Form 10-Q
period 2016-09-30
Acushnet Holdings Corp.
filed 2016-12-08
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-37935

Acushnet Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-5644353 (I.R.S. Employer Identification No.)

333 Bridge Street Fairhaven, Massachusetts (Address of principal executive offices)	02719 (Zip Code)

(800) 225-8500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant had 74,093,598 shares of common stock outstanding as of November 30, 2016.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These forward-looking statements are included throughout this report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable” and similar terms and phrases to identify forward-looking statements in this report.

The forward-looking statements contained in this report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include, but are not limited to:

•                  a reduction in the number of rounds of golf played or in the number of golf participants;

•                  unfavorable weather conditions may impact the number of playable days and rounds played in a given year;

•                  macroeconomic factors may affect the number of rounds of golf played and related spending on golf products;

•                  demographic factors may affect the number of golf participants and related spending on our products;

•                  a significant disruption in the operations of our manufacturing, assembly or distribution facilities;

•                  our ability to procure raw materials or components of our products;

•                  a disruption in the operations of our suppliers;

•                  cost of raw materials and components;

•                  currency transaction and translation risk;

•                  our ability to successfully manage the frequent introduction of new products;

•                  our reliance on technical innovation and high-quality products;

•                  changes of the Rules of Golf with respect to equipment;

•                  our ability to adequately enforce and protect our intellectual property rights;

•                  involvement in lawsuits to protect, defend or enforce our intellectual property rights;

•                  our ability to prevent infringement of intellectual property rights by others;

•                  recent changes to U.S. patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office;

•                  intense competition and our ability to maintain a competitive advantage in each of our markets;

•                  limited opportunities for future growth in sales of golf balls, golf shoes and golf gloves;

•                  our customers’ financial condition, their levels of business activity and their ability to pay trade obligations;

•                  a decrease in corporate spending on our custom logo golf balls;

•                  our ability to maintain and further develop our sales channels;

•                  consolidation of retailers or concentration of retail market share;

•                  our ability to maintain and enhance our brands;

•                  seasonal fluctuations of our business;

•                  fluctuations of our business based on the timing of new product introductions;

•                  risks associated with doing business globally;

•                  compliance with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation;

•                  our ability to secure professional golfers to endorse or use our products;

•                  negative publicity relating to us or the golfers who use our products or the golf industry in general;

•                  our ability to accurately forecast demand for our products;

•                  a disruption in the service or increase in cost, of our primary delivery and shipping services or a significant disruption at shipping ports;

•                  our ability to maintain our information systems to adequately perform their functions;

•                  cybersecurity risks;

•                  the ability of our eCommerce systems to function effectively;

•                  occurrence of natural disasters or pandemic diseases;

•                  impairment of goodwill and identifiable intangible assets;

•                  our ability to attract and/or retain management and other key employees and hire qualified management, technical and manufacturing personnel;

•                  our ability to prohibit sales of our products by unauthorized retailers or distributors;

•                  international political instability and terrorist activities;

•                  our ability to grow our presence in existing international markets and expand into additional international markets;

•                  tax uncertainties, including potential changes in tax laws, unanticipated tax liabilities and limitations on utilization of tax attributes after any change of control;

•                  adequate levels of coverage of our insurance policies;

•                  product liability, warranty and recall claims;

•                  litigation and other regulatory proceedings;

•                  compliance with environmental, health and safety laws and regulations;

•                  our ability to secure additional capital on terms acceptable to us and potential dilution of holders of our common stock;

•                  our estimates or judgments relating to our critical accounting policies;

•                  our substantial leverage, ability to service our indebtedness, ability to incur more indebtedness and restrictions in the agreements governing our indebtedness;

•                  a sale, foreclosure, liquidation or other transfer of the shares of our common stock owned by Magnus Holdings Co., Ltd. (“Magnus”) as a result of the term loan agreement entered into by Magnus to finance the purchase of shares of our common stock by Magnus in connection with our initial public offering;

•                  the ability of our controlling stockholder to control significant corporate activities, and our controlling stockholder’s interests may conflict with yours;

•                  the pledge by Fila Korea Co., Ltd. (“Fila Korea”) of the common stock of Magnus and any future pledges by Fila Korea of the common stock of Magnus;

•                  the insolvency laws of Korea are different from U.S. bankruptcy laws;

•                  our status as a controlled company;

•                  increased costs and regulatory requirements of being a public company;

•                  our ability to maintain effective internal controls over financial reporting;

•                  our ability to pay dividends;

•                  dilution from future issuances or sales of our common stock;

•                  anti-takeover provisions in our organizational documents; and

•                  reports from securities analysts.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.

Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

Website Disclosure

We use our website (www.acushnetholdingscorp.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Acushnet Holdings Corp. when you enroll your e-mail address by visiting the “Resources” section of our website at https://www.acushnetholdingscorp.com/investors/resources/default.aspx. The contents of our website are not, however, a part of this report.

PART I.                          FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	Pro forma September 30,	December 31,
(in thousands, except share and per share amounts)	2016	2016	2015

Assets
Current assets
Cash ($12,796 and $10,029 attributable to the variable interest entity (“VIE”))	$85,673	$81,129	$54,409
Restricted cash	3,195	3,195	4,725
Accounts receivable, net	208,285	208,285	192,384
Inventories ($11,573 and $15,755 attributable to the VIE)	298,824	298,824	326,359
Other assets	80,435	80,435	93,646
Total current assets	676,412	671,868	671,523
Property, plant and equipment, net ($10,749 and $11,147 attributable to the VIE)	242,343	242,343	254,894
Goodwill ($32,312 and $32,312 attributable to the VIE)	185,005	185,005	181,179
Identifiable intangible assets, net	492,792	492,792	499,494
Deferred income taxes	117,236	117,236	132,265
Other assets ($2,704 and $2,738 attributable to the VIE)	24,852	24,852	19,618
Total assets	$1,738,640	$1,734,096	$1,758,973
Liabilities and Equity
Current liabilities
Short-term debt	$27,581	$27,581	$441,704
Accounts payable ($7,700 and $10,250 attributable to the VIE)	89,530	89,530	89,869
Payables to related parties	4,544	—	12,570
Accrued taxes	28,102	28,102	29,432
Accrued compensation and benefits ($795 and $1,035 attributable to the VIE)	228,186	228,186	111,390
Accrued expenses and other liabilities ($3,385 and $4,516 attributable to the VIE)	81,185	81,185	70,626
Total current liabilities	459,128	454,584	755,591
Long-term debt and capital lease obligations	720,700	358,211	394,511
Deferred income taxes	6,404	6,404	7,112
Accrued pension and other postretirement benefits ($1,960 and $2,303 attributable to the VIE)	110,049	110,049	119,549
Accrued equity appreciation rights	—	—	145,384
Other noncurrent liabilities ($2,869 and $2,841 attributable to the VIE)	20,844	20,844	12,284
Total liabilities	1,317,125	950,092	1,434,431
Commitments and contingencies (Note 15)
Series A redeemable convertible preferred stock, $.001 par value, 1,838,027 shares authorized at September 30, 2016 and December 31, 2015; 1,838,027 shares issued and outstanding at September 30, 2016 and December 31, 2015 actual; liquidation preference of $187,277 at September 30, 2016; no shares issued or outstanding, pro forma as of September 30, 2016	131,036	—	131,036
Equity
Common stock, $.001 par value, 78,193,494 shares authorized at September 30, 2016 and December 31, 2015; 24,926,535 shares issued and outstanding at September 30, 2016 and 21,821,256 shares issued and outstanding at December 31, 2015 actual; 74,093,598 shares issued and outstanding, pro forma as of September 30, 2016	25	74	22
Additional paid-in capital	379,729	873,205	309,110
Accumulated other comprehensive loss, net of tax	(73,001)	(73,001)	(67,234)
Retained deficit	(49,606)	(49,606)	(81,647)
Total equity attributable to Acushnet Holdings Corp.	257,147	750,672	160,251
Noncontrolling interests	33,332	33,332	33,255
Total equity	290,479	784,004	193,506
Total liabilities and equity	$1,738,640	$1,734,096	$1,758,973

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share	Three Months Ended September 30,		Nine Months Ended September 30,
amounts)	2016	2015	2016	2015

Net sales	$332,353	$319,868	$1,235,348	$1,182,742
Cost of goods sold	170,369	162,528	614,123	572,457
Gross profit	161,984	157,340	621,225	610,285
Operating expenses
Selling, general and administrative	139,063	144,246	445,834	457,253
Research and development	12,473	11,395	35,296	34,023
Intangible amortization	1,654	1,653	4,957	4,966
Restructuring charges	174	—	816	—
Income from operations	8,620	46	134,322	114,043
Interest expense, net	15,672	17,563	44,076	48,093
Other (income) expense, net	(2,449)	54	1,389	9,988
Income (loss) before income taxes	(4,603)	(17,571)	88,857	55,962
Income tax (benefit) expense	440	(4,273)	39,878	32,646
Net income (loss)	(5,043)	(13,298)	48,979	23,316
Less: Net income attributable to noncontrolling interests	(1,124)	(689)	(3,077)	(3,847)
Net income (loss) attributable to Acushnet Holdings Corp.	(6,167)	(13,987)	45,902	19,469
Accruing of cumulative dividends	(3,465)	(3,437)	(10,320)	(10,311)
Allocation of undistributed earnings to preferred shareholders	—	—	(15,071)	(4,231)
Net income (loss) attributable to common shareholders - basic	(9,632)	(17,424)	20,511	4,927
Adjustments to net income for dilutive securities	—	—	17,046	—
Net income (loss) attributable to common shareholders - diluted	$(9,632)	$(17,424)	$37,557	$4,927

Net income (loss) per common share attributable to Acushnet Holdings Corp.:
Basic	$(0.40)	$(0.84)	$0.91	$0.26
Diluted	$(0.40)	$(0.84)	$0.68	$0.25
Weighted average number of common shares:
Basic	23,880,191	20,678,237	22,512,577	19,268,395
Diluted	23,880,191	20,678,237	55,203,829	19,334,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Net income (loss)	$(5,043)	$(13,298)	$48,979	$23,316
Other comprehensive income (loss)
Foreign currency translation adjustments	1,943	(7,800)	14,124	(14,131)
Foreign exchange derivative instruments
Unrealized holding gains (losses) arising during period	(1,549)	(1,435)	(25,174)	5,009
Reclassification adjustments included in net income	583	(4,360)	(7,174)	(21,679)
Tax benefit	238	1,973	11,368	4,981
Foreign exchange derivative instruments, net	(728)	(3,822)	(20,980)	(11,689)
Available-for-sale securities
Unrealized holding gains (losses) arising during period	358	(587)	210	(769)
Tax benefit (expense)	(135)	187	(79)	253
Available-for-sale securities, net	223	(400)	131	(516)
Pension and other postretirement benefits adjustments
Net gain (loss) arising during period	(209)	2,032	964	545
Tax benefit (expense)	120	(578)	(6)	(68)
Pension and other postretirement benefits adjustments, net	(89)	1,454	958	477

Total other comprehensive income (loss)	1,349	(10,568)	(5,767)	(25,859)

Comprehensive income (loss)	(3,694)	(23,866)	43,212	(2,543)
Less: Comprehensive income attributable to noncontrolling interests	(1,124)	(689)	(3,077)	(3,847)
Comprehensive income (loss) attributable to Acushnet Holdings Corp.	$(4,818)	$(24,555)	$40,135	$(6,390)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities
Net income	$48,979	$23,316
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	30,553	31,566
Unrealized foreign exchange gain (loss)	(1,069)	2,790
Amortization of debt issuance costs	3,036	4,224
Amortization of discount on bonds payable	3,963	4,017
Change in fair value of common stock warrants	6,112	14,535
Share-based compensation	7,123	2,033
Loss on disposals of property, plant and equipment	82	32
Deferred income taxes	25,958	15,765
Changes in operating assets and liabilities
Accounts receivable	(5,702)	(12,528)
Inventories	32,123	(820)
Accounts payable	(387)	(5,622)
Accrued taxes	(1,872)	(1,044)
Accrued expenses and other liabilities	132,355	13,689
Other assets	3,793	(9,758)
Other noncurrent liabilities	(154,993)	36,099
Interest due to related parties	(8,026)	(8,508)
Cash flows provided by operating activities	122,028	109,786
Cash flows from investing activities
Additions to property, plant and equipment	(13,502)	(15,267)
Change in restricted cash	1,702	1,364
Cash flows used in investing activities	(11,800)	(13,903)
Cash flows from financing activities
Decrease in short-term borrowings, net	(28,163)	(13,278)
Repayment of senior term loan facility	(30,000)	—
Proceeds from senior term loan facility	375,000	—
Repayment of secured floating rate notes	(375,000)	—
Proceeds from exercise of common stock warrants	34,503	34,503
Repayment of bonds	(34,503)	(34,503)
Debt issuance costs	(6,469)	—
Dividends paid on Series A redeemable convertible preferred stock	(13,861)	(13,747)
Dividends paid to noncontrolling interests	(3,000)	(1,800)
Cash flows used in financing activities	(81,493)	(28,825)
Effect of foreign exchange rate changes on cash	2,529	(2,241)
Net increase in cash	31,264	64,817
Cash, beginning of year	54,409	47,667
Cash, end of period	$85,673	$112,484
Supplemental information
Non-cash additions to property, plant and equipment	$355	$491
Non-cash conversion of common stock warrants	28,996	7,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY (UNAUDITED)

								Total
								Stockholders’
	Redeemable					Accumulated		Equity
	Convertible				Additional	Other		Attributable
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	to Acushnet	Noncontrolling	Total
(in thousands)	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Holdings Corp.	Interest	Equity
Balances at December 31, 2015	1,838	$131,036	21,821	$22	$309,110	$(67,234)	$(81,647)	$160,251	$33,255	$193,506
Net income	—	—	—	—	—	—	45,902	45,902	3,077	48,979
Other comprehensive loss	—	—	—	—	—	(5,767)	—	(5,767)	—	(5,767)
Stock-based compensation expense	—	—	—	—	7,123	—	—	7,123	—	7,123
Issuance of common stock	—	—	3,105	3	63,496	—	—	63,499	—	63,499
Dividends paid on Series A redeemable convertible preferred stock	—	—	—	—	—	—	(13,861)	(13,861)	—	(13,861)
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—	—	(3,000)	(3,000)
Balances at September 30, 2016	1,838	$131,036	24,926	$25	$379,729	$(73,001)	$(49,606)	$257,147	$33,332	$290,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Acushnet Holdings Corp. (the “Company”), its wholly owned subsidiaries and a VIE in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated balance sheet for the year then ended. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the full year ended December 31, 2016, nor were those of the comparable 2015 period representative of those actually experienced for the full year ended December 31, 2015. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2015 included in the Company’s prospectus, dated October 27, 2016, constituting part of the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-212116), filed with the SEC on October 31, 2016.

Acquisition

Acushnet Holdings Corp. was incorporated in Delaware on May 9, 2011 as Alexandria Holdings Corp., an entity owned by Fila Korea Co., Ltd.(“Fila Korea”), a leading sport and leisure apparel and footwear company which is a public company listed on the Korea Exchange, and a consortium of investors (the “Financial Investors”) led by Mirae Asset Global Investments, a global investment management firm. Acushnet Holdings Corp. acquired Acushnet Company, our operating subsidiary, from Beam Suntory, Inc. (at the time known as Fortune Brands, Inc.) (“Beam”) on July 29, 2011 (the “Acquisition”).

Stock Split

On October 14, 2016, the Company effected a nine-for-one stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for its 7.5% convertible notes due 2021 (“convertible notes”), Series A redeemable convertible preferred stock (“Series A preferred stock”), and the exercise price for the common stock warrants and the strike price of stock-based compensation. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the common stock warrant exercise price, and convertible notes and redeemable convertible preferred stock conversion ratios.

Initial Public Offering

On November 2, 2016, the Company completed an initial public offering of 19,333,333 shares of its common stock sold by selling stockholders at a public offering price of $17.00 per share. Upon the closing of the Company’s initial public offering, all remaining outstanding shares of the Company’s Series A preferred stock were automatically converted into 11,556,495 shares of the Company’s common stock and the Company’s convertible notes were automatically converted into 22,791,852 shares of the Company’s common stock. The underwriters of the Company’s initial public offering exercised their over-allotment option

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

to purchase an additional 2,899,999 shares of common stock from the selling stockholders at the initial public offering price of $17.00 per share.

Automatic Conversion

Following the pricing of the initial public offering, Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Korea, purchased from the Financial Investors on a pro rata basis 14,818,720 shares of the Company’s common stock, resulting in Magnus holding a controlling ownership interest of 53.1% of the Company’s outstanding common stock. The 14,818,720 shares of the Company’s common stock sold by the Financial Investors were received upon the automatic conversion of certain of the Company’s outstanding convertible notes (Note 5) and Series A preferred stock (Note 10). The remaining outstanding convertible notes and Series A preferred stock automatically converted into shares of the Company’s common stock prior to the closing of the initial public offering.

Unaudited Pro Forma Financial Information

The accompanying unaudited pro forma consolidated balance sheet as of September 30, 2016 has been prepared to give effect to the automatic conversion of all of the outstanding convertible notes into an aggregate of 32,624,820 shares of common stock, the payment in cash of accrued and unpaid interest of $4.5 million on the convertible notes and the automatic conversion of all of the outstanding shares of the Series A preferred stock into an aggregate of 16,542,243 shares of common stock as if the Company’s foregoing transactions had occurred on September 30, 2016.

Use of Estimates

The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts of assets, liabilities, stockholders’ equity, net sales and expenses, and the disclosure of contingent assets and liabilities in its consolidated financial statements. Actual results could differ from those estimates.

Variable Interest Entities

VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected residual returns. The Company consolidates a VIE when it is the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb expected losses or the right to receive expected benefits from the VIE that could potentially be significant to the VIE.

The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary as defined by Accounting Standards Codification (“ASC”) 810. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the noncontrolling entities have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of September 30, 2016 and December 31,  2015. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable

As of September 30, 2016 and December 31, 2015, the allowance for doubtful accounts was $18.0 million and $12.4 million, respectively.

Recently Adopted Accounting Standards

Fair Value Measurement

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, “Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” Under ASU 2015-07 investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient should not be categorized in the fair value hierarchy. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted the provisions of this standard during the nine months ended September 30, 2016. The retrospective adoption of this standard did not have a significant impact on the consolidated financial statements.

Intangibles—Goodwill and Other—Internal-Use Software

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for annual periods beginning after December 15, 2015, including interim periods within those fiscal years. The Company prospectively adopted the provisions of this standard during the nine months ended September 30, 2016. The adoption of this standard did not have a significant impact on the consolidated financial statements.

Consolidation: Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to Consolidation Analysis.” ASU 2015-02 places more emphasis on risk of loss when determining controlling interest, reduces the frequency of the application of related-party guidance when determining controlling financial interest in a VIE and changes consolidation conclusions for companies in several industries. ASU 2015-02 is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company retrospectively adopted the provisions of this standard during the nine months ended September 30, 2016. The retrospective adoption of this standard did not have a significant impact on the consolidated financial statements.

Recently Issued Accounting Standards

Statement of Cash Flows — Restricted Cash

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” ASU 2016-18 requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted for annual or

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a significant impact on the consolidated financial statements.

Consolidation — Interest Held Through Related Parties

In October 2016, the FASB issued ASU 2016-17, “Consolidation: Interests Held through Related Parties that are under Common Control.” ASU 2016-17 changes the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. ASU 2016-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a significant impact on the consolidated financial statements.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets other than Inventory.” ASU 2016-16 requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this standard to determine the impact of its adoption on the consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” to address diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this standard to determine the impact of its adoption on the consolidated financial statements.

Revenue from Contracts with Customers

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition and provides a practical expedient for contract modifications and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” clarifying the implementation guidance on principal versus agent considerations. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” deferring the adoption of previously issued guidance published in May 2014, ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 amends revenue recognition guidance and requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2016-08 and 2015-14 are effective for reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The new standard permits the use of either the retrospective or modified retrospective approach on adoption. The Company is currently evaluating this standard to determine the impact of its adoption on the consolidated financial statements.

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Compensation—Stock Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting” to simplify accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard is not expected to have a significant impact on the consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases”, which will require lessees to recognize right-of-use assets and lease liabilities for leases which were formerly classified as operating leases. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating this standard to determine the impact of its adoption on the consolidated financial statements.

Presentation of Financial Statements—Going Concern

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires management to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures as appropriate. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a significant impact on the consolidated financial statements.

2. Inventories

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the first-in, first-out inventory method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an estimated allowance for obsolete or slow moving inventory.

The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2016	2015

Raw materials and supplies	$56,654	$63,119
Work-in-process	19,043	18,210
Finished goods	223,127	245,030
Inventories	$298,824	$326,359

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Product Warranty

The Company has defined warranties ranging from one to two years. Products covered by the defined warranty policies include all Titleist golf products, FootJoy golf shoes, and FootJoy golf outerwear. The estimated cost of satisfying future warranty claims is accrued at the time the sale is recorded. In estimating future warranty obligations, the Company considers various factors, including its warranty policies and practices, the historical frequency of claims, and the cost to replace or repair products under warranty.

The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Balance at beginning of period	$3,784	$3,576	$3,345	$2,989
Provision	1,493	1,379	4,291	4,003
Claims paid/costs incurred	(1,542)	(1,432)	(3,916)	(3,449)
Foreign currency translation	(9)	(59)	6	(79)
Balance at end of period	$3,726	$3,464	$3,726	$3,464

4. Related Party Transactions

The Company has historically incurred interest expense payable to related parties on its outstanding convertible notes and bonds with common stock warrants (Note 5). Related party interest expense totaled $10.8 million and $11.3 million for the three months ended September 30, 2016 and 2015 respectively and $25.9 million and $27.8 million for the nine months ended September 30, 2016 and 2015, respectively.

5. Debt and Financing Arrangements

The Company’s debt and capital lease obligations were as follows:

	September 30,	December 31,
(in thousands)	2016	2015

Term loan	$371,576	$—
Secured floating rate notes	—	372,804
Convertible notes	362,490	362,490
Bonds with common stock warrants	—	30,540
Senior term loan facility	—	29,836
Senior revolving credit facility	—	24,000
Revolving credit facility	13,518	—
Other short-term borrowings	—	15,064
Capital lease obligations	697	1,481
Total	748,281	836,215
Less: Short-term debt	27,581	441,704
Total long-term debt and capital lease obligations	$720,700	$394,511

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The term loan is net of debt issuance costs of $3.4 million as of September 30, 2016.The secured floating rate notes are net of debt issuance costs of $2.2 million as of December 31, 2015.

Senior Secured Credit Facility

On April 27, 2016, the Company entered into a senior secured credit facilities agreement arranged by Wells Fargo Bank, National Association which provides for (i) a $275.0 million multi-currency revolving credit facility, including a $20.0 million letter of credit sublimit, a $25.0 million swing line sublimit, a C$25.0 million sublimit for Acushnet Canada, Inc., a £20.0 million sublimit for Acushnet Europe Limited and an alternative currency sublimit of $100.0 million for borrowings in Canadian dollars, euros, pounds sterling and Japanese yen (“revolving credit facility”), (ii) a $375.0 million term loan A facility and (iii) a $100.0 million delayed draw term loan A facility. The revolving and term loan facilities mature on July 28, 2021 and the delayed draw term loan A facility expires on July 28, 2017 if not drawn. The credit agreement allows for the incurrence of additional term loans or increases in the revolving credit facility in an aggregate principal amount not to exceed (i) $200.0 million plus (ii) an unlimited amount so long as the net average secured leverage ratio (as defined in the credit agreement) does not exceed 2.00:1.00 on a pro forma basis. The applicable interest rate for the Canadian borrowings under the senior secured credit facility is based on CDOR plus a margin ranging from 1.25% to 2.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement. The applicable interest for the swing line sublimit is the highest of (a) Federal Funds Rate plus 0.50%, (b) the Prime Rate and (c) the one month LIBOR rate plus 1.00% plus a margin ranging from 0.25% to 1.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement. The applicable interest rate for all remaining borrowings under the senior secured credit facilities is LIBOR plus a margin ranging from 1.25% to 2.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement or the highest of (a) Federal Funds Rate plus 0.50%, (b) the Prime Rate and (c) the one month LIBOR rate plus 1.00% plus a margin ranging from 0.25% to 1.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement.

The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company’s leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.

The credit agreement was signed and became effective on April 27, 2016 and initial funding under the credit agreement occurred on July 28, 2016. The proceeds of the $375.0 million term loan A facility, borrowings of C$4.0 million (equivalent to approximately $3.0 million) under the revolving credit facility and cash on hand of $23.6 million were used to repay all amounts outstanding under the secured floating rate notes and certain former working credit facilities. The secured floating rate notes, certain former working credit facilities and the former senior revolving credit facility were terminated. The Company recorded interest expense related to the term loan facility, including the amortization of debt issuance costs, of $1.9 million during the three and nine months ended September 30, 2016. The Company recorded interest expense related to the revolving credit facility of $0.4 million during the three and nine months ended September 30, 2016.

Convertible Notes

In 2011 and 2012, the Company issued convertible notes with an aggregate principal amount of $362.5 million to shareholders. The convertible notes bore interest at a rate of 7.5% per annum, which was payable in cash semi-annually in arrears on February 1 and August 1. The notes matured upon the earlier of July 29, 2021 or the election of the holder upon a change in control, as defined in the securities purchase agreements governing the notes. Amounts due under the convertible notes could only be repaid upon maturity or upon a change in control.

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On March 11, 2013, the Company received approval from the holders of the convertible notes to defer any interest payments due after August 1, 2013 and prior to February 1, 2016 pursuant to the covenants imposed by the secured floating rate notes and the senior revolving and term loan facilities.

The notes were convertible at the option of the holder at any time prior to maturity into a number of shares of the Company’s common stock determined by dividing the aggregate outstanding unpaid principal amount of the note by the conversion price of $11.11 per share. The conversion price was subject to adjustment if additional shares of common stock were sold subsequent to the issuance of the convertible notes at a price per common share that was lower than $11.11 per share or upon a subdivision of the outstanding shares of the Company’s common stock. Transfer of the notes to any party, including an affiliate of the noteholder, required prior written consent of the other noteholders and Fila Korea.

On May 6, 2016, the Company and each of the holders of the convertible notes entered into an agreement requiring the mandatory conversion of the convertible notes into fully paid and nonassessable shares of the Company’s common stock upon the closing of an initial public offering. This agreement was amended on September 5, 2016 to provide for the automatic conversion of a portion of the outstanding convertible notes in connection with the sale of shares of the Company’s common stock by the holders of the convertible notes to Magnus. The automatic conversion of all outstanding convertible notes occurred prior to the closing of the Company’s initial public offering. Upon conversion, all accrued but unpaid interest on the principal of the convertible notes was paid to each holder of the convertible notes.

The Company recorded interest expense related to the convertible notes of $6.9 million during the three months ended September 30, 2016 and 2015, respectively and $20.4 million and $20.3 million during the nine months ended September 30, 2016 and 2015, respectively.

Bonds with Common Stock Warrants

In 2011 and 2012, the Company issued bonds with an aggregate principal amount of $172.5 million to shareholders. The bonds bore interest at a rate of 7.5% per annum, which was payable in cash semi-annually in arrears on February 1 and August 1. The bonds matured upon the earlier of July 29, 2021 or the election of the holder upon a change of control, as defined in the securities purchase agreement governing the bonds. Amounts due under the bonds could only be repaid upon maturity, a change of control, a holder electing to exercise common stock warrants by net settling their bonds or an exercise of common stock warrants by Fila Korea.

In connection with the issuance of these bonds, the Company issued common stock warrants for the purchase of 15,526,431 shares of the Company’s common stock, at an exercise price of $11.11 per share. The exercise price was subject to adjustment if additional shares of common stock were sold subsequent to the issuance of the bonds at a price per common share that was lower than $11.11 per share or upon a subdivision of the outstanding shares of the Company’s common stock. The common stock warrant exercise price could be settled with cash or through tender of an aggregate outstanding principal amount of the bonds and accrued but unpaid interest equal to the exercise price of the common stock warrants.

The common stock warrants were detachable and transferrable by the holders only to Fila Korea or its designee at a price equal to the interest accrued on the underlying bonds at the rate of 4.0% per annum calculated on an annual compounded basis. The shareholders agreement provided Fila Korea with a call option to purchase all of the outstanding common stock warrants held by holders of the bonds in annual installments of 3,105,288 common stock warrants over a five year period beginning July 29, 2012. Fila Korea was required to exercise the common stock warrants within 10 days of the transfer. The exercise of the common stock warrants by Fila Korea triggered the Company to redeem a pro rata share of the bonds payable by using the proceeds received from the exercise of the common stock warrants by Fila Korea.

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In July 2016, Fila Korea exercised its final annual call option to purchase 3,105,279 common stock warrants held by the holders of the bonds and exercised such warrants at the exercise price of $11.11 per share. This resulted in proceeds to the Company of $34.5 million which the Company used to repay the outstanding indebtedness under the bonds of $34.5 million.

A discount of $19.9 million relating to the issuance-date fair value of the common stock warrants was recorded on the issuance date of the bonds and was accreted to interest expense until the maturity date of the bonds. The unamortized discount was $4.0 million as of December 31, 2015.

The Company recorded interest expense related to the bonds, including the amortization of the discount, of $3.9 million and $4.4 million during the three months ended September 30, 2016 and 2015, respectively. The Company recorded interest expense related to the bonds, including the amortization of the discount, of $5.5 million and $7.5 million during the nine months ended September 30, 2016 and 2015, respectively.

Secured Floating Rate Notes

In October 2011, the Company issued secured floating rate notes with Korea Development Bank in an aggregate principal amount of $500.0 million, which matured on July 29, 2016. The notes bore interest at a rate equal to three-month LIBOR plus a margin of 3.75%, which was required to be paid quarterly in arrears on January 31, April 30, July 31 and October 31. The notes were issued in separate classes with maturity dates ranging from October 2013 to July 2016. Pursuant to an amended and restated pledge and security agreement dated October 31, 2011, the secured floating rate notes were secured by certain assets, including inventory, accounts receivable, fixed assets and intangible assets of the Company, and a second priority security interest in the shares of certain Fila Korea entities, trademarks and bank accounts.

In October 2013, the Company issued secured floating rate notes with Korea Development Bank in an aggregate principal amount of $125.0 million, which matured on July 29, 2016. Proceeds from the issuance of the notes were used, along with existing cash on hand, to repay $150.0 million of the secured floating rate notes issued in October 2011. The notes bore interest at a rate equal to three-month LIBOR plus a margin of 3.75%, which was required to be paid quarterly in arrears on January 31, April 30, July 31 and October 31.

The Company incurred $13.2 million of issuance costs in connection with the original issuance of $500.0 million secured floating rate notes. In addition, the Company incurred $3.3 million of issuance costs in connection with the issuance of $125.0 million secured floating rate notes during the year ended December 31, 2013. Of the $3.3 million, $1.0 million was immediately recorded as interest expense and $2.3 million was capitalized as debt issuance costs.

On July 28, 2016, the outstanding borrowings under the secured floating rate notes were repaid in full using the proceeds from the senior secured credit facility and the secured floating rate notes were terminated.

The Company recorded interest expense related to the secured floating rate notes, including the amortization of debt issuance costs, of $2.1 million and $5.4 million during the three months ended September 30, 2016 and 2015, respectively. The Company recorded interest expense related to the secured floating rate notes, including the amortization of debt issuance costs, of $12.3 million and $15.8 million during the nine months ended September 30, 2016 and 2015, respectively.

Senior Revolving and Term Loan Facilities

In July 2011, the Company entered into a senior revolving facilities agreement with Korea Development Bank (“Senior Facility Agreement”), which provided for borrowings under a revolving credit facility of up to $50.0 million to be used for general corporate purposes (“Senior Revolving Facility”). The

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

applicable interest rate for borrowings under the Senior Revolving Facility was LIBOR plus a margin of 3.25%. The Senior Facility Agreement required a commitment fee of 0.3% based on the average daily unused portion of the facility. On February 12, 2014, the Company amended its Senior Facility Agreement and simultaneously executed a joinder agreement with Wells Fargo N.A. to increase the borrowing capacity under the Senior Revolving Facility to $75.0 million.

On December 24, 2014, the Company further amended the Senior Facility Agreement to increase the borrowing capacity under the Senior Revolving Facility to $95.0 million, which matured on July 29, 2016. This amendment also provided for borrowings under a senior term loan agreement with Korea Development Bank of $30.0 million (“Senior Term Loan”), which matured on July 29, 2016. The applicable interest rate for borrowings under the Senior Term Loan was three-month LIBOR plus a margin of 2.63%, and was increased for any required withholding taxes. The Senior Facility Agreement required a commitment fee of 0.3% based on the average daily unused portion of the term loan. Upon entry into the amendment, the Company immediately borrowed the entire $30.0 million under the Senior Term Loan.

There were no outstanding borrowings under the Senior Revolving Facility as of December 31, 2015. The Company recorded interest expense related to the Senior Revolving Facility, including unused commitment fees, of $0.1 million during each of the three months ended September 30, 2016 and 2015.The Company recorded interest expense related to the Senior Revolving Facility, including unused commitment fees, of $0.8 million and $0.7 million during the nine months ended September 30, 2016 and 2015, respectively.

On June 30, 2016, the Company repaid all amounts outstanding under the Senior Term Loan facility and the facility was terminated. There were outstanding borrowings under the Senior Term Loan of $30.0 million as of December 31, 2015. As of December 31, 2015, the interest rate applicable to the outstanding borrowings under the Senior Term Loan facility was 3.26%. The Company recorded interest expense related to the Senior Term Loan of $0.4 million during the three months ended September 30, 2015. The Company recorded interest expense related to the Senior Term Loan of $0.7 million and $1.1 million during the nine months ended September 30, 2016 and 2015, respectively.

Line of Credit Facility

On February 5, 2016, the Company entered into a working capital facility agreement arranged by Wells Fargo Bank, National Association which provides for borrowings up to $30.0 million. The applicable interest rate for borrowings under the facility was daily one-month LIBOR plus a margin of 2.50%. The facility required a commitment fee equal to 0.35% of the unused portion of the facility as of the preceding fiscal quarter.

The working capital facility had an original maturity date of May 31, 2016, but was amended on May 18, 2016 to extend the maturity date to July 29, 2016.

Working Credit Facility (Canada)

In February 2013, the Company entered into a working credit facility agreement arranged by Wells Fargo N.A., Canadian Branch, which provided for borrowings of up to the lesser of (a) C$25 million or (b) the sum of 80% of eligible accounts receivable and 60% of eligible inventory. The working credit facility, as amended, matured on July 29, 2016. The applicable interest rate for borrowings under the facility for Canadian dollar borrowings was CDOR plus a margin of 2.0% or Canadian Prime Rate and for U.S. dollar borrowings was LIBOR plus a margin of 2.0% or U.S. Prime Rate. The facility required a commitment fee equal to 0.25% of the uncancelled and unutilized portion of the facility as of the preceding fiscal quarter.

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On July 28, 2016, the outstanding borrowings were repaid using the proceeds from the senior secured credit facility and cash on hand and the working credit facility (Canada) was terminated. There were no outstanding borrowings under the working credit facility (Canada) as of December 31, 2015.

The Company recorded interest expense related to the working credit facility (Canada), including unused commitment fees, of less than $0.1 million during the three months ended September 30, 2016 and $0.1 million during the three months ended September 30, 2015. The Company recorded interest expense related to the working credit facility (Canada), including unused commitment fees, of $0.2 million during each of the nine months ended September 30, 2016 and 2015.

Working Credit Facility (Europe)

In April 2012, the Company entered into a working credit facility agreement arranged by Wells Fargo Capital Finance (UK) Limited, which provided for borrowings of up to the lesser of (a) £30.0 million or (b) the sum of 85% of eligible accounts receivable and 65% of eligible inventory, of which £5.0 million can be used for letters of credit. The working credit facility had an original maturity date of April 4, 2017. The applicable interest rate for borrowings under the facility was LIBOR plus a margin of 3.0%. The facility included a commitment fee of 0.375% on the average daily unused portion of the facility. The working credit facility was secured by the accounts receivable, inventory and cash collections of Acushnet Europe Limited, a wholly owned subsidiary of the Company.

On July 28, 2016, the outstanding borrowings were repaid using cash on hand and the working credit facility (Europe) was terminated. There were no outstanding borrowings under the working credit facility (Europe) as of December 31, 2015.

The Company recorded interest expense related to the working credit facility (Europe), including unused commitment fees, of $0.1 million during the three months ended September 30, 2016 and 2015, respectively. The Company recorded interest expense related to the working credit facility (Europe), including unused commitment fees, of $0.5 million during the nine months ended September 30, 2016 and 2015, respectively.

6. Derivative Financial Instruments

Common Stock Warrants

The Company classifies warrants to purchase common stock as a liability on its consolidated balance sheet as the warrants are free-standing financial instruments that may result in the issuance of a variable number of the Company’s common shares. The warrants were initially recorded at fair value on grant date, and are subsequently re-measured to fair value at each reporting date. The Company will continue to adjust the liability until the earlier of exercise of the warrants or expiration of the warrants occurs. Common stock warrants are recorded at fair value (Note 7) and included in accrued expenses and other liabilities on the consolidated balance sheet. Changes in the fair value of the common stock warrants are recognized as other (income) expense, net on the consolidated statement of operations.

On July 29, 2011, the Company issued bonds in the aggregate principal amount of $168.0 million and common stock warrants to purchase an aggregate of 15,120,000 shares of the Company’s common stock. On January 20, 2012, the Company issued $4.5 million of additional bonds and common stock warrants to purchase 406,431 shares of the Company’s common stock (Note 5).

In July 2016, Fila Korea exercised its final annual call option to purchase 3,105,279 common stock warrants held by the holders of the bonds and exercised such warrants at the exercise price of $11.11 per

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

share, or $34.5 million in the aggregate. The Company used the proceeds received from Fila Korea’s exercise of the common stock warrants to redeem the outstanding bonds payable.

Foreign Exchange Derivative Instruments

The Company principally uses financial instruments to reduce the impact of changes in foreign currency exchange rates. The principal derivative financial instruments the Company enters into on a routine basis are foreign exchange forward contracts. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.

Foreign exchange contracts are primarily used to hedge purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The effective portions of cash flow hedges are reported in accumulated other comprehensive income (loss) and recognized in the consolidated statement of operations when the hedged item affects earnings. Changes in fair value of all economic hedge transactions are immediately recognized in current period earnings. The primary foreign currency hedge contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the Euro. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding as of September 30, 2016 was $353.6 million.

The counterparties to derivative contracts are major financial institutions. The Company assesses credit risk of the counterparties on an ongoing basis.

The fair values of foreign exchange derivative instruments on the consolidated balance sheets were as follows:

	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2016	2015

Asset derivatives	Other current assets	$4,639	$13,824
	Other noncurrent assets	43	790
Liability derivatives	Other current liabilities	17,973	1,265
	Other noncurrent liabilities	6,437	331

The effect of foreign exchange derivative instruments on accumulated other comprehensive income (loss) and the consolidated statements of operations was as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Type of hedge
Cash flow	$(1,549)	$(1,435)	$(25,174)	$5,009
	$(1,549)	$(1,435)	$(25,174)	$5,009

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Gain (Loss) Recognized in		Gain (Loss) Recognized in
	Statement of Operations		Statement of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015

Location of gain (loss) in statement of operations
Cost of goods sold	$(583)	$4,360	$7,174	$21,679
Selling, general and administrative expense	(1,005)	1,461	(3,674)	3,287
	$(1,588)	$5,821	$3,500	$24,966

Based on the current valuation, the Company expects to reclassify a net loss of $13.2 million from accumulated other comprehensive income (loss) into cost of goods sold during the next 12 months.

7. Fair Value Measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of
	September 30, 2016 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location

Assets
Rabbi trust	$9,194	$—	$—	Other current assets
Foreign exchange derivative instruments	—	4,639	—	Other current assets
Rabbi trust	3,115	—	—	Other noncurrent assets
Deferred compensation program assets	1,864	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	43	—	Other noncurrent assets
Total assets	$14,173	$4,682	$—
Liabilities
Foreign exchange derivative instruments	$—	$17,973	$—	Other current liabilities
Deferred compensation program liabilities	1,864	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	6,437	—	Other noncurrent liabilities
Total liabilities	$1,864	$24,410	$—

	Fair Value Measurements as of
	December 31, 2015 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location

Assets
Rabbi trust	$13,111	$—	$—	Other current assets
Foreign exchange derivative instruments	—	13,824	—	Other current assets
Rabbi trust	1,442	—	—	Other noncurrent assets
Deferred compensation program assets	2,129	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	790	—	Other noncurrent assets
Total assets	$16,682	$14,614	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,265	$—	Other current liabilities
Common stock warrants	—	—	22,884	Other current liabilities
Deferred compensation program liabilities	2,129	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	331	—	Other noncurrent liabilities
Total liabilities	$2,129	$1,596	$22,884

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the nine months ended September 30, 2016 and the year ended December 31, 2015,  there were no transfers between Level 1, Level 2 and Level 3.

Rabbi trust assets are used to fund certain retirement obligations of the Company. The assets underlying the Rabbi trust are equity and fixed income exchange-traded funds.

Deferred compensation program assets and liabilities represent a program where select employees can defer compensation until termination of employment. Effective July 29, 2011, this program was amended to cease all employee compensation deferrals and provided for the distribution of all previously deferred employee compensation. The program remains in effect with respect to the value attributable to the employer match contributed prior to July 29, 2011.

Foreign exchange derivative instruments are forward contracts used to hedge currency fluctuations for transactions denominated in a foreign currency. The Company uses the mid-price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.

The Company categorizes the common stock warrants derivative liability as Level 3 as there are significant unobservable inputs used in the underlying valuations. The common stock warrants are valued using the contingent claims methodology.

The change in Level 3 fair value measurements was as follows:

	September 30,	December 31,
(in thousands)	2016	2015

Balance at beginning of period	$22,884	$1,818
Common stock warrant exercise	(28,996)	(7,298)
Total losses included in earnings	6,112	28,364
Balance at end of period	$—	$22,884

8. Pension and Other Postretirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
(in thousands)	2016	2015	2016	2015

Components of net periodic benefit cost
Service cost	$3,684	$4,000	$158	$264
Interest cost	3,147	2,991	160	197
Expected return on plan assets	(3,010)	(2,658)	—	—
Curtailment gain	—	—	—	—
Amortization of net (gain) loss	(87)	316	(382)	(124)
Amortization of prior service cost (credit)	44	—	(42)	(42)
Net periodic benefit cost (credit)	$3,778	$4,649	$(106)	$295

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2016	2015	2016	2015

Components of net periodic benefit cost
Service cost	$8,593	$12,055	$658	$794
Interest cost	9,440	8,989	583	591
Expected return on plan assets	(9,216)	(7,980)	—	—
Amortization of net (gain) loss	160	950	(730)	(372)
Amortization of prior service cost (credit)	131	—	(126)	(127)
Net periodic benefit cost	$9,108	$14,014	$385	$886

9. Income Taxes

Income tax expense increased by $4.7 million, to $0.4 million for the three months ended September 30, 2016 compared to a benefit of $4.3 million for the three months ended September 30, 2015. The Company’s effective tax rate (“ETR”) was (9.6%) for the three months ended September 30, 2016, compared to 24.3% for the three months ended September 30, 2015. The decrease in ETR was primarily driven by an increase in indemnified tax obligations for periods prior to the Acquisition, offset by an increase in non-deductible transaction costs and changes to the geographic mix of earnings.

Income tax expense increased by $7.2 million, or 22.2%, to $39.9 million for the nine months ended September 30, 2016 compared to $32.6 million for the nine months ended September 30, 2015. The Company’s ETR was 44.9% for the nine months ended September 30, 2016, compared to 58.3% for the nine months ended September 30, 2015. The decrease in ETR was primarily driven by a reduction of non-cash fair value losses on common stock warrants which are not tax effected, and a reduction in indemnified tax obligations for periods prior to the Acquisition, offset by an increase in non-deductible transactions costs and changes to the geographic mix of earnings.

10. Redeemable Convertible Preferred Stock

The Company has issued Series A preferred stock. As of September 30, 2016 and December 31, 2015, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 1,838,027 shares of $0.001 par value preferred stock. Given that certain redemption features of the Series A preferred stock are not solely within the control of the Company, the Series A preferred stock is classified outside of stockholders’ equity. The Series A preferred stock is only redeemable upon a change of control or the completion of a qualified initial public offering.

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On May 6, 2016, the Company and each of the holders of the Series A preferred stock entered into an agreement requiring the mandatory conversion of the shares of the Series A preferred stock into fully paid and nonassessable shares of the Company’s common stock. This agreement was amended on September 5, 2016 to provide for the automatic conversion of a portion of the outstanding Series A preferred stock in connection with the sale of shares of the Company’s common stock by the holders of the Series A preferred stock to Magnus. This automatic conversion of all outstanding Series A preferred stock  occurred prior to the closing of the Company’s initial public offering. Upon conversion, all accrued but unpaid dividends on the shares of the Series A preferred stock was paid to each holder of the shares of the Series A preferred stock.

11. Equity Incentive Plans

The Company measures stock-based awards granted to employees based on the fair value on the date of the grant and recognizes the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. The Company issues stock-based awards to employees with service-based vesting conditions and performance-based vesting conditions. Compensation expense for awards with only service-based vesting conditions is recorded using the straight-line method. Compensation expense for awards with service-based and performance-based vesting conditions is recorded on a straight-line method once the Company has determined that the likelihood of meeting the performance conditions is probable, which requires management judgment.

The Company recognizes compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based and performance-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to stock-based compensation expense in future periods.

On January 22, 2016, the Company’s board of directors adopted the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”) pursuant to which the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, and other stock-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. The 2015 Plan was initially administered by the Company’s board of directors and as of the Company’s initial public offering, will be administered by the compensation committee (the board or compensation committee, as applicable, the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. The exercise price per share of stock options may not be less than 100% of the fair market value of a share of common stock on the date of the grant and the term of the stock option may not be greater than ten years (except for incentive stock options granted to a 10% stockholder, which shall have an exercise price no less than 110% of the fair market value of the share of common stock on the date of the grant and a term not greater than five years). A total of 8,190,000 authorized shares of the Company’s common stock are reserved for issuance under the 2015 Plan.

On June 15, 2016, the Company’s board of directors, in accordance with the 2015 Plan, approved a grant of multi-year restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain key members of management. The initial fair value of the grant was estimated at $45.8 million.

On August 9, 2016, the Company’s board of directors approved an additional grant of multi-year RSU’s and PSU’s to certain key members of management. The initial fair value of the grants was estimated at $3.8 million.

The grants were made 50% in RSUs and 50% in PSUs. One-third of the RSUs vest on January 1 of each of 2017, 2018 and 2019, subject to the employee’s continued employment with the Company, and the

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

PSUs cliff-vest on December 31, 2018, subject to the employee’s continued employment with the Company and the Company’s level of achievement of the applicable cumulative Adjusted EBITDA performance metrics (as defined in the applicable award agreements) measured over the three-year performance period. Each PSU reflects the right to receive between 0% and 200% of the target number of shares based on the actual three-year cumulative Adjusted EBITDA. The determination of the target value gave consideration to executive performance, potential future contributions and peer group analysis.

The RSUs and PSUs contain the right, but not the obligation, for the Company to repurchase up to 100% of the common stock that was issued in settlement of vested RSUs and PSUs, following an award holder’s termination of employment for any reason. The repurchase right is at the sole discretion of the Company and can be exercised during the 60 day period following the first and second anniversary of any such termination of employment, provided that (i) no shares of common stock may be subject to repurchase unless they have been held by the award holder for at least six months and (ii) no repurchase right may be exercised upon or following the Company’s initial public offering.

To date, the Company has not repurchased any shares issued in respect of restricted stock units or performance stock units. As of September 30, 2016, no RSUs or PSUs had vested. Remaining unrecognized compensation expense for non-vested RSUs and non-vested PSUs granted was $20.4 million and $22.0 million, respectively, as of September 30, 2016 and is expected to be recognized over the related weighted average period of 2.2 years.

The Company deemed the achievement of the 100% target three-year cumulative Adjusted EBITDA performance metric to be probable as of September 30, 2016. The Company will reassess the probability of achieving the three-year cumulative Adjusted EBITDA target at the end of each reporting period. The Company recorded compensation expense for the RSUs and PSUs of $3.8 million and $2.4 million, respectively, during the three months ended September 30, 2016 and compensation expense for the RSUs and PSUs of $4.4 million and $2.8 million, respectively, during the nine months ended September 30, 2016, the majority of which was included in selling, general and administrative expenses.

12. Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax consists of foreign currency translation adjustments, unrealized gains and losses from foreign exchange derivative instruments designated as cash flow hedges, unrealized gains and losses from available-for-sale securities and pension and other postretirement adjustments.

The components of and changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains on	Pension and	Accumulated
	Currency	Foreign Exchange	Available-	Other	Other
	Translation	Derivative	for-Sale	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Securities	Adjustments	Loss

Balances at December 31, 2015	$(70,019)	$9,166	$1,504	$(7,885)	$(67,234)
Other comprehensive income (loss) before reclassifications	14,124	(13,806)	131	1,523	1,972
Amounts reclassified from accumulated other comprehensive loss	—	(7,174)	—	(565)	(7,739)
Balances at September 30, 2016	$(55,895)	$(11,814)	$1,635	$(6,927)	$(73,001)

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

13. Net Income per Common Share

The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp. under the two-class method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2016	2015	2016	2015

Net income (loss) attributable to Acushnet Holdings Corp.	$(6,167)	$(13,987)	$45,902	$19,469
Less: dividends paid on redeemable convertible preferred stock	(1,168)	(1,133)	(8,023)	(8,007)
Less: accruing of cumulative dividends	(2,297)	(2,304)	(2,297)	(2,304)
Less: allocation of undistributed earnings to preferred shareholders	—	—	(15,071)	(4,231)
Net income (loss) attributable to common stockholders - basic	(9,632)	(17,424)	20,511	4,927
Adjustments to net income for dilutive securities	—	—	17,046	—
Net income (loss) attributable to common stockholders - diluted	$(9,632)	$(17,424)	$37,557	$4,927

Weighted average number of common shares:
Basic	23,880,191	20,678,237	22,512,577	19,268,395
Diluted	23,880,191	20,678,237	55,203,829	19,334,325
Net income (loss) per common share attributable to Acushnet Holdings Corp.:
Basic	$(0.40)	$(0.84)	$0.91	$0.26
Diluted	$(0.40)	$(0.84)	$0.68	$0.25

The Company’s potential dilutive securities for the nine months ended September 30, 2016, include Series A preferred stock, RSUs, PSUs, and convertible notes. For the nine months ended September 30, 2015 the Company’s potential dilutive securities include Series A preferred stock, stock options, warrants to purchase common stock and convertible notes.

The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Nine Months Ended
	September 30,
	2016	2015

Series A preferred stock	16,542,243	16,542,243
Warrants to purchase common stock	—	3,105,279
Convertible notes	—	32,624,820

14. Segment Information

The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The Company has four reportable segments that are organized on the basis of product categories. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear.

The CODM primarily evaluates performance using segment operating income. Segment operating income includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net; EAR expense; gains and losses on the fair value of common stock warrants and other non-operating gains and losses as the Company does not

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

allocate these to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.

Results shown for the three and nine months ended September 30, 2016 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net sales
Titleist golf balls	$119,079	$126,042	$415,328	$430,707
Titleist golf clubs	74,283	67,279	314,579	287,810
Titleist golf gear	30,499	28,995	114,833	105,180
FootJoy golf wear	97,758	90,941	361,788	340,101
Other	10,734	6,611	28,820	18,944
Total net sales	$332,353	$319,868	$1,235,348	$1,182,742

Segment operating income
Titleist golf balls	$17,326	$19,266	$69,679	$78,617
Titleist golf clubs	(7,527)	(8,422)	29,962	24,907
Titleist golf gear	832	889	15,448	12,707
FootJoy golf wear	(524)	(739)	25,242	31,121
Other	939	100	4,788	1,137
Total segment operating income	11,046	11,094	145,119	148,489
Reconciling items:
Interest expense, net	(15,672)	(17,563)	(44,076)	(48,093)
EAR expense	940	(10,423)	940	(33,088)
Loss on fair value of common stock warrants	—	243	(6,112)	(14,535)
Other	(917)	(922)	(7,014)	3,189
Total income (loss) before income tax	$(4,603)	$(17,571)	$88,857	$55,962

15. Commitments and Contingencies

Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of September 30, 2016.

Purchase obligations by the Company as of September 30, 2016 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2016	2017	2018	2019	2020	Thereafter

Purchase obligations	$137,305	$38,469	$15,875	$1,884	$1,456	$4,748

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lease Commitments

The Company leases certain warehouses, distribution and office facilities, vehicles and office equipment under operating leases.

The Company has an operating lease for certain vehicles that provides for a residual value guarantee. The lease has a noncancelable lease term of one year and may be renewed annually over the subsequent five years. The Company has the option to terminate the lease at the annual renewal date. Termination of the lease results in the sale of the vehicles and the determination of the residual value. The residual value is calculated by comparing the net proceeds of the vehicles sold to the depreciated value at the end of the renewal period. The Company is not responsible for any deficiency resulting from the net proceeds being less than 20% of the original cost in the first year and 20% of the depreciated value for all subsequent years. The Company believes that this guarantee will not have a significant impact on the consolidated financial statements.

Contingencies

In connection with the Company’s acquisition of Acushnet Company, Beam indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of September 30, 2016, the Company’s estimate of its receivable for these indemnifications is $9.9 million, of which $1.2 million is recorded in other current assets and $8.7 million is recorded in other noncurrent assets on the consolidated balance sheet.

Litigation

Beam

A dispute has arisen between Acushnet Company and Beam with respect to approximately $16.6 million of value-added tax (“VAT”) trade receivables. These receivables were reflected on Acushnet Company’s consolidated balance sheet at the time of the Company’s acquisition of Acushnet Company. Acushnet Company believes that these VAT trade receivables are assets of the Company; Beam claims that these are tax credits or refunds from the period prior to the acquisition of Acushnet Company which are payable to Beam, pursuant to the terms of the Stock Purchase Agreement that covers the sale of the stock of Acushnet Company. Beam has withheld payments in this amount which the Company believes are payable to Acushnet Company in reimbursement of certain other tax liabilities which existed prior to the acquisition of Acushnet Company. On March 27, 2012, Acushnet Company filed a complaint seeking reimbursement of these funds in the Commonwealth of Massachusetts Superior Court Department, Business Litigation Section. Each party filed Motions for Summary Judgment, which motions were denied by the Court on July 29, 2015. Trial was conducted in early June, 2016.  On June 21, 2016, the Court ruled that Beam had a contractual right to the VAT trade receivables actually collected from Acushnet Company’s customers prior to the closing of the Company’s acquisition of Acushnet Company, but that Beam should pay $972,288 plus pre-judgement interest of $494,859 to the Company to compensate for amounts Beam withheld, but which were not collected from Acushnet Company’s customers. The Company recorded the total value as other (income) expense, net on the consolidated statement of operations for the nine months ended September 30, 2016. Acushnet believes that the Court erred in its ruling and filed a Notice of Appeal on July 20, 2016.

Other Litigation

In addition to the lawsuit described above, the Company and its subsidiaries are defendants in lawsuits associated with the normal conduct of their businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Consequently, the Company is unable to estimate the ultimate aggregate amount of

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

monetary loss, amounts covered by insurance or the financial impact that will result from such matters and has not recorded a liability related to potential losses. The Company believes that there are meritorious defenses to these actions and that these actions will not have a material adverse effect on the consolidated financial statements.

16. Subsequent Events

Stock Split

On October 14, 2016, the Company effected a nine-for-one stock split of its issued and outstanding shares of common stock. See Note 1 — Summary of Significant Accounting Policies, for disclosure related to the Company’s stock split.

Initial Public Offering

The Company completed an initial public offering of its common stock in November 2016. See Note 1 — Summary of Significant Accounting Policies, for disclosures related to the Company’s initial public offering and other related transactions.

Automatic Conversion

All outstanding convertible notes and Series A preferred stock converted into shares of the Company’s common stock prior to the closing of the Company’s initial public offering. See Note 1 — Summary of Significant Accounting Policies, for disclosures related to such conversion and other related transactions.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with our consolidated financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”). Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” following the Table of Contents. Unless otherwise noted, the figures in the following discussion are unaudited.

Overview

We are the global leader in the design, development, manufacture and distribution of performance-driven golf products, which are widely recognized for their quality excellence. Today, we are the steward of two of the most revered brands in golf—Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wear brands. We own or control the design, sourcing, manufacturing, packaging and distribution of our products. In doing so, we are able to exercise control over every step of the manufacturing process.

Our target market is dedicated golfers, who are avid and skill-biased, prioritize performance and commit the time, effort and money to improve their game. We believe that dedicated golfers are the most consistent purchasers of golf products.

Our net sales are diversified by both product category and mix as well as geography.  Our product categories include Titleist golf balls, Titleist golf clubs, Titleist golf gear, and FootJoy golf wear and our product portfolio contains a favorable mix of consumable products, which we consider to be golf balls and golf gloves, and more durable products, which we consider to be golf clubs, golf shoes, golf apparel and golf gear.   Our net sales are also diversified by geography with a substantial majority of our net sales for the year ended December 31, 2015 generated in five countries: the United States, Japan, Korea, the United Kingdom and Canada.

The following are financial highlights for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30
	2016	2015

Net sales	$1,235,348	$1,182,742
Net income attributable to Acushnet Holdings Corp.	$45,902	$19,469
Adjusted EBITDA	$191,370	$185,165

We have the following reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear; and FootJoy golf wear.

We were incorporated in Delaware on May 9, 2011 as Alexandria Holdings Corp., an entity owned by Fila Korea Co., Ltd. (“Fila Korea”), a leading sport and leisure apparel and footwear company which is a public company listed on the Korea Exchange, and a consortium of investors (the “Financial Investors”) led by Mirae Asset Global Investments, a global investment management firm.  We acquired Acushnet Company, our operating subsidiary, from Beam Suntory, Inc. (at the time known as Fortune Brands, Inc.) (“Beam”) on July 29, 2011 (the “Acquisition”).

We completed an initial public offering of our common stock in November 2016.  See “Notes to Unaudited Consolidated Financial Statements— Note 1— Summary of Significant Accounting Policies,” for disclosures related to our initial public offering and other related transactions.

Following the pricing of our initial public offering, Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Korea, purchased from the Financial Investors on a pro rata basis 14,818,720 shares of our common stock, resulting in Magnus holding a controlling ownership interest of 53.1% of our outstanding common stock. The 14,818,720 shares of our common stock sold by the Financial Investors were received upon the automatic conversion of certain of our outstanding 7.5% convertible notes due 2021 (our “Convertible Notes”) and Series A redeemable convertible preferred stock (“Series A preferred stock”). The remaining outstanding Convertible Notes and Series A preferred stock automatically converted into shares of our common stock prior to the closing of the initial public offering. See “Notes to Unaudited Consolidated Financial Statements — Note 5 — Debt and Financing Arrangements — Convertible Notes,” for more information concerning the Convertible Notes and “Notes to Unaudited Consolidated Financial Statements — Note 10 —Redeemable Convertible Preferred Stock,” for more information concerning the Series A preferred stock.

Key Factors Affecting Our Results of Operations

There have been no material changes to the key factors affecting our results of operations as described in our Prospectus dated October 27, 2016 and filed with the SEC pursuant to Rule 424(b).

Key Performance Measures

We use various financial metrics to measure and evaluate our business, including, among others: (i) net sales on a constant currency basis, (ii) Adjusted EBITDA on a consolidated basis, (iii) Adjusted EBITDA margin and (iv) segment operating income.

Since 47% and 45% of our net sales for the nine months ended September 30, 2016 and 2015, respectively, were generated outside of the United States, we use net sales on a constant currency basis to evaluate the sales performance of our business in period over period comparisons and for forecasting our business going forward. Constant currency information allows us to estimate what our sales performance would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency sales and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. This constant currency information should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP. Our presentation of constant currency information may not be consistent with the manner in which similar measures are derived or used by other companies.

We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in the credit agreement, dated as of April 27, 2016, among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc. (the “Canadian Borrower”), Acushnet Europe Limited (the “UK Borrower”) and Wells Fargo Bank, National Association, as the administrative agent, L/C issuer and swing line lender (our “credit agreement”).  Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus income tax expense, interest expense, depreciation and amortization, the expenses relating to the Acushnet Company Equity Appreciation Rights Plan, as amended (the “EAR Plan”), share-based compensation expense, a one-time executive bonus, restructuring charges, certain transaction fees, indemnification expense (income) from Beam, (gains) losses on the fair value of our common stock warrants, certain other non-cash (gains) losses, net and the net income relating to noncontrolling interests in our FootJoy golf shoe joint venture.  Adjusted EBITDA is not a measurement of financial performance under GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations.”

We also use Adjusted EBITDA margin, which measures our Adjusted EBITDA as a percentage of net sales, because our management uses it to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA margin as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. By presenting Adjusted EBITDA margin, we provide a basis for comparison of our business operations between different periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA margin is not a measurement of financial performance under GAAP. It should not be considered an alternative to any measure of performance derived in accordance with GAAP. In addition, Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of Adjusted EBITDA margin is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.

Lastly, we use segment operating income to evaluate and assess the performance of each of our reportable segments and to make budgeting decisions.

Components of Results of Operations

There have been no material changes to the components of results of operations as described in our Prospectus dated October 27, 2016 and filed with the SEC pursuant to Rule 424(b).

Results of Operations

The following table sets forth, for the periods indicated, our results of operations.

	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015

Net sales	$332,353	$319,868	$1,235,348	$1,182,742
Cost of goods sold	170,369	162,528	614,123	572,457
Gross profit	161,984	157,340	621,225	610,285
Operating expenses:
Selling, general and administrative	139,063	144,246	445,834	457,253
Research and development	12,473	11,395	35,296	34,023
Intangible amortization	1,654	1,653	4,957	4,966
Restructuring charges	174	—	816	—
Income from operations	8,620	46	134,322	114,043
Interest expense, net	15,672	17,563	44,076	48,093
Other (income) expense, net	(2,449)	54	1,389	9,988
Income (loss) before income taxes	(4,603)	(17,571)	88,857	55,962
Income tax expense (benefit)	440	(4,273)	39,878	32,646
Net income (loss)	(5,043)	(13,298)	48,979	23,316
Less: Net income attributable to noncontrolling interests	(1,124)	(689)	(3,077)	(3,847)
Net income (loss) attributable to Acushnet Holdings Corp.	$(6,167)	$(13,987)	$45,902	$19,469
Adjusted EBITDA:
Net income (loss) attributable to Acushnet Holdings Corp.	$(6,167)	$(13,987)	$45,902	$19,469
Income tax expense (benefit)	440	(4,273)	39,878	32,646
Interest expense, net	15,672	17,563	44,076	48,093
Depreciation and amortization	10,003	10,297	30,553	31,566
EAR Plan(a)	(940)	10,423	(940)	33,088
Shared-based compensation(b)	6,159	3,875	7,123	5,789
One-time executive bonus(c)	—	—	7,500	—
Restructuring charges(d)	174	—	816	—
Transaction fees(e)	2,947	127	11,912	665
Beam indemnification expense (income)(f)	(2,156)	272	(2,641)	(4,446)
(Gains) losses on the fair value of our common stock warrants(g)	—	(243)	6,112	14,535
Other non-cash (gains) losses, net	(236)	34	(531)	(87)
Nonrecurring expense (income)(h)	—	—	(1,467)	—
Net income attributable to noncontrolling interests(i)	1,124	689	3,077	3,847
Adjusted EBITDA	$27,020	$24,778	$191,370	$185,165
Adjusted EBITDA margin	8.1%	7.7%	15.5%	15.7%

(a)                                 Reflects expenses related to the anticipated full vesting of Equity Appreciation Rights (“EARs”) granted under our EAR Plan and the remeasurement of the liability at each reporting period based on the then-current projection of our common stock equivalent value (as defined in the EAR Plan). See “—Critical Accounting Policies and Estimates—Share-Based Compensation” in our Prospectus dated October 27, 2016 and filed with the SEC pursuant to Rule 424(b).  We may incur additional material expenses in 2016 in connection with the outstanding EARs. All outstanding EARs under the EAR Plan vested as of December 31, 2015. The EAR Plan expires on December 31, 2016 and amounts earned under the EAR Plan must be paid within two and a half months after the expiration date.

(b)                                 For the three months ended September 30, 2015 and nine months ended September 30, 2015, reflects compensation expense associated with the exercise of substitute stock options by an executive which were granted in connection with the Acquisition. All such stock options have been exercised.  For the three months ended September 30, 2016 and nine months ended September 30, 2016, reflects compensation expenses with respect to equity-based grants under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan which were made in the second quarter of 2016.

(c)                                  In the first quarter of 2016, our President and Chief Executive Officer was awarded a cash bonus in the amount of $7.5 million as consideration for past performance.

(d)                                 Reflects restructuring charges incurred in connection with the reorganization of certain of our operations in 2016.

(e)                                  Reflects legal fees incurred in 2015 relating to a dispute arising from the indemnification obligations owed to us by Beam in connection with the Acquisition as well as certain fees and expenses we incurred in 2015 and 2016 in connection with our initial public offering.

(f)                                   Reflects the non-cash charges related to the indemnification obligations owed to us by Beam that are included when calculating net income (loss) attributable to the Company.

(g)                                  Fila Korea exercised all of our outstanding common stock warrants in July 2016 and we used the proceeds from such exercise to redeem all of our outstanding 7.5% bonds due 2021 (the “7.5% bonds”).

(h)                                 Reflects legal judgment in favor of us associated with the Beam value-added tax dispute recorded in other (income) expense.

(i)                                     Reflects the net income attributable to the interest that we do not own in our FootJoy golf shoe joint venture.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net Sales

Net sales increased by $12.5 million, or 3.9%, to $332.4 million for the three months ended September 30, 2016 compared to $319.9 million for the three months ended September 30, 2015. On a constant currency basis, net sales would have increased by $7.0 million, or 2.2%, to $326.9 million. The increase in net sales on a constant currency basis was due to an increase of $5.6 million in net sales of FootJoy golf wear across all categories and an increase of $5.2 million in net sales of Titleist golf clubs driven by the new irons and putters introduced in the fourth quarter of 2015 and first quarter of 2016, respectively. The remaining increase in net sales was due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments. These net sales increases were offset by a decrease of $8.2 million in net sales of Titleist golf balls driven by a sales volume decline principally in the United States.

Net sales by reportable segment is summarized as follows:

	Three months ended September 30,		Increase/(Decrease)		Constant Currency Increase/(Decrease)
	2016	2015	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$119,079	$126,042	$(6,963)	(5.5)%	$(8,188)	(6.5)%
Titleist golf clubs	74,283	67,279	7,004	10.4%	5,176	7.7%
Titleist golf gear	30,499	28,995	1,504	5.2%	897	3.1%
FootJoy golf wear	97,758	90,941	6,817	7.5%	5,599	6.2%

For further discussion of each reportable segment’s results, see “—Segment Results—Titleist Golf Balls Segment,” “—Segment Results—Titleist Golf Clubs Segment,” “—Segment Results—Titleist Golf Gear Segment” and “—Segment Results—FootJoy Golf Wear Segment” results below.

Net sales information by region is summarized as follows:

	Three months ended September 30,		Increase/(Decrease)		Constant Currency Increase/(Decrease)
	2016	2015	$ change	% change	$ change	% change
	(in thousands)
United States	$172,415	$173,587	$(1,172)	(0.7)%	$(1,172)	(0.7)%
EMEA	39,565	40,535	(970)	(2.4)%	2,512	6.2%
Japan	47,658	37,963	9,695	25.5%	2,061	5.4%
Korea	40,913	35,753	5,160	14.4%	3,852	10.8%
Rest of world	31,802	32,030	(228)	(0.7)%	(266)	(0.8)%
Total sales	$332,353	$319,868	$12,485	3.9%	$6,987	2.2%

Net sales in the United States decreased by $1.2 million, or 0.7%, to $172.4 million for the three months ended September 30, 2016 compared to $173.6 million for the three months ended September 30, 2015.  This decrease in net sales in the United States was due to a decrease of $7.6 million in net sales of Titleist golf balls largely offset by an increase of $5.5 million in net sales of Titleist golf clubs and an increase of $1.0 million in net sales of FootJoy golf wear.  Market conditions in the United States were soft in the third quarter and sales were also impacted by the reorganization efforts of a large off-course retail account.

Our sales in regions outside of the United States increased by $13.7 million, or 9.3%, to $159.9 million for the three months ended September 30, 2016 compared to $146.3 million for the three months ended September 30, 2015. On a constant currency basis, net sales in such regions would have increased by $8.2 million, or 5.6%, to $154.4 million, driven primarily by an increase of $4.6 million in net sales of FootJoy golf wear and an increase of $1.0 million in net sales of Titleist gear.  The remaining increase in net sales for regions outside of the United States was largely due to sales volume growth of products that are not allocated to one of our four reportable segments.

More information on our sales by reportable segment and by region can be found in Note 14—Segment Information to our unaudited consolidated financial statements.

Gross Profit

Gross profit increased by $4.6 million to $162.0 million for the three months ended September 30, 2016 compared to $157.3 million for the three months ended September 30, 2015. Gross margin decreased to 48.7% for the three months ended September 30, 2016 compared to 49.2% for the three months ended September 30, 2015. The increase in gross profit was driven by a $3.6 million increase in gross profit in FootJoy golf wear mainly due to higher average selling prices in the footwear category and a $2.4 million increase in gross profit in Titleist golf clubs driven primarily by increases in average selling prices of newly introduced irons, wedges, and putters.  These increases were partially offset by a $3.3 million decrease in gross profit in Titleist balls as a result of lower sales volume as described above.  The decrease in gross margin was primarily due to a slight loss on foreign currency exchange contracts compared to a gain in the three months ended September 30, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $5.2 million to $139.1 million for the three months ended September 30, 2016 compared to $144.2 million for the three months ended September 30, 2015, primarily attributable to the $9.7 million of expense related to our EAR Plan in 2015. Excluding the expense associated with our EAR Plan in 2015, selling, general and administrative expenses increased by $5.4 million to $139.9 million for the three months ended September 30, 2016 compared to $134.5 million for the three months ended September 30, 2015. This increase was due to a $4.5 million aggregate increase driven by a $4.4 million increase in bad debt expense primarily related to a large off-course retail account, a $2.8 million increase in transaction costs related to our initial public offering, and a $1.6 million increase in share-based compensation.  This was partially offset by a decrease of $2.0 million in professional tour costs and $1.1 million in associate incentive compensation accruals.  Changes in foreign currency exchange rates had an unfavorable impact of $1.0 million.

Research and Development

Research and development (“R&D”) expenses increased by $1.1 million to $12.5 million for the three months ended September 30, 2016 compared to $11.4 million for the three months ended September 30, 2015. Excluding the expense associated with our EAR Plan in 2015, R&D expenses increased by $1.6 million to $12.5 million for the three months ended September 30, 2016 compared to $10.9 million for the three months ended September 30, 2015.  As a percentage of consolidated net sales, R&D expenses excluding expenses associated with our EAR Plan were 3.8%, up from 3.4% in the three months ended September 30, 2015.

Intangible Amortization

Intangible amortization expenses were $1.7 million for the three months ended September 30, 2016, unchanged, compared to $1.7 million for the three months ended September 30, 2015.

Restructuring Charges

Restructuring charges were $0.2 million for the three months ended September 30, 2016 compared to no restructuring changes for the three months ended September 30, 2015.

Interest Expense, net

Interest expense decreased by $1.9 million to $15.7 million for the three months ended September 30, 2016 compared to $17.6 million for the three months ended September 30, 2016.  This decrease was primarily due to a lower average interest rate on outstanding borrowings as a result of our repayment of all amounts outstanding under, and termination of, our secured floating rate notes and certain of our former working credit facilities and termination of our former senior revolving credit facility, using certain borrowings under our credit agreement and cash on hand (the “Refinancing”), which was completed in July 2016, combined with lower average outstanding borrowings during the three months ended September 30, 2016 as a result of the redemption of $34.5 million of the principal of our outstanding 7.5% bonds using the proceeds of the exercise of a portion of our outstanding common stock warrants in July 2016.

Other (Income) Expense, net

Other income increased by $2.5 million to $2.4 million for the three months ended September 30, 2016 compared to other expense of $0.1 million for the three months ended September 30, 2015.  This change was primarily due to an increase of $2.4 million in indemnified tax obligations for tax periods prior to the Acquisition.

Income Tax Expense

Income tax expense increased by $4.7 million, to $0.4 million for the three months ended September 30, 2016 compared to a benefit of $4.3 million for the three months ended September 30, 2015. Our effective tax rate (“ETR”) was (9.6%) for the three months ended September 30, 2016, compared to 24.3% for the three months ended September 30, 2015. The decrease in ETR was primarily driven by an increase in indemnified tax obligations for periods prior to the Acquisition, offset by an increase in non-deductible transaction costs and changes to the geographic mix of earnings.

Net Income (Loss) Attributable to Acushnet Holdings Corp.

Net income (loss) attributable to Acushnet Holdings Corp. increased by $7.8 million to a loss of $6.2 million for the three months ended September 30, 2016 compared to a loss of $14.0 million for the three months ended September 30, 2015 as a result of higher income from operations, an increase in other income, offset in part by higher income tax expense, as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA increased by $2.2 million to $27.0 million for the three months ended September 30, 2016 compared to $24.8 million for the three months ended September 30, 2015. Adjusted EBITDA margin increased to 8.1% for the three months ended September 30, 2016 from 7.7% for the three months ended September 30, 2015.

Segment Results

Net sales by reportable segment is summarized as follows:

	Three months ended September 30,		Increase/(Decrease)		Constant Currency Increase/(Decrease)
	2016	2015	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$119,079	$126,042	$(6,963)	(5.5)%	$(8,188)	(6.5)%
Titleist golf clubs	74,283	67,279	7,004	10.4%	5,176	7.7%
Titleist golf gear	30,499	28,995	1,504	5.2%	897	3.1%
FootJoy golf wear	97,758	90,941	6,817	7.5%	5,599	6.2%

Segment operating income by reportable segment is summarized as follows:

	Three months ended September 30,		Increase/(Decrease)
	2016	2015	$ change	% change
	(in thousands)
Segment operating income (loss)(1)
Titleist golf balls	$17,326	$19,266	$(1,940)	(10.1)%
Titleist golf clubs	(7,527)	(8,422)	895	10.6%
Titleist golf gear	832	889	(57)	(6.4)%
FootJoy golf wear	(524)	(739)	215	29.1%

(1)                                 Expenses relating to the EAR Plan, transactions fees, restructuring charges, and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income.

More information on our net sales by reportable segment and segment operating income can be found in Note 14—Segment Information to our unaudited consolidated financial statements.

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment decreased by $7.0 million, or 5.5%, to $119.1 million for the three months ended September 30, 2016 compared to $126.0 million for the three months ended September 30, 2015. On a constant currency basis, net sales in our Titleist golf balls segment would have decreased by $8.2 million, or 6.5%, to $117.9 million. This decrease was primarily driven by U.S. retail channel disruption caused by the bankruptcy of a large off-course retail account and the reorganization efforts of another large off-course retail account and a sales volume decline principally in the United States of our latest generation Pro V1 and Pro V1x golf balls, which were in their second model year.

Titleist golf balls segment operating income decreased by $1.9 million, or 10.1%, to $17.3 million for the three months ended September 30, 2016 compared to $19.3 million for the three months ended September 30, 2015. This decrease was driven by lower gross profit of $3.3 million primarily due to the sales decline as discussed above and higher bad debt expense of $1.9 million. This was offset in part by decreases of $1.2 million in professional tour costs, $1.0 million in marketing and promotional costs and $0.8 million in associate incentive compensation accruals.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment increased by $7.0 million, or 10.4%, to $74.3 million for the three months ended September 30, 2016 compared to $67.3 million for the three months ended September 30, 2015. On a constant currency basis, net sales in our Titleist golf clubs segment would have increased by $5.2 million, or 7.7%, to $72.5 million. This increase was primarily driven by an increase in average selling prices on new irons, wedges, and putters, and higher sales volumes in irons. This increase was partially offset by lower average selling prices on our drivers and fairways as we transition into our next generation product.

Titleist golf clubs segment operating loss decreased by $0.9 million, or 10.6%, to a loss of $7.5 million for the three months ended September 30, 2016 compared to a loss of $8.4 million for the three months ended September 30, 2015. The decrease in operating loss was primarily due to higher gross profit of $2.4 million, largely driven by the net sales increase discussed above, offset by an increase in operating expenses primarily due to a $1.0 million increase in bad debt expense.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $1.5 million, or 5.2%, to $30.5 million for the three months ended September 30, 2016 compared to $29.0 million for the three months ended September 30, 2015. On a constant currency basis, net sales in our Titleist golf gear segment would have increased by $0.9 million, or 3.1%, to $29.9 million. This increase was primarily due to sales volume growth in our travel gear and headwear categories.

Titleist golf gear segment operating income decreased by $0.1 million, or 6.4%, to $0.8 million for the three months ended September 30, 2016 compared to $0.9 million for the three months ended September 30, 2015.  Higher gross profit on the increased sales was offset by higher operating expenses to support our Titleist golf gear initiatives.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment increased by $6.8 million, or 7.5%, to $97.8 million for the three months ended September 30, 2016 compared to $90.9 million for the three months ended September 30, 2015. On a constant currency basis, net sales in our FootJoy golf wear segment would have increased by $5.6 million, or

6.2%, to $96.5 million. This increase in 2016 was primarily due to higher average selling prices in our footwear category and sales volume growth in our apparel category.

FootJoy golf wear segment operating loss decreased by $0.2 million, or 29.1%, to a loss of $0.5 million for the three months ended September 30, 2016 compared to a loss of $0.7 million for the three months ended September 30, 2015. The decrease in operating loss was driven by higher gross profit of $3.6 million largely offset by higher operating expenses.  The higher gross profit was driven by the increase in sales discussed above. The increase in operating expenses was driven by increases of $1.3 million in bad debt expense, $0.9 million in share based compensation expense and $0.7 million in expenses related to our FootJoy eCommerce initiative.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net Sales

Net sales increased by $52.6 million, or 4.4%, to $1,235.3 million for the nine months ended September 30, 2016 compared to $1,182.7 million for the nine months ended September 30, 2015. On a constant currency basis, net sales would have increased by $55.7 million, or 4.7%, to $1,238.5 million. The increase in net sales on a constant currency basis was due to an increase of $25.9 million in net sales of Titleist golf clubs driven by the new irons and wedges introduced in the fourth quarter of 2015 and first quarter of 2016, respectively, an increase of $23.0 million in net sales of FootJoy golf wear across all categories, and an increase of $10.2 million in net sales of Titleist golf gear driven by sales volume growth in all categories. These net sales increases were offset partially by a decrease of $13.5 million in net sales of Titleist golf balls. The remaining increase in net sales was due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Net sales by reportable segment is summarized as follows:

	Nine months ended September 30,		Increase/(Decrease)		Constant Currency Increase/(Decrease)
	2016	2015	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$415,328	$430,707	$(15,379)	(3.6)%	$(13,465)	(3.1)%
Titleist golf clubs	314,579	287,810	26,769	9.3%	25,937	9.0%
Titleist golf gear	114,833	105,180	9,653	9.2%	10,246	9.7%
FootJoy golf wear	361,788	340,101	21,687	6.4%	23,042	6.8%

For further discussion of each reportable segment’s results, see “—Segment Results—Titleist Golf Balls Segment,” “—Segment Results—Titleist Golf Clubs Segment,” “—Segment Results—Titleist Golf Gear Segment” and “—Segment Results—FootJoy Golf Wear Segment” results below.

Net sales information by region is summarized as follows:

	Nine months ended September 30,		Increase/(Decrease)		Constant Currency Increase/(Decrease)
	2016	2015	$ change	% change	$ change	% change
	(in thousands)
United States	$653,828	$645,579	$8,249	1.3%	$8,249	1.3%
EMEA	177,221	167,464	9,757	5.8%	16,991	10.1%
Japan	155,233	133,647	21,586	16.2%	6,881	5.1%
Korea	123,357	107,508	15,849	14.7%	20,687	19.2%
Rest of world	125,709	128,544	(2,835)	(2.2)%	2,923	2.3%
Total sales	$1,235,348	$1,182,742	$52,606	4.4%	$55,731	4.7%

Net sales in the United States increased by $8.2 million, or 1.3%, to $653.8 million for the nine months ended September 30, 2016 compared to $645.6 million for the nine months ended September 30, 2015. This increase in net sales in the United States was due to an increase of $14.6 million in net sales of Titleist golf clubs and an increase of $5.2 million in net sales of FootJoy golf wear, offset by a decrease of $12.1 million in net sales of Titleist golf balls.

Our sales in regions outside of the United States increased by $44.4 million, or 8.3%, to $581.5 million for the nine months ended September 30, 2016 compared to $537.2 million for the nine months ended September 30, 2015. On a constant currency basis, net sales in such regions would have increased by $47.5 million, or 8.8%, to $584.7 million, driven by an increase of $17.9 million in net sales of FootJoy golf wear, an increase of $11.4 million in net sales of Titleist golf clubs, and an increase of $9.6 million in net sales of Titleist golf gear, offset slightly by a decrease of $1.4 million in net sales of Titleist golf balls.  The remaining increase in net sales was due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

More information on our sales by reportable segment and by region can be found in Note 14—Segment Information to our unaudited consolidated financial statements.

Gross Profit

Gross profit increased by $10.9 million to $621.2 million for the nine months ended September 30, 2016 compared to $610.3 million for the nine months ended September 30, 2015. Gross margin decreased to 50.3% for the nine months ended September 30, 2016 compared to 51.6% for the nine months ended September 30, 2015. The increase in gross profit was largely driven by a $13.0 million increase in gross profit in Titleist golf clubs primarily due to increases in average selling prices and volumes of newly introduced irons, wedges and putters. The decrease in gross margin was primarily due to lower gains on foreign currency exchange contracts compared to the nine months ended September 30, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $11.4 million to $445.8 million for the nine months ended September 30, 2016 compared to $457.3 million for the nine months ended September 30, 2015, primarily attributable to the $30.7 million of expense related to our EAR Plan in 2015. Excluding the expense associated with our EAR Plan, selling, general and administrative expenses increased by $20.1 million to $446.7 million for the nine months ended September 30, 2016 compared to $426.6 million for the nine months ended September 30, 2015. This increase was due to a $21.7 million aggregate increase primarily attributable to an increase of $11.2 million in transaction costs related to our initial public offering, a $7.5 million one-time executive bonus, a $4.7 million increase in bad debt expense primarily related to a large off-course retail account and additional marketing and promotional costs related to our new golf club product launches, FootJoy eCommerce and women’s golf apparel initiatives.  This was partially offset by a decrease of $3.9 million in associate incentive compensation accruals.  This increase was offset by a $1.6 million favorable impact of changes in foreign currency exchange rates.

Research and Development

R&D expenses increased by $1.3 million to $35.3 million for the nine months ended September 30, 2016 compared to $34.0 million for the nine months ended September 30, 2015. Excluding the expense associated with our EAR Plan in 2015, R&D expenses increased by $3.2 million to $35.3 million for the nine months ended September 30, 2016 compared to $32.1 million for the nine months ended September 30, 2015. This increase was driven by increases in employee related costs in the Titleist club and Titleist ball segments and additional staffing to support our Titleist gear initiative.  As a percentage of consolidated net sales, R&D expenses excluding expenses associated with our EAR Plan were 2.9%, up slightly from 2.7% for the nine months ended September 30, 2015.

Intangible Amortization

Intangible amortization expenses were $5.0 million for the nine months ended September 30, 2016, unchanged, compared to $5.0 million for the nine months ended September 30, 2015.

Restructuring Charges

Restructuring charges were $0.8 million for the nine months ended September 30, 2016 compared to no restructuring changes for the nine months ended September 30, 2015.

Interest Expense, net

Interest expense decreased by $4.0 million to $44.1 million for the nine months ended September 30, 2016 compared to $48.1 million for the nine months ended September 30, 2015.  This decrease was primarily due to lower average outstanding borrowings during the nine months ended September 30, 2016 as a result of the redemption of $34.5 million of the principal of our outstanding 7.5% bonds using the proceeds of the exercise of a portion of our outstanding common stock warrants in July 2015, as well as a scheduled repayment of $50.0 million of the principal on our secured floating rate notes in October 2015. In addition, the average interest rate on outstanding borrowings was lower during the nine months ended September 30, 2016 as a result of the Refinancing which was completed in July 2016.

Other (Income) Expense, net

Other expense decreased by $8.6 million to $1.4 million for the nine months ended September 30, 2016 compared to other expense of $10.0 million for the nine months ended September 30, 2015. This change was primarily due to a decrease in the recognized loss on the fair value of the common stock warrants from $14.5 million for the nine months ended September 30, 2015 to $6.1 million for the nine months ended September 30, 2016.  In addition, income of $1.5 million was recorded during the nine month period ended September 30, 2016 to recognize the legal judgment in favor of us associated with the Beam value-added tax dispute.  This net decrease in expense was offset in part by a decrease in the gain related to the adjustment of indemnified tax obligations for tax periods prior to the Acquisition from $4.4 million recorded for the nine months ended September 30, 2015 to $2.6 million recorded for the nine months ended September 30, 2016.

Income Tax Expense

Income tax expense increased by $7.2 million, or 22.2%, to $39.9 million for the nine months ended September 30, 2016 compared to $32.6 million for the nine months ended September 30, 2015. Our ETR was 44.9% for the nine months ended September 30, 2016, compared to 58.3% for the nine months ended September 30, 2015. The decrease in ETR was primarily driven by a reduction of non-cash fair value losses on common stock warrants which are not tax effected, and a reduction in indemnified tax obligations for periods prior to the Acquisition, offset by an increase in non-deductible transactions costs and changes to the geographic mix of earnings.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $26.4 million to $45.9 million for the nine months ended September 30, 2016 compared to $19.5 million for the nine months ended September 30, 2015 as a result of higher income from operations, a decrease in other (income) expense and interest expense, offset in part by higher income tax expense, as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA increased by $6.2 million to $191.4 million for the nine months ended September 30, 2016 compared to $185.2 million for the nine months ended September 30, 2015. Adjusted EBITDA margin decreased to 15.5% for the nine months ended September 30, 2016 from 15.7% for the nine months ended September 30, 2015.

Segment Results

Net sales by reportable segment is summarized as follows:

	Nine months ended September 30,		Increase/(Decrease)		Constant Currency Increase/(Decrease)
	2016	2015	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$415,328	$430,707	$(15,379)	(3.6)%	$(13,465)	(3.1)%
Titleist golf clubs	314,579	287,810	26,769	9.3%	25,937	9.0%
Titleist golf gear	114,833	105,180	9,653	9.2%	10,246	9.7%
FootJoy golf wear	361,788	340,101	21,687	6.4%	23,042	6.8%

Segment operating income by reportable segment is summarized as follows:

	Nine months ended September 30,		Increase/(Decrease)
	2016	2015	$ change	% change
	(in thousands)
Segment operating income(1)
Titleist golf balls	$69,679	$78,617	$(8,938)	(11.4)%
Titleist golf clubs	29,962	24,907	5,055	20.3%
Titleist golf gear	15,448	12,707	2,741	21.6%
FootJoy golf wear	25,242	31,121	(5,879)	(18.9)%

(1)                                 Expenses relating to the EAR Plan, transactions fees and restructuring charges, and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income.

More information on our net sales by reportable segment and segment operating income can be found in Note 14—Segment Information to our unaudited consolidated financial statements.

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment decreased by $15.4 million, or 3.6%, to $415.3 million for the nine months ended September 30, 2016 compared to $430.7 million for the nine months ended September 30, 2015. On a constant currency basis, net sales in our Titleist golf balls segment would have decreased by $13.5 million, or 3.1%, to $417.2 million. This decrease was primarily driven by U.S. retail channel disruption caused by the bankruptcy of a large off-course retail account and the reorganization efforts of another large off-course retail account and a sales volume decline of our latest generation Pro V1 and Pro V1x golf balls, which were in their second model year as well as a sales volume decline in our Pinnacle models. The decrease was offset slightly by a sales volume increase of our newly introduced performance golf ball models.

Titleist golf balls segment operating income decreased by $8.9 million, or 11.4%, to $69.7 million for the nine months ended September 30, 2016 compared to $78.6 million for the nine months ended September 30, 2015.  This decrease was primarily driven by lower gross profit of $12.5 million as a result of a golf ball mix shift from the Pro V1 franchise to the performance golf ball models, lower gains on foreign currency exchange contracts compared to the nine months ended September 30, 2015, a $2.9 million expense related to the segment allocation of the one-time executive bonus, and an increase of $2.3 million in bad debt expense.  This was offset in part by decreases of $2.4 million in professional tour costs, $2.1 million in associate incentive compensation accruals, and $2.1 million in selling expenses mainly due to lower shipping and handling costs.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment increased by $26.8 million, or 9.3%, to $314.6 million for the nine months ended September 30, 2016 compared to $287.8 million for the nine months ended September 30, 2015. On a constant currency basis, net sales in our Titleist golf clubs segment would have increased by $25.9 million, or 9.0%, to $313.7 million. This increase was primarily driven by higher sales volumes of our new Vokey Design wedges launched in the first quarter of 2016, our new iron series launched in the fourth quarter of 2015, our new Japan-specific VG3 clubs launched in the first quarter of 2016, and our new Scotty Cameron Select putters launched in the first quarter of 2016 and an increase in average selling prices on irons, wedges and putters. This increase was partially offset by lower sales volumes of our drivers and fairways, which were in their second model year.

Titleist golf clubs segment operating income increased by $5.1 million, or 20.3%, to $30.0 million for the nine months ended September 30, 2016 compared to $24.9 million for the nine months ended September 30, 2015. This increase was driven by higher gross profit of $13.0 million on an increase in average selling prices on new irons, wedges and putters and the increased sales volumes as discussed above. This was offset in part by higher operating expenses primarily due to an increase of $3.1 million in marketing and promotional costs related to our new product launches, a $1.8 million expense related to the segment allocation of the one-time executive bonus and an increase of $0.8 million in bad debt expense.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $9.7 million, or 9.2%, to $114.8 million for the nine months ended September 30, 2016 compared to $105.2 million for the nine months ended September 30, 2015. On a constant currency basis, net sales in our Titleist golf gear segment would have increased by $10.2 million, or 9.7%, to $115.4 million. This increase was due to sales volume growth in all categories of the gear business.

Titleist golf gear segment operating income increased by $2.7 million, or 21.6%, to $15.4 million for the nine months ended September 30, 2016 compared to $12.7 million for the nine months ended September 30, 2015. This increase was driven by higher gross profit of $4.0 million on the increased sales as discussed above.  This was offset in part by an increase of $0.8 million in operating expenses to support our golf gear initiative and a $0.7 million expense related to the segment allocation of the one-time executive bonus.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment increased by $21.7 million, or 6.4%, to $361.8 million for the nine months ended September 30, 2016 compared to $340.1 million for the nine months ended September 30, 2015. On a constant currency basis, net sales in our FootJoy golf wear segment would have increased by $23.0 million, or 6.8%, to $363.1 million. This increase was due to sales volume growth in our apparel and glove categories as well as an increase in average selling prices in our footwear category.

FootJoy golf wear segment operating income decreased by $5.9 million, or 18.9%, to $25.2 million for the nine months ended September 30, 2016 compared to $31.1 million for the nine months ended September 30, 2015. This decrease was attributable to lower gross margin and higher operating expenses.  The lower gross margin was primarily due to a decrease in gains on foreign currency exchange contracts compared to the nine months ended September 30, 2015 and unfavorable manufacturing overhead absorption due to lower footwear production volume.  The increase in operating expenses was driven by an increase of $3.0 million in costs related to our FootJoy eCommerce and women’s golf apparel initiatives, a $2.1 million expense related to the segment allocation of the one-time executive bonus and an increase of $1.3 million in bad debt expense.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital, capital expenditures, servicing of our debt, interest payments on our Convertible Notes and 7.5% bonds, dividends on our Series A preferred stock, and pension contributions and, in the nine months ended September 30, 2016, certain payments related to outstanding EARs under the EAR Plan. We have relied on cash flows from operations and borrowings under our former credit facilities and other credit facilities as our primary sources of liquidity.  Our remaining 7.5% bonds were redeemed in July 2016 and our Convertible Notes and our Series A preferred stock automatically converted into our common stock prior to the closing of our initial public offering.

We made $13.5 million of capital expenditures in the nine months ended September 30, 2016 and plan to make capital expenditures of approximately $10.0 million in the remainder of 2016, which we expect to fund from cash flows provided by operations. We expect the majority of capital expenditures in 2016 will be used for maintenance projects.

We made $24.4 million of payments related to outstanding EARs under our EAR Plan in the nine months ended September 30, 2016 and expect to make approximately $2.3 million of payments related to outstanding EARs under our EAR Plan in the remainder of 2016, which we expect to fund from cash flows provided by operations and/or borrowings under our revolving credit facilities.

We expect our primary cash needs to be working capital, capital expenditures, servicing of our debt and pension contributions as well as payments of $2.3 million and $144.2 million due in the remainder of 2016 and in the first quarter of 2017, respectively, in connection with payments related to outstanding EARs under the EAR Plan. We expect to rely on cash flows from operations and borrowings under our revolving credit facility (as defined below) and local credit facilities as our primary sources of liquidity and to borrow under our delayed draw term loan  facility (as defined below) in the first quarter of 2017 to fund the payments due in connection with the final payout of the outstanding EARs under the EAR Plan.

The credit agreement entered into with Wells Fargo Bank, National Association, as the administrative agent, L/C issuer and swing line lender, provides for (i) a $275.0 million multi-currency revolving credit facility, including a $20.0 million letter of credit sublimit, a $25.0 million swing line sublimit, a C$25.0 million sublimit for borrowings by the Canadian Borrower, a £20.0 million sublimit for borrowings by the UK Borrower and an alternative currency sublimit of $100.0 million for borrowings in Canadian dollars, euros, pounds sterling and Japanese yen (our “revolving credit facility”), (ii) a $375.0 million term loan A facility, which was used to repay amounts outstanding under floating rate notes, and (iii) a $100.0 million delayed draw term loan A facility (our “delayed draw term loan facility”).  The revolving credit and term loan facilities mature on July 28, 2021 and the delayed draw term loan facility expires on July 28, 2017 if not drawn.  As of September 30, 2016 we had $255.1 million of availability under our revolving credit facility after giving effect to $6.3 million of outstanding letters of credit and we had $66.2 million available under our local credit facilities. See “Notes to Unaudited Consolidated Financial Statements — Note 5 — Debt and Financing Arrangements” for a description of our credit facilities.

Our liquidity is cyclical as a result of the general seasonality of our business. Our accounts receivable balance is generally at its highest starting at the end of the first quarter and continuing through the second quarter, and declines during the third and fourth quarters as a result of both an increase in cash collections and lower sales. Our inventory balance also fluctuates as a result of the seasonality of our business. Generally, our buildup of inventory starts during the fourth quarter and continues through the first quarter and into the beginning of the second quarter in order to meet demand for our initial sell-in in the first quarter and reorders in the second quarter. Both accounts receivable and inventory balances are impacted by the timing of new product launches.

We believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our delayed draw term loan facility, will be sufficient to meet our liquidity requirements for at least the next 12 months, subject to customary borrowing conditions. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, demand for our products, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Prospectus dated October 27, 2016 and filed with the SEC pursuant to Rule 424(b) under the section “Risk Factors.”

As of September 30, 2016, we had $85.7 million of unrestricted cash (including $12.8 million attributable to our FootJoy golf shoe joint venture). As of September 30, 2016, 97.4% of our total unrestricted cash was held at our non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to the cash payment of additional U.S. income taxes or foreign withholding taxes, those funds could be repatriated, if necessary. At present, any additional taxes could be offset, in whole or in part, by available foreign tax credits. The amount of any taxes required to be paid and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expenses as taxes have been provided for our undistributed foreign earnings that we do not consider permanently reinvested. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated:

	Nine months ended September 30,
	2016	2015
Cash flows provided by (used in):
Operating activities	$122,028	$109,786
Investing activities	(11,800)	(13,903)
Financing activities	(81,493)	(28,825)
Effect of foreign exchange rate changes on cash	2,529	(2,241)
Net increase in cash	$31,264	$64,817

Cash Flows From Operating Activities

Cash flows from operating activities consist primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, gain or loss on the fair value measurement of the common stock warrants, and the effect of changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities primarily relates to changes in accounts receivable, inventories and accounts payable and accrued expenses.

Net cash provided by operating activities was $122.0 million for the nine months ended September 30, 2016, compared to $109.8 million for the nine months ended September 30, 2015, an increase of $12.2 million. The increase in cash provided by operating activities was primarily due to an increase related to change in our working capital, an increase in net income after adjustments for non-cash items, and lower income taxes paid which were offset by increases in cash payments related to our EAR Plan, our qualified pension plan, our supplemental executive retirement plan, and the first installment of a one-time executive bonus.

Cash Flows From Investing Activities

Cash flows from investing activities relate almost entirely to capital expenditures.

Net cash used in investing activities was $11.8 million for the nine months ended September 30, 2016, compared to $13.9 million for the nine months ended September 30, 2015.

Cash Flows From Financing Activities

Cash flows from financing activities consist primarily of principal payments on our former senior term loan facility, dividends paid on our Series A preferred stock, net borrowing under our former senior revolving credit facility and other credit facilities as well as the offsetting effects of cash received from the exercise of common stock warrants and our use of the proceeds from such exercise to redeem a corresponding amount of outstanding 7.5% bonds.

Net cash used in financing activities was $81.5 million for the nine months ended September 30, 2016, compared to $28.8 million for the nine months ended September 30, 2015, an increase of $52.7 million. The increase in cash used in financing activities was primarily due to the $30.0 million repayment of the former senior term loan facility, a net decrease in aggregate borrowings under our revolving credit and working credit facilities and other short-term borrowings and the payment of debt issuance costs related to the new credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Prospectus dated October 27, 2016 and filed with the SEC pursuant to Rule 424(b).  The Company has reviewed and determined that those critical accounting policies and estimates remain the Company’s critical accounting policies and estimates as of and for the three and nine months ended September 30, 2016.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 1 to our unaudited consolidated financial statements included elsewhere in this report, such standards will not have a significant impact on our consolidated financial statements or do not otherwise apply to our operations.

ITEM 3.                         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates, foreign exchange rates and commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Interest Rate Risk

We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Indebtedness” in our Prospectus dated October 27, 2016 and filed with the SEC pursuant to Rule 424(b) and in “Notes to Unaudited Consolidated Financial Statements— Note 5— Debt and Financing Arrangements” to our unaudited consolidated financial statements in this report. We currently do not engage in any interest rate hedging activity and currently have no intention to do so in the foreseeable future.

As of September 30, 2016, we had $747.6 million of outstanding indebtedness, including $385.1 million of borrowings at variable interest rates. A 1.00% increase in the interest rate applied to these borrowings would have resulted in an increase of $4.6 million in our annual pre-tax interest expense.

Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt.

Foreign Exchange Risk

In the normal course of business, we are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions outside the United States denominated in foreign currencies, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In addition, we are exposed to gains and losses resulting from the translation of the operating results of our non-U.S. subsidiaries into U.S. dollars for financial reporting purposes.

We use financial instruments to reduce the impact of changes in foreign currency exchange rates. The principal financial instruments we enter into on a routine basis are foreign exchange forward contracts. The primary foreign exchange forward contracts pertain to the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. Foreign exchange forward contracts are primarily used to hedge purchases denominated in select foreign currencies. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. We do not enter into foreign exchange forward contracts for trading or speculative purposes.

The gross U.S. dollar equivalent notional amount of all foreign currency hedges outstanding at September 30, 2016 was $353.6 million, representing a net settlement liability of $19.7 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding at September 30, 2016, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement liability of $19.7 million would increase by $2.2 million resulting in a net settlement liability of $21.9 million.

The sensitivity analysis described above recalculates the fair value of the foreign exchange forward contracts outstanding at September 30, 2016 by replacing the actual foreign currency exchange rates at September 30, 2016 with foreign currency exchange rates that are 10% weaker rates for each applicable foreign currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

The financial markets and currency volatility may limit our ability to cost-effectively hedge these exposures. The counterparties to derivative contracts are major financial institutions. We assess credit risk of the counterparties on an ongoing basis.

Commodity Price Risk

We are exposed to commodity price risk with respect to certain materials and components used by us, our suppliers and our manufacturers, including polybutadiene, urethane and Surlyn for the manufacturing of our golf balls, titanium and steel for the assembly of our golf clubs, leather and synthetic fabrics for our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum-based materials for a number of our products.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

ITEM 4.                         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our CEO and CFO concluded that, because the material weaknesses in our internal control over financial reporting described below have not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

These material weaknesses in our internal control over financial reporting and our remediation efforts are described below.

Material Weakness and Status of Material Weakness Remediation

As disclosed in our Prospectus dated October 27, 2016 and filed with the SEC pursuant to Rule 424(b), our management had previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not have in place an effective control environment with a sufficient number of accounting personnel with the appropriate technical training in, and experience with, GAAP to allow for a detailed review of complex accounting transactions that would identify errors in a timely manner. Further, we did not design and have in place formally documented and implemented processes and procedures to address the accounting for income taxes, derivatives, certain compensation and benefits, and functional currency, including internal communication protocols related to matters impacting income tax and benefit accounts. We also identified a lack of segregation of duties between the ability to create and post journal entries.

During the period covered by this Quarterly Report on Form 10-Q, we have continued the process of remediating the above material weaknesses, which has included numerous steps to enhance our internal control environment and address the underlying causes of the above material weaknesses. As part of this remediation process, we have enlisted the help of external advisors to provide assistance in the areas of financial accounting and tax accounting in the short term and are actively recruiting additional financial reporting personnel with technical accounting and financial reporting experience, formalized our accounting policies and procedures, and enhanced our internal review procedures during the financial statement close process. In addition, we have engaged an accounting firm to evaluate and document the design and operating effectiveness of our internal controls and assist with the remediation and implementation of our internal controls as required. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weaknesses described above are remediated. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

As disclosed above under “Material Weakness and Status of Material Weakness Remediation,” there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                     OTHER INFORMATION

ITEM 1.                         Legal Proceedings

We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. We believe that there are meritorious defenses to these actions and that these actions will not have a material adverse effect upon our results of operations, cash flows, or financial condition. These actions are being vigorously contested.

Item 1A.                         Risk Factors

There have been no material changes to the risk factors as described in our Prospectus dated October 27, 2016 and filed with the SEC pursuant to Rule 424(b).

ITEM 2.                         Unregistered Sales of Equity Securities and Use Of Proceeds

(a)                                 Sales of Unregistered Securities

In July 2016, Fila Korea exercised its call option on warrants held by certain existing securityholders to purchase 3,105,279 shares of common stock. Such warrants convert into common stock at the conversion price of $11.11 per share, or $34.5 million in the aggregate.  We used the proceeds received from this warrant exercise to redeem the remaining portion of our outstanding 7.5% bonds.

In August 2016, we granted an aggregate of 91,294 restricted stock units and an aggregate of 91,294 performance stock units to certain employees under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering.

(b)                                 Use of Proceeds

On October 27, 2016, our registration statement on Form S-1 (No. 333-212116) was declared effective for our initial public offering, and on November 2, 2016 we consummated our initial public offering consisting of 22,233,332 shares of our common stock for $17.00 per share. We did not sell any shares in the offering and all 22,233,332 shares of our common stock sold in our initial public offering were sold by the selling stockholders for an aggregate offering price of $328.7 million.  J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as lead book-running managers and as representatives of the underwriters for the initial public offering. Nomura Securities International, Inc. and UBS Securities LLC also acted as lead book-running managers. Credit Suisse Securities (USA) LLC, Daiwa Capital Markets America Inc., Deutsche Bank Securities Inc., Jefferies LLC and Wells Fargo Securities, LLC acted as joint book-running managers, and KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., SunTrust Robinson Humphrey, Inc. and D.A. Davidson & Co. acted as co-managers.

We did not receive any proceeds from the sale of shares of our common stock by the selling stockholders.  However, we incurred certain expenses in connection with the offering of $9.3 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliates.

ITEM 3.                         Defaults Upon Senior Securities

None.

ITEM 4.                         Mine Safety Disclosure

None.

ITEM 5.                         Other Information

None.

ITEM 6.                         Exhibits

The Index to Exhibits, which appears immediately following the signature page below, is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUSHNET HOLDINGS CORP.

Dated: December 8, 2016	By:	/s/ Walter Uihlein
Walter Uihlein
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 8, 2016	By:	/s/ William Burke
William Burke
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Acushnet Company Restated Trust Agreement, dated as of August 31, 2016 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, filed September 2, 2016).

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from Acushnet Holdings Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Redeemable Convertible Preferred Stock and Equity at September 30, 2016; and (vi) Notes to Unaudited Consolidated Financial Statements.