Form 10-Q
period 2017-03-31
Acushnet Holdings Corp.
filed 2017-05-12
CIK 1672013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001‑37935

Acushnet Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	45‑5644353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 Bridge Street
Fairhaven, Massachusetts	02719
(Address of principal executive offices)	(Zip Code)

(800) 225‑8500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The registrant had 74,451,977 shares of common stock outstanding as of May 5, 2017.

ACUSHNET HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2017	2016

Assets
Current assets
Cash and restricted cash ($18,111 and $13,811 attributable to the variable interest entity ("VIE"))	$72,738	$79,140
Accounts receivable, net	321,440	177,506
Inventories ($10,100 and $14,633 attributable to the VIE)	314,155	323,289
Other assets	81,519	84,596
Total current assets	789,852	664,531
Property, plant and equipment, net ($10,487 and $10,709 attributable to the VIE)	234,401	239,748
Goodwill ($32,312 and $32,312 attributable to the VIE)	182,136	179,241
Intangible assets, net	487,894	489,988
Deferred income taxes	120,085	130,416
Other assets ($2,622 and $2,642 attributable to the VIE)	30,959	32,247
Total assets	$1,845,327	$1,736,171
Liabilities and Equity
Current liabilities
Short-term debt	$169,312	$42,495
Current portion of long-term debt	23,750	18,750
Accounts payable ($7,259 and $10,397 attributable to the VIE)	95,388	87,608
Accrued taxes	32,465	41,962
Accrued compensation and benefits ($180 and $780 attributable to the VIE)	57,553	224,230
Accrued expenses and other liabilities ($5,078 and $4,121 attributable to the VIE)	68,212	47,063
Total current liabilities	446,680	462,108
Long-term debt and capital lease obligations	437,432	348,348
Deferred income taxes	7,533	7,452
Accrued pension and other postretirement benefits ($1,958 and $1,946 attributable to the VIE)	137,434	135,339
Other noncurrent liabilities ($3,578 and $3,368 attributable to the VIE)	15,366	14,101
Total liabilities	1,044,445	967,348
Commitments and contingencies (Note 14)
Shareholders' Equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 74,451,977 and 74,093,598 shares issued and outstanding	74	74
Additional paid-in capital	883,520	880,576
Accumulated other comprehensive loss, net of tax	(89,797)	(90,834)
Retained deficit	(24,989)	(53,951)
Total equity attributable to Acushnet Holdings Corp.	768,808	735,865
Noncontrolling interests	32,074	32,958
Total shareholders' equity	800,882	768,823
Total liabilities and shareholders' equity	$1,845,327	$1,736,171

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2017	2016

Net sales	$433,615	$439,935
Cost of goods sold	207,200	214,066
Gross profit	226,415	225,869
Operating expenses
Selling, general and administrative	147,998	155,318
Research and development	12,507	11,130
Intangible amortization	1,622	1,649
Restructuring charges	-	587
Income from operations	64,288	57,185
Interest expense, net	2,922	13,841
Other (income) expense, net	(749)	1,383
Income before income taxes	62,115	41,961
Income tax expense	22,485	16,769
Net income	39,630	25,192
Less: Net income attributable to noncontrolling interests	(1,516)	(1,530)
Net income attributable to Acushnet Holdings Corp.	$38,114	$23,662

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.51	$0.53
Diluted	0.51	0.35
Cash dividends declared per common share:	$0.12	$-
Weighted average number of common shares:
Basic	74,220,771	21,821,255
Diluted	74,250,155	54,449,338

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

		Three months ended March 31,
(in thousands)		2017	2016

Net income		$39,630	$25,192
Other comprehensive income (loss)
Foreign currency translation adjustments		11,580	6,977
Foreign exchange derivative instruments
Unrealized holding gains (losses) arising during period		(11,745)	(11,489)
Reclassification adjustments included in net income		(1,811)	(4,911)
Tax benefit		3,197	6,019
Foreign exchange derivative instruments, net		(10,359)	(10,381)
Available-for-sale securities
Unrealized holding gains (losses) arising during period		(105)	(303)
Tax benefit		40	115
Available-for-sale securities, net		(65)	(188)
Pension and other postretirement benefits adjustments
Net gain (loss) arising during period		(182)	300
Tax benefit		63	59
Pension and other postretirement benefits adjustments, net		(119)	359

Total other comprehensive income (loss)	`	1,037	(3,233)

Comprehensive income		40,667	21,959
Less: Comprehensive income attributable to noncontrolling interests		(1,516)	(1,530)
Comprehensive income attributable to Acushnet Holdings Corp.		$39,151	$20,429

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$39,630	$25,192
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	10,161	10,270
Unrealized foreign exchange gain (loss)	37	(618)
Amortization of debt issuance costs	330	1,095
Amortization of discount on bonds payable	—	143
Change in fair value of common stock warrants	—	1,879
Share-based compensation	3,847	—
Loss on disposals of property, plant and equipment	319	96
Deferred income taxes	13,499	12,305
Changes in operating assets and liabilities
Accounts receivable	(138,926)	(144,597)
Inventories	14,720	8,686
Accounts payable	6,427	9,706
Accrued taxes	(10,960)	1,831
Accrued expenses and other liabilities	(159,669)	121,117
Other assets	(4,580)	(1,934)
Other noncurrent liabilities	1,677	(146,604)
Interest due to related parties	—	7,423
Cash flows used in operating activities	(223,488)	(94,010)
Cash flows from investing activities
Additions to property, plant and equipment	(3,676)	(4,508)
Cash flows used in investing activities	(3,676)	(4,508)
Cash flows from financing activities
Increase in short-term borrowings, net	125,982	45,688
Proceeds from delayed draw term loan A facility	100,000	—
Repayment of term loan facilities	(5,938)	—
Proceeds from revolver loan facility	—	63,000
Payment of employee restricted stock tax withholdings	(903)	—
Cash flows provided by financing activities	219,141	108,688
Effect of foreign exchange rate changes on cash	1,621	1,233
Net increase (decrease) in cash	(6,402)	11,403
Cash and restricted cash, beginning of year	79,140	59,134
Cash and restricted cash, end of period	$72,738	$70,537
Supplemental information
Non-cash additions to property, plant and equipment	$121	$149
Dividends declared to noncontrolling interests but not paid	2,400	-
Dividends declared to stockholders but not paid	9,152	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

						Total
						Shareholders'
				Accumulated		Equity
			Additional	Other		Attributable		Total
	Common Stock		Paid-in	Comprehensive	Retained	to Acushnet	Noncontrolling	Shareholders'
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Holdings Corp.	Interest	Equity
Balances at December 31, 2016	74,094	$ 74	$ 880,576	$ (90,834)	$ (53,951)	$ 735,865	$ 32,958	$ 768,823
Net income	-	-	-	-	38,114	38,114	1,516	39,630
Other comprehensive income	-	-	-	1,037	-	1,037	-	1,037
Stock-based compensation expense	-	-	3,847	-	-	3,847	-	3,847
Vesting of restricted common stock,
net of shares withheld related to minimum
statutory tax withholding requirements	358	-	(903)	-	-	(903)	-	(903)
Dividends declared on common stock	-	-	-	-	(9,152)	(9,152)	-	(9,152)
Dividends declared to noncontrolling interests	-	-	-	-	-	-	(2,400)	(2,400)
Balances at March 31, 2017	74,452	$ 74	$ 883,520	$ (89,797)	$ (24,989)	$ 768,808	$ 32,074	$ 800,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Acushnet Holdings Corp. (the “Company”), its wholly owned subsidiaries and a variable interest entity (“VIE”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the full year ended December 31, 2017, nor were those of the comparable 2016 period representative of those actually experienced for the full year ended December 31, 2016. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s filed audited consolidated financial statements and related notes for the fiscal year ended December 31, 2016 included in its Annual Report on Form 10-K filed with the SEC on March 30, 2017.

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

Following the pricing of the initial public offering, Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Korea, purchased from the Financial Investors on a pro rata basis 14,818,720 shares of the Company’s common stock, resulting in Magnus holding a controlling ownership interest of 53.1% of the Company’s outstanding common stock. The 14,818,720 shares of the Company’s common stock sold by the Financial Investors were received upon the automatic conversion of certain of the Company’s outstanding convertible notes and Series A preferred stock. The remaining outstanding convertible notes and Series A preferred stock automatically converted into shares of the Company’s common stock prior to the closing of the initial public offering.

On October 14, 2016, the Company effected a nine-for-one stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for its 7.5% convertible notes due 2021 (“convertible notes”), Series A redeemable convertible preferred stock (“Series A preferred stock”), and the exercise price for the common stock warrants and the strike price of stock-based compensation. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the common stock warrant exercise price, and convertible notes and Series A preferred stock conversion ratios.

Dividend Declaration

On March 22, 2017, the board of directors declared a dividend of $0.12 per share to shareholders on record as of April 5, 2017, payable on April 19, 2017. On April 4, 2017, the board of directors changed the record date from April 5, 2017 to April 13, 2017. The dividend payment date of April 19, 2017 and the dividend amount of $0.12 per share of common stock remained unchanged.

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

The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary as defined by Accounting Standards Codification (“ASC”) 810. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the noncontrolling entities have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of March 31, 2017 and December 31, 2016. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

Cash and Restricted Cash

Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. Restricted cash is primarily related to a standby letter of credit used for insurance purposes. As of March 31, 2017 and December 31, 2016, the amount of restricted cash included in cash and restricted cash on the balance sheet was $3.2 million and $3.1 million, respectively.

Accounts Receivable

As of March 31, 2017 and December 31, 2016, the allowance for doubtful accounts was $12.9 million and $12.3 million, respectively.

Foreign Currency Translation and Transactions

Foreign currency transaction gains included in selling, general and administrative expense were $2.3 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively.

Recently Adopted Accounting Standards

Consolidation — Interest Held Through Related Parties

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2016‑17, “Consolidation: Interests Held through Related Parties that are under Common Control.” ASU 2016‑17 changes the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company adopted the provisions of this standard during the three months ended March 31, 2017. The adoption of this standard did not have an impact on the consolidated financial statements.

Compensation—Stock Compensation

In March 2016, the FASB issued ASU 2016‑09, “Compensation—Stock Compensation: Improvements to Employee Share‑Based Payment Accounting” to simplify accounting for employee share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted the provisions of this standard during the three months ended March 31, 2017. The adoption of this standard did not have a significant impact on the consolidated financial statements.

Recently Issued Accounting Standards

Compensation—Retirement Benefits

 In March 2017, the FASB issued ASU 2017‑07, “Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost.” ASU 2017‑07 requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. ASU 2017‑07 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance.The adoption of this standard is not expected to have a significant impact on the consolidated financial statements.

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

Revenue from Contracts with Customers

In May 2016, the FASB issued ASU 2016‑12, “Revenue from Contracts with Customers: Narrow‑Scope Improvements and Practical Expedients.” ASU 2016‑12 addresses narrow‑scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition and provides a practical expedient for contract modifications and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In March 2016, the FASB issued ASU 2016‑08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” clarifying the implementation guidance on principal versus agent considerations. In August 2015, the FASB issued ASU 2015‑14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” deferring the adoption of previously issued guidance published in May 2014, ASU 2014‑09, “Revenue from Contracts with Customers.” ASU 2014‑09 amends revenue recognition guidance and requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2016‑08 and 2015‑14 are effective for reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The new standard permits the use of either the retrospective or modified retrospective approach on adoption. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers, to determine the effect the guidance will have on its consolidated financial statements.

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

2. Inventories

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the first‑in, first‑out inventory method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or slow-moving inventory.

The components of inventories were as follows:

(in thousands)	March 31,	December 31,
	2017	2016

Raw materials and supplies	$49,743	$55,424
Work-in-process	25,371	21,558
Finished goods	239,041	246,307
Inventories	$314,155	$323,289

3. Product Warranty

The Company has defined warranties ranging from one to two years. Products covered by the defined warranty policies include all Titleist golf products, FootJoy golf shoes and FootJoy golf outerwear. These product warranties generally obligate the Company to pay for the cost of replacement products, including the cost of shipping replacement products to its customers. The estimated cost of satisfying future warranty claims is accrued at the time the sale is recorded. In estimating future warranty obligations, the Company considers various factors, including its warranty policies and practices, the historical frequency of claims and the cost to replace or repair products under warranty.

The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended
	March 31,
(in thousands)	2017	2016

Balance at beginning of period	$3,526	$3,345
Provision	1,086	1,271
Claims paid/costs incurred	(901)	(1,030)
Foreign currency translation	53	9
Balance at end of period	$3,764	$3,595

4. Related Party Transactions

Other assets includes receivables from related parties of $0.3 million and $0.9 million as of March 31, 2017 and December 31, 2016, respectively. As noted previously, on March 22, 2017 the board of directors declared a dividend of $0.12 per share to shareholders, of which $4.7 million is payable to Fila Korea. Prior to its initial public offering, the Company had historically incurred interest expense payable to related parties on its outstanding convertible notes and bonds with common stock warrants. Related party interest expense totaled $7.5 million for the three months ended March 31, 2016.

5. Debt and Financing Arrangements

The Company’s debt and capital lease obligations were as follows:

	March 31,	December 31,
(in thousands)	2017	2016

Term loan	$362,122	$366,607
Delayed draw term loan A facility	98,750	-
Revolving credit facility	151,352	42,495
Other short-term borrowings	17,960	-
Capital lease obligations	310	491
Total	630,494	409,593
Less: short-term debt and current portion of long-term debt	193,062	61,245
Total long-term debt and capital lease obligations	$437,432	$348,348

The term loan is net of debt issuance costs of $3.5 million and $3.7 million as of March 31, 2017 and December 31, 2016, respectively.

Senior Secured Credit Facility

On April 27, 2016, the Company entered into a senior secured credit facilities agreement arranged by Wells Fargo Bank, National Association which provides for (i) a $275.0 million multi‑currency revolving credit facility, including a $20.0 million letter of credit sublimit, a $25.0 million swing line sublimit, a C$25.0 million sublimit for Acushnet Canada, Inc., a £20.0 million sublimit for Acushnet Europe Limited and an alternative currency sublimit of $100.0 million for borrowings in Canadian dollars, euros, pounds sterling and Japanese yen (“revolving credit facility”), (ii) a $375.0 million term loan A facility and (iii) a $100.0 million delayed draw term loan A facility. The revolving and term loan facilities mature on July 28, 2021. The credit agreement allows for the incurrence of additional term loans or increases in the revolving credit facility in an aggregate principal amount not to exceed (i) $200.0 million plus (ii) an unlimited amount so long as the net average secured leverage ratio (as defined in the credit agreement) does not exceed 2.00:1.00 on a pro forma basis. The applicable interest rate for the Canadian borrowings under the senior secured credit facility is based on the Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.25% to 2.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement. The applicable interest for the swing line sublimit is the highest of (a) Federal Funds Rate plus 0.50%, (b) the Prime Rate and (c) the one-month London Interbank Offered Rate (“LIBOR”) rate plus 1.00% plus a margin ranging from 0.25% to 1.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement. The applicable interest rate for all remaining borrowings under the senior secured credit facilities is LIBOR plus a margin ranging from 1.25% to 2.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement or the highest of (a) Federal Funds Rate plus 0.50%, (b) the Prime Rate and (c) the one-month LIBOR rate plus 1.00% plus a margin ranging from 0.25% to 1.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement.

The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company’s leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.  As of March 31, 2017, the Company was in compliance with all covenants under the credit agreement and anticipates compliance with all covenants under the credit agreement for the foreseeable future.

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

During the first quarter of 2017, the Company drew down $100.0 million on the delayed draw term loan A facility and $47.8 million under the revolving credit facility to substantially fund the equity appreciation rights plan (“EAR Plan”) payout (Note 10).

There were outstanding borrowings under the revolving credit facility of $151.4 million as of March 31, 2017 and the weighted average interest rate applicable to the outstanding borrowings was 2.7%.

6. Derivative Financial Instruments

Foreign Exchange Derivative Instruments

The Company principally uses financial instruments to reduce the impact of changes in foreign currency exchange rates. The principal derivative financial instruments the Company enters into on a routine basis are foreign exchange forward contracts. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.

Foreign exchange contracts are primarily used to hedge purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign currency hedge contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the Euro. The gross U.S. dollar equivalent notional amount of all foreign currency derivative hedges outstanding as of March 31, 2017 was $347.2 million.

The counterparties to derivative contracts are major financial institutions. The credit risk of counterparties does not have a significant impact on the valuation of the Company’s derivative instruments.

The fair values of foreign exchange derivative instruments on the consolidated balance sheets were as follows:

	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2017	2016

Asset derivatives	Other current assets	$4,500	$11,357
	Other noncurrent assets	2,226	5,286
Liability derivatives	Other current liabilities	5,489	1,106
	Other noncurrent liabilities	646	32

The effect of foreign exchange derivative instruments on accumulated other comprehensive income (loss) and the consolidated statements of operations was as follows:

	Gain (Loss) Recognized in
	Other Comprehensive Income (Loss)
	Three months ended
	March 31,
(in thousands)	2017	2016

Type of hedge
Cash flow	$(11,745)	$(11,489)
	$(11,745)	$(11,489)

	Gain (Loss) Recognized in
	Statement of Operations
	Three months ended
	March 31,
(in thousands)	2017	2016

Location of gain (loss) in statement of operations
Cost of goods sold	$1,811	$4,911
Selling, general and administrative expense	(1,719)	(1,755)
	$92	$3,156

Based on the current valuation, the Company expects to reclassify a net loss of $0.5 million from accumulated other comprehensive income (loss) into cost of goods sold during the next 12 months.

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of
	March 31, 2017 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location

Assets
Rabbi trust	$6,994	$-	$-	Other current assets
Foreign exchange derivative instruments	-	4,500	-	Other current assets
Rabbi trust	6,696	-	-	Other noncurrent assets
Deferred compensation program assets	1,838	-	-	Other noncurrent assets
Foreign exchange derivative instruments	-	2,226	-	Other noncurrent assets
Total assets	$15,528	$6,726	$-
Liabilities
Foreign exchange derivative instruments	$-	$5,489	$-	Other current liabilities
Deferred compensation program liabilities	1,951	-	-	Other noncurrent liabilities
Foreign exchange derivative instruments	-	646	-	Other noncurrent liabilities
Total liabilities	$1,951	$6,135	$-

	Fair Value Measurements as of
	December 31, 2016 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location

Assets
Rabbi trust	$6,994	$-	$-	Other current assets
Foreign exchange derivative instruments	-	11,357	-	Other current assets
Rabbi trust	5,248	-	-	Other noncurrent assets
Deferred compensation program assets	1,846	-	-	Other noncurrent assets
Foreign exchange derivative instruments	-	5,286	-	Other noncurrent assets
Total assets	$14,088	$16,643	$-
Liabilities
Foreign exchange derivative instruments	$-	$1,106	$-	Other current liabilities
Deferred compensation program liabilities	1,846	-	-	Other noncurrent liabilities
Foreign exchange derivative instruments	-	32	-	Other noncurrent liabilities
Total liabilities	$1,846	$1,138	$-

During the three months ended March 31, 2017 and the year ended December 31, 2016,  there were no transfers between Level 1, Level 2 and Level 3.

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

8. Pension and Other Postretirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
(in thousands)	2017	2016	2017	2016

Components of net periodic benefit cost
Service cost	$2,337	$2,453	$235	$250
Interest cost	3,018	3,171	174	211
Expected return on plan assets	(3,013)	(3,139)	-	-
Settlement expense	131	-	-	-
Amortization of net (gain) loss	39	125	(166)	(174)
Amortization of prior service cost (credit)	44	44	(41)	(42)
Net periodic benefit cost	$2,556	$2,654	$202	$245

9. Income Taxes

Income tax expense increased by $5.7 million, to $22.5 million for the three months ended March 31, 2017 compared to $16.8 million for the three months ended March 31, 2016. The Company’s effective tax rate (“ETR”) was 36.2% for the three months ended March 31, 2017, compared to 40.0% for the three months ended March 31, 2016.  The decrease in ETR was primarily driven by a decrease in non-deductible transaction costs, a reduction in non-cash fair value losses on common stock warrants, which are not tax effected, offset by incremental tax expense associated with the settlement of vested Restricted Stock Units and changes to the geographic mix of earnings.

10. Equity Incentive Plans

The Company measures stock‑based awards granted to employees based on the fair value on the date of the grant and recognizes the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company issues stock‑based awards to employees with service‑based vesting conditions and performance‑based vesting conditions. Compensation expense for awards with only service‑based vesting conditions is recorded using the straight‑line method. Compensation expense for awards with service‑based and performance‑based vesting conditions is recorded on a straight‑line method once the Company has determined that the likelihood of meeting the performance conditions is probable, which requires management judgment.

The Company recognizes the effect of forfeitures in compensation cost when they occur. Previously recognized compensation cost is then reversed in the period that the award is forfeited.

Restricted Stock and Performance Stock Units

On January 22, 2016, the Company’s board of directors adopted the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”) pursuant to which the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units, and other stock-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. As of March 31, 2017, a total of 4,501,257 authorized shares of the Company’s common stock remain available for issuance under the 2015 Plan.

		Weighted-
	Number	Average
	of	Fair
	RSUs and PSUs	Value

Outstanding at December 31, 2016	2,459,166	$20.40
Granted	-
Vested	(409,846)
Forfeited	(110,136)
Outstanding at March 31, 2017	1,939,184	$20.40

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

The first tranche of the RSUs was settled during the first quarter of  2017, resulting in the issuance of 358,379 shares of common stock. As of March 31, 2017 no PSUs had vested. The remaining unrecognized compensation expense for non‑vested RSUs and non‑vested PSUs granted was $15.3 million and $12.2 million, respectively, as of March 31, 2017 and is expected to be recognized over the related weighted average period of 1.8 years.

The compensation expense recorded for the three months ended March 31, 2017 related to the PSUs was based on the Company’s best estimate of the three-year cumulative Adjusted EBITDA forecast as of March 31, 2017. The Company will reassess the estimate of the three‑year cumulative Adjusted EBITDA forecast at the end of each reporting period. The Company recorded compensation expense for the RSUs and PSUs of $2.1 million and $1.7 million, respectively, during the three months ended March 31, 2017.

Equity Appreciation Rights

During the first quarter of 2017, the outstanding equity appreciation rights (“EAR”) liability was settled in full by a cash payment to participants. The Company’s liability related to the EAR Plan was $151.5 million as of December 31, 2016 and was recorded within accrued compensation and benefits on the consolidated balance sheet.

11. Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax consists of foreign currency translation adjustments, unrealized gains and losses from foreign exchange derivative instruments designated as cash flow hedges, unrealized gains and losses from available‑for‑sale securities and pension and other postretirement adjustments.

The components of and changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses)	Pension and	Accumulated
	Currency	Foreign Exchange	on Available-	Other	Other
	Translation	Derivative	for-Sale	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Securities	Adjustments	Loss

Balances at December 31, 2016	$(84,675)	$10,535	$1,536	$(18,230)	$(90,834)
Other comprehensive income (loss) before reclassifications	11,580	(8,548)	(65)	5	2,972
Amounts reclassified from accumulated other comprehensive loss	-	(1,811)	-	(124)	(1,935)
Balances at March 31, 2017	$(73,095)	$176	$1,471	$(18,349)	$(89,797)

12. Net Income per Common Share

The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2017	2016

Net income attributable to Acushnet Holdings Corp.	$38,114	$23,662
Less: dividends earned by preferred shareholders	-	(3,437)
Less: allocation of undistributed earnings to preferred shareholders	-	(8,721)
Net income attributable to common stockholders - basic	38,114	11,504
Adjustments to net income for dilutive securities	-	(7,388)
Net income attributable to common stockholders - diluted	$38,114	$18,892

Weighted average number of common shares:
Basic	74,220,771	21,821,255
Diluted	74,250,155	54,449,338
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.51	$0.53
Diluted	$0.51	$0.35

Net income per common share attributable to Acushnet Holdings Corp. for the three months ended March 31, 2016 was calculated under the two-class method. For the three months ended March 31, 2017, there were no outstanding securities requiring use of the two-class method.

The Company’s potential dilutive securities for the three months ended March 31, 2017, include RSUs and PSUs. For the three months ended March 31, 2016, the Company’s potential dilutive securities include Series A preferred stock, warrants to purchase common stock and convertible notes.

For the three months ended March 31, 2017, there were no securities excluded from the calculation of diluted weighted‑average common shares outstanding. For the three months ended March 31, 2016, the following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

Series A preferred stock	16,542,243
Warrants to purchase common stock	3,105,279

13. Segment Information

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

Results shown for the three months ended March 31, 2017 and 2016 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

(in thousands)	Three months ended March 31,
	2017	2016
Net sales
Titleist golf balls	$134,192	$130,373
Titleist golf clubs	101,942	115,492
Titleist golf gear	42,390	39,552
FootJoy golf wear	142,241	144,630
Other	12,850	9,888
Total net sales	$433,615	$439,935

Segment operating income
Titleist golf balls	$21,080	$15,499
Titleist golf clubs	11,364	19,582
Titleist golf gear	7,292	5,456
FootJoy golf wear	21,103	19,655
Other	2,827	1,183
Total segment operating income	63,666	61,375
Reconciling items:
Interest expense, net	(2,922)	(13,841)
Loss on fair value of common stock warrants	-	(1,879)
Transaction fees	(94)	(3,701)
Other	1,465	7
Total income before income tax	$62,115	$41,961

14. Commitments and Contingencies

Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of March 31, 2017.

Purchase obligations by the Company as of March 31, 2017 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2017	2018	2019	2020	2021	Thereafter

Purchase obligations	$130,121	$6,475	$3,858	$2,254	$1,793	$3,326

Contingencies

In connection with the Company’s acquisition of Acushnet Company, Beam indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of

March 31, 2017, the Company’s estimate of its receivable for these indemnifications is $9.8 million, of which $1.4 million is recorded in other current assets and $8.4 million is recorded in other noncurrent assets on the consolidated balance sheet.

Litigation

Beam

A dispute has arisen between Acushnet Company and Beam with respect to approximately $16.6 million of value-added tax (“VAT”) trade receivables. These receivables were reflected on Acushnet Company’s consolidated balance sheet at the time of the Company’s acquisition of Acushnet Company. Acushnet Company believes that these VAT trade receivables are assets of the Company; Beam claims that these are tax credits or refunds from the period prior to the acquisition of Acushnet Company which are payable to Beam, pursuant to the terms of the Stock Purchase Agreement that covers the sale of the stock of Acushnet Company. Beam has withheld payments in this amount which the Company believes are payable to Acushnet Company in reimbursement of certain other tax liabilities which existed prior to the acquisition of Acushnet Company. On March 27, 2012, Acushnet Company filed a complaint seeking reimbursement of these funds in the Commonwealth of Massachusetts Superior Court Department, Business Litigation Section. Each party filed Motions for Summary Judgment, which motions were denied by the Court on July 29, 2015. Trial was conducted in early June, 2016.  On June 21, 2016, the Court ruled that Beam had a contractual right to the VAT trade receivables actually collected from Acushnet Company's customers prior to the closing of the Company's acquisition of Acushnet Company, but that Beam should pay $972,288 plus pre-judgment interest of $494,859 to the Company to compensate for amounts Beam withheld, but which were not collected from Acushnet Company's customers. The Company recorded the total value as other (income) expense, net on the consolidated statement of operations for the year ended December 31, 2016. Acushnet believes that the Court erred in its ruling and filed a Notice of Appeal on July 20, 2016. Related briefing closed on April 28, 2017 and the Commonwealth of Massachusetts Appeals Court has not yet scheduled oral arguments.

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

15. Subsequent Events

Dividend Declaration

On May 12, 2017, the board of directors declared a dividend of $0.12 per share to shareholders on record as of June 2, 2017, payable on June 16, 2017.

The Company has evaluated and determined there have been no other reportable subsequent events.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with our consolidated financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10‑Q and in our other filings with the Securities and Exchange Commission (“SEC”). Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” following the Table of Contents. Unless otherwise noted, the figures in the following discussion are unaudited.

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

Our net sales are diversified by both product category and mix as well as geography. Our product categories include golf balls, golf clubs, wedges and putters, golf shoes, golf gloves, golf gear and golf outerwear and apparel. Our product portfolio contains a favorable mix of consumable products, which we consider to be golf balls and golf gloves, and more durable products, which we consider to be golf clubs, golf shoes, golf gear and golf outerwear and apparel.  Our net sales are also diversified by geography with a substantial majority of our net sales for the year ended December 31, 2016 generated in five countries: the United States, Japan, Korea, the United Kingdom and Canada.

The following are financial highlights for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31,
	2017	2016

Net sales	$433,615	$439,935
Net income attributable to Acushnet Holdings Corp.	$38,114	$23,662
Adjusted EBITDA	$78,462	$79,243

We have the following reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear; and FootJoy golf wear.

Key Factors Affecting Our Results of Operations

There have been no material changes to the key factors affecting our results of operations as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Key Performance Measures

We use various financial metrics to measure and evaluate our business, including, among others: (i) net sales on a constant currency basis, (ii) Adjusted EBITDA on a consolidated basis, (iii) Adjusted EBITDA margin and (iv) segment operating income.

Since 49% and 48% of our net sales for the three months ended March 31, 2017 and 2016, respectively, were generated outside of the United States, we use net sales on a constant currency basis to evaluate the sales performance of our business in period over period comparisons and for forecasting our business going forward. Constant currency information allows us to estimate what our sales performance would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency sales and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. This constant currency information should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP. Our presentation of constant currency information may not be consistent with the manner in which similar measures are derived or used by other companies.

We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in the credit agreement, dated as of April 27, 2016, among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc. (the “Canadian Borrower”), Acushnet Europe Limited (the “UK Borrower”) and Wells Fargo Bank, National Association, as the administrative agent, L/C issuer and swing line lender (our “credit agreement”). Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. adjusted for income tax expense, interest expense, depreciation and amortization, the expenses relating to the Acushnet Company Equity Appreciation Rights Plan, as amended (the “EAR Plan”), share-based compensation expense, a one-time executive bonus, restructuring charges, certain transaction fees, indemnification expense (income) from Beam, (gains) losses on the fair value of our common stock warrants, certain other non-cash (gains) losses, net and the net income relating to noncontrolling interests in our FootJoy golf shoe joint venture. Adjusted EBITDA is not a measurement of financial performance under GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations.”

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

Components of Results of Operations

There have been no material changes to the components of results of operations as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations.

	Three months ended
	March 31,
	2017	2016

Net sales	$433,615	$439,935
Cost of goods sold	207,200	214,066
Gross profit	226,415	225,869
Operating expenses:
Selling, general and administrative	147,998	155,318
Research and development	12,507	11,130
Intangible amortization	1,622	1,649
Restructuring charges	—	587
Income from operations	64,288	57,185
Interest expense, net	2,922	13,841
Other (income) expense, net	(749)	1,383
Income before income taxes	62,115	41,961
Income tax expense	22,485	16,769
Net income	39,630	25,192
Less: Net income attributable to noncontrolling interests	(1,516)	(1,530)
Net income attributable to Acushnet Holdings Corp.	$38,114	$23,662

Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$38,114	$23,662
Income tax expense	22,485	16,769
Interest expense, net	2,922	13,841
Depreciation and amortization	10,161	10,270
Share-based compensation(a)	3,847	—
One-time executive bonus(b)	—	7,500
Restructuring charges(c)	—	587
Transaction fees(d)	94	3,701
Beam indemnification expense (income)(e)	(93)	(494)
(Gains) losses on the fair value of our common stock warrants(f)	—	1,879
Other non-cash (gains) losses, net	(584)	(2)
Net income attributable to noncontrolling interests(g)	1,516	1,530
Adjusted EBITDA	$78,462	$79,243
Adjusted EBITDA margin	18.1%	18.0%

(a)	For the three months ended March 31, 2017, reflects compensation expense with respect to equity-based grants under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan.

(b)	In the first quarter of 2016, our President and Chief Executive Officer was awarded a cash bonus in the amount of $7.5 million as consideration for past performance.
(c)	Reflects restructuring charges incurred in connection with the reorganization of certain of our operations in 2016.
(d)

For the three months ended March 31, 2017, reflects legal fees incurred relating to a dispute arising from the indemnification obligations owed to us by Beam in connection with the Acquisition.  For the three months ended March 31, 2016, reflects certain fees and expenses we incurred in connection with our initial public offering as well as legal fees incurred relating to a dispute arising from the indemnification obligations owed to us by Beam in connection with the Acquisition.

(e)	Reflects the non-cash charges related to the indemnification obligations owed to us by Beam that are included when calculating net income (loss) attributable to the Company.
(f)	Fila Korea exercised all of our outstanding common stock warrants in July 2016 and we used the proceeds from such exercise to redeem all of our outstanding 7.5% bonds due 2021 (the “7.5% bonds”).
(g)	Reflects the net income attributable to the interest that we do not own in our FootJoy golf shoe joint venture.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net Sales

Net sales decreased by $6.3 million, or 1.4%, to $433.6 million for the three months ended March 31, 2017 compared to $439.9 million for the three months ended March 31, 2016. On a constant currency basis, net sales would have decreased by $3.6 million, or 0.8%, to $436.3 million. The decrease in net sales on a constant currency basis was due to a decrease of $12.5 million in net sales of Titleist golf clubs driven by lower volumes of wedges and irons which were in the second year of their two-year product life cycle. This net sales decrease was partially offset by an increase of $4.1 million in net sales of Titleist golf balls driven by the introduction of the new Pro V1 and Pro V1x models which were launched in the first quarter of 2017 and an increase of $2.8 million in net sales of Titleist golf gear. The remaining change in net sales was due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$134,192	$130,373	$3,819	2.9%	$4,097	3.1%
Titleist golf clubs	101,942	115,492	(13,550)	(11.7)%	(12,508)	(10.8)%
Titleist golf gear	42,390	39,552	2,838	7.2%	2,775	7.0%
FootJoy golf wear	142,241	144,630	(2,389)	(1.7)%	(518)	(0.4)%

For further discussion of each reportable segment’s results, see “—Segment Results—Titleist Golf Balls Segment,” “—Segment Results—Titleist Golf Clubs Segment,” “—Segment Results—Titleist Golf Gear Segment” and “—Segment Results—FootJoy Golf Wear Segment” results below.

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
United States	$223,115	$230,015	$(6,900)	(3.0)%	$(6,900)	(3.0)%
EMEA	68,009	73,315	(5,306)	(7.2)%	571	0.8%
Japan	50,053	55,327	(5,274)	(9.5)%	(5,868)	(10.6)%
Korea	49,882	38,551	11,331	29.4%	9,305	24.1%
Rest of world	42,556	42,727	(171)	(0.4)%	(665)	(1.6)%
Total sales	$433,615	$439,935	$(6,320)	(1.4)%	$(3,557)	(0.8)%

Net sales in the United States decreased by $6.9 million, or 3.0%, to $223.1 million for the three months ended March 31, 2017 compared to $230.0 million for the three months ended March 31, 2016. This decrease in net sales in the United States was due to a decrease of $6.2 million in net sales of Titleist golf clubs and a decrease of $3.3 million in net sales of FootJoy golf wear, partially offset by an increase of $2.1 million in net sales of Titleist golf balls.  Net sales in the United States were impacted by a reduced store count as a result of the retail channel disruptions in 2016 caused by the bankruptcy of the Sports Authority, Inc. and the reorganization efforts and ultimate bankruptcy of Golfsmith International Holdings LP.

Our sales in regions outside of the United States increased by $0.6 million, or 0.3%, to $210.5 million for the three months ended March 31, 2017 compared to $209.9 million for the three months ended March 31, 2016. On a constant currency basis, net sales in such regions would have increased by $3.3 million, or 1.6%, to $213.2 million, driven by an increase of $2.8 million in net sales of FootJoy golf wear, an increase of $2.2 million in net sales of Titleist golf gear, and an increase of $2.0 million in net sales of Titleist golf balls, offset partially by a decrease of $6.3 million in net sales of Titleist golf clubs. The remaining change in net sales was due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

More information on our sales by reportable segment and by region can be found in Note 13—Segment Information to our unaudited consolidated financial statements.

Gross Profit

Gross profit increased by $0.5 million to $226.4 million for the three months ended March 31, 2017 compared to $225.9 million for the three months ended March 31, 2016. Gross margin increased to 52.2% for the three months ended March 31, 2017 compared to 51.3% for the three months ended March 31, 2016. The increase in gross profit was largely driven by a $6.0 million increase in gross profit in Titleist golf balls as a result of a golf ball mix shift to the Pro V1 and ProV1x franchise, offset by a decrease of $9.7 million in gross profit in Titleist golf clubs.  The remaining increase in gross profit was largely due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments. The increase in gross margin was primarily driven by the favorable mix shift to the Pro V1 and Pro V1x franchise.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $7.3 million to $148.0 million for the three months ended March 31, 2017 compared to $155.3 million for the three months ended March 31, 2016. This decrease was primarily attributable to a $7.5 million one-time executive bonus and $3.6 million in transaction costs related to our initial public offering, each recorded in the first quarter of 2016, and a reduction of $2.5 million related to promotional and selling costs related to golf club launches in the first quarter of 2016.  This was partially offset by an increase of $3.4 million in share based compensation and an increase of $3.1 million due to higher consulting, legal and administrative costs. Changes in foreign currency exchange rates had a favorable impact of $0.6 million.

Research and Development

R&D expenses increased by $1.4 million to $12.5 million for the three months ended March 31, 2017 compared to $11.1 million for the three months ended March 31, 2016. This increase was mainly attributable to employee related costs, including share based compensation, and additional experimental costs to support new product introductions. As a percentage of consolidated net sales, R&D expenses were 2.9%, up from 2.5% for the three months ended March 31, 2016.

Intangible Amortization

Intangible amortization expenses were $1.6 million for the three months ended March 31, 2017, unchanged, compared to $1.6 million for the three months ended March 31, 2016.

Restructuring Charges

There were no restructuring charges for the three months ended March 31, 2017 compared to $0.6 million restructuring changes for the three months ended March 31, 2016.

Interest Expense, net

Interest expense decreased by $10.9 million to $2.9 million for the three months ended March 31, 2017 compared to $13.8 million for the three months ended March 31, 2016. This decrease was primarily due to lower average outstanding borrowings during the three months ended March 31, 2017 as a result of the conversion of our 7.5% convertible notes to common shares prior to the closing of our initial public offering and the redemption of $34.5 million of the principal of our outstanding 7.5% bonds using the proceeds of the exercise of a portion of our outstanding common stock warrants in July 2016. In addition, the average interest rate on outstanding borrowings was lower during the three months ended March 31, 2017.

Other (Income) Expense, net

Other income increased by $2.1 million to income of $0.7 million for the three months ended March 31, 2017 compared to an expense of $1.4 million for the three months ended March 31, 2016. This change was primarily due to a loss recognized on the fair value of the common stock warrants of $1.9 million during the three months ended March 31, 2016.  The warrants were fully exercised in 2016 and no warrants were outstanding during the three months ended March 31, 2017.

Income Tax Expense

Income tax expense increased by $5.7 million, to $22.5 million for the three months ended March 31, 2017 compared to $16.8 million for the three months ended March 31, 2016. Our effective tax rate (“ETR”) was 36.2% for the three months ended March 31, 2017, compared to 40.0% for the three months ended March 31, 2016. The decrease in ETR was primarily driven by a decrease in non-deductible transaction costs, a reduction in non-cash fair value losses on common stock warrants which are not tax effected, offset by incremental tax expense associated with the settlement of vested restricted stock units and changes to the geographic mix of earnings.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $14.4 million to $38.1 million for the three months ended March 31, 2017 compared to $23.7 million for the three months ended March 31, 2016 primarily as a result of lower interest expense and higher income from operations, as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA decreased by $0.7 million to $78.5 million for the three months ended March 31, 2017 compared to $79.2 million for the three months ended March 31, 2016. Adjusted EBITDA margin increased slightly to 18.1% for the three months ended March 31, 2017 from 18.0% for the three months ended March 31, 2016.

Segment Results

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$134,192	$130,373	$3,819	2.9%	$4,097	3.1%
Titleist golf clubs	101,942	115,492	(13,550)	(11.7)%	(12,508)	(10.8)%
Titleist golf gear	42,390	39,552	2,838	7.2%	2,775	7.0%
FootJoy golf wear	142,241	144,630	(2,389)	(1.7)%	(518)	(0.4)%

Segment operating income by reportable segment is summarized as follows:

	Three months ended
	March 31,		Increase/(Decrease)
	2017	2016	$ change	% change
	(in thousands)
Segment operating income(1)
Titleist golf balls	$21,080	$15,499	$5,581	36.0%
Titleist golf clubs	11,364	19,582	(8,218)	(42.0)%
Titleist golf gear	7,292	5,456	1,836	33.7%
FootJoy golf wear	21,103	19,655	1,448	7.4%

(1)	Transaction fees, restructuring charges and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income.

More information on our net sales by reportable segment and segment operating income can be found in Note 13—Segment Information to our unaudited consolidated financial statements.

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment increased by $3.8 million, or 2.9%, to $134.2 million for the three months ended March 31, 2017 compared to $130.4 million for the three months ended March 31, 2016. On a constant currency basis, net sales in our Titleist golf balls segment would have increased by $4.1 million, or 3.1%, to $134.5 million. This increase was driven by a sales volume shift due to the introduction of the latest generation of Pro V1 and Pro V1x golf balls, which have a higher average selling price than our performance golf ball models, which experienced a sales volume decline as a result of being in their second model year.

Titleist golf balls segment operating income increased by $5.6 million, or 36.0%, to $21.1 million for the three months ended March 31, 2017 compared to $15.5 million for the three months ended March 31, 2016. This increase was driven by higher gross profit of $6.0 million primarily as a result of a golf ball mix shift to the Pro V1 and ProV1x franchise.  Operating expenses were up slightly, driven by an increase of $1.4 million in the segment allocation of consulting, legal and administrative costs expenses, an increase of $1.3 million in share-based compensation, and a slight increase in marketing and promotional costs, partially offset by the absence of a $2.9 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment decreased by $13.6 million, or 11.7%, to $101.9 million for the three months ended March 31, 2017 compared to $115.5 million for the three months ended March 31, 2016. On a constant currency basis, net sales in our Titleist golf clubs segment would have decreased by $12.5 million, or 10.8%, to $103.0 million. This decrease was primarily driven by lower sales volumes of our Vokey Design wedges, our iron series and our Japan-specific VG3 clubs, all of which were in their second model year.  This decrease was partially offset by higher sales volumes of our latest generation putters, drivers, and fairways and an overall increase in average selling prices.

Titleist golf clubs segment operating income decreased by $8.2 million, or 42.0%, to $11.4 million for the three months ended March 31, 2017 compared to $19.6 million for the three months ended March 31, 2016, primarily due to a decrease in gross profit of $9.7 million, which was partially offset by lower operating expenses.  The decrease in gross profit was largely driven by the net sales decrease discussed above. Operating expenses were lower primarily due to a decrease of $2.5 million in marketing and promotional costs, the absence of a $1.8 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016, partially offset by a $1.3 million increase in research and development costs, and an increase of $1.0 million in share-based compensation.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $2.8 million, or 7.2%, to $42.4 million for the three months ended March 31, 2017 compared to $39.6 million for the three months ended March 31, 2016. On a constant currency basis, net sales in our Titleist golf gear segment would have increased by $2.8 million, or 7.0%, to $42.4 million. This increase was due to higher average selling prices in golf bags and sales volume growth in travel gear and Titleist gloves.

Titleist golf gear segment operating income increased by $1.8 million, or 33.7%, to $7.3 million for the three months ended March 31, 2017 compared to $5.5 million for the three months ended March 31, 2016. This increase was largely driven by higher gross profit on the increased sales as discussed above.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment decreased by $2.4 million, or 1.7%, to $142.2 million for the three months ended March 31, 2017 compared to $144.6 million for the three months ended March 31, 2016. On a constant currency basis, net sales in our FootJoy golf wear segment would have decreased by $0.5 million, or 0.4%, to $144.1 million. This decrease was primarily due to a sales volume decline in footwear largely offset by sales volume increases in FootJoy apparel and FootJoy glove categories.

FootJoy golf wear segment operating income increased by $1.4 million, or 7.4%, to $21.1 million for the three months ended March 31, 2017 compared to $19.7 million for the three months ended March 31, 2016. This increase was primarily attributable to lower operating expenses driven by the absence of a $2.1 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016 and a $1.7 million decrease in advertising and promotional expense. These reductions were partially offset by an increase of $1.8 million in employee related costs, primarily related to share-based compensation.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital, capital expenditures, servicing of our debt, interest payments on our convertible notes and 7.5% bonds, dividends on our Series A preferred stock, pension contributions and payments related to outstanding EARs under our EAR Plan. We have relied on cash flows from operations and borrowings under our former credit facilities and other credit facilities as our primary sources of liquidity. Our remaining 7.5% bonds were redeemed in July 2016 and our convertible notes and our preferred stock automatically converted into our common stock prior to the closing of our initial public offering.

We made $3.7 million of capital expenditures in the three months ended March 31, 2017 and plan to make capital expenditures of approximately $22.3 million in the remainder of 2017, although the actual amount of capital expenditures may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. We expect the majority of these capital expenditures in 2017 will be for maintenance projects.

We made $151.4 million of payments related to outstanding EARs under our EAR Plan in the three months ended March 31, 2017, which we funded from borrowings under our delayed draw term loan A facility and borrowings under our revolving credit facilities.  The EAR liability was settled in full and there were no outstanding EARs on March 31, 2017.

We expect our primary cash needs to continue to be working capital, capital expenditures, servicing of our debt, paying dividends and pension contributions. We expect to rely on cash flows from operations and borrowings under our revolving credit facility and local credit facilities as our primary sources of liquidity.

On April 27, 2016, Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc. (“the Canadian Borrower”) and Acushnet Europe Limited (“the UK Borrower”) entered into a credit agreement with Wells Fargo Bank, National Association, as the administrative agent, L/C issuer and swing line lender and each lender from time to time party thereto, which provides for (i) a $275.0 million multi‑currency revolving credit facility, including a $20.0 million letter of credit sub‑facility, a swing line sublimit of $25.0 million, a C$25.0 million sub‑facility for borrowings by the Canadian Borrower, a £20.0 million sub‑facility for borrowings by the UK Borrower and an alternative currency sublimit of $100.0 million for borrowings in Canadian dollars, euros, pounds sterling and Japanese yen, (ii) a $375.0 million term loan A facility and (iii) a $100.0 million delayed draw term loan A facility, each of which matures on July 28, 2021. As of March 31, 2017 we had $114.1 million of availability under our revolving credit facility after giving effect to $9.5 million of outstanding letters of credit and we had $45.2 million available under our local credit facilities. See “Notes to Unaudited Consolidated Financial Statements — Note 5 — Debt and Financing Arrangements” for a description of our credit facilities.

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

We believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities will be sufficient to meet our liquidity requirements for at least the next 12 months, subject to customary borrowing conditions. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, demand for our products, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, we had $69.5 million of unrestricted cash (including $17.2 million attributable to our FootJoy golf shoe joint venture). As of March 31, 2017, 96.2% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to the cash payment of additional U.S. income taxes or foreign withholding taxes, those funds could be repatriated, if necessary. At present, any additional taxes could be offset, in whole or in part, by available foreign tax credits. The amount of any taxes required to be paid and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expenses as taxes have been provided for our undistributed foreign earnings that we do not consider permanently reinvested. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated:

	Three months ended
	March 31,
	2017	2016
Cash flows provided by (used in):
Operating activities	$(223,488)	$(94,010)
Investing activities	(3,676)	(4,508)
Financing activities	219,141	108,688
Effect of foreign exchange rate changes on cash	1,621	1,233
Net increase (decrease) in cash	$(6,402)	$11,403

Cash Flows From Operating Activities

Cash flows from operating activities consist primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, share-based compensation, and the effect of changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities primarily relates to changes in accounts receivable, inventories and accounts payable and accrued expenses.

Net cash used in operating activities was $223.5 million for the three months ended March 31, 2017, compared to $94.0 million for the three months ended March 31, 2016, an increase of $129.5 million. The increase in cash used in operating activities was primarily due to the payment of the outstanding balance of the EAR Plan during the three months ended March 31, 2017.

Cash Flows From Investing Activities

Cash flows from investing activities relate to capital expenditures.

Net cash used in investing activities was $3.7 million for the three months ended March 31, 2017, compared to $4.5 million for the three months ended March 31, 2016.

Cash Flows From Financing Activities

Cash flows from financing activities consist primarily of the proceeds from our delayed draw term loan A facility and net borrowing under our revolving credit facility and other local credit facilities.

Net cash provided by financing activities was $219.1 million for the three months ended March 31, 2017, compared to $108.7 million for the three months ended March 31, 2016, an increase of $110.5 million. The increase in cash provided by financing activities was primarily due to an increase in borrowings under the delayed draw term loan A facility and a net increase in aggregate borrowings under our revolving credit and working credit facilities and other short-term borrowings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2016.

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

Interest Rate Risk

We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in “Notes to Unaudited Consolidated Financial Statements— Note 5— Debt and Financing Arrangements” to our unaudited consolidated financial statements in this report. We currently do not engage in any interest rate hedging activity but may enter into interest rate swaps or pursue other interest rate hedging strategies in the future.

As of March 31, 2017, we had $633.7 million of outstanding indebtedness, all of which was at variable interest rates. A 1.00% increase in the interest rate applied to these borrowings would have resulted in an increase of $5.3 million in our annual pre-tax interest expense.

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

The gross U.S. dollar equivalent notional amount of all foreign currency hedges outstanding at March 31, 2017 was $347.2 million, representing a net settlement asset of $0.5 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding at March 31, 2017, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $0.5 million would decrease by $32.1 million resulting in a net settlement liability of $31.6 million.

The sensitivity analysis described above recalculates the fair value of the foreign exchange forward contracts outstanding at March 31, 2017 by replacing the actual foreign currency exchange rates at March 31, 2017 with foreign currency exchange rates that are 10% weaker rates for each applicable foreign currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10‑Q. Based on their evaluation, our CEO and CFO concluded that, because the material weaknesses in our internal control over financial reporting described below have not been remediated by the end of the period covered by this Quarterly Report on Form 10‑Q, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10‑Q.

These material weaknesses in our internal control over financial reporting and our remediation efforts are described below.

Material Weakness and Status of Material Weakness Remediation

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, our management  previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not have in place an effective control environment with a sufficient number of accounting personnel with the appropriate technical training in, and experience with, GAAP to allow for a detailed review of complex accounting transactions that would identify errors in a timely manner. Further, we did not design effective control activities relating to formally documented and implemented accounting processes and procedures across business cycles, including income taxes, derivatives, certain compensation and benefits, certain revenue transactions, and functional currency, and internal communication protocols related to matters impacting income tax and benefit accounts. We also did not maintain effective segregation of duties in our internal controls over financial reporting.

During the period covered by this Quarterly Report on Form 10‑Q, we have continued the process of remediating the above material weaknesses, which has included numerous steps to enhance our internal control environment and address the underlying causes of the above material weaknesses. As part of this remediation process, we have enlisted the help of external advisors to provide assistance in the areas of financial accounting and tax accounting in the short term, we have hired a Chief Accounting Officer and additional financial reporting personnel with technical accounting and financial reporting experience, are formalizing our accounting policies and procedures, and enhancing our internal review procedures during the financial statement close process. In addition, we have engaged an accounting firm to evaluate and document the design and operating effectiveness of our internal controls and assist with the remediation and implementation of our internal controls as required. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weaknesses described above are remediated. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

As disclosed above under “Material Weakness and Status of Material Weakness Remediation,” there were changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10‑Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.      Risk Factors

You should carefully consider each of the risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the other information set forth in this report.  There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.      Unregistered Sales of Equity Securities and Use Of Proceeds

None.

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

ACUSHNET HOLDINGS CORP.

Dated: May 12, 2017	By:	/s/ Walter Uihlein
Walter Uihlein
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2017	By:	/s/ William Burke
William Burke
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Letter Agreement between Acushnet Holdings Corp. and Joseph J. Nauman, dated as of April 18, 2017 (filed herewith).

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following financial information from Acushnet Holdings Corp.’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; (v) Consolidated Statement of Equity at March 31, 2017; and (vi) Notes to Unaudited Consolidated Financial Statements.