Form 10-Q
period 2017-06-30
Acushnet Holdings Corp.
filed 2017-08-11
CIK 1672013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The registrant had 74,451,977 shares of common stock outstanding as of August 4, 2017.

ACUSHNET HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2017	2016

Assets
Current assets
Cash and restricted cash ($14,827 and $13,811 attributable to the variable interest entity ("VIE"))	$80,897	$79,140
Accounts receivable, net	264,866	177,506
Inventories ($12,170 and $14,633 attributable to the VIE)	294,936	323,289
Other assets	73,145	84,596
Total current assets	713,844	664,531
Property, plant and equipment, net ($10,245 and $10,709 attributable to the VIE)	232,663	239,748
Goodwill ($32,312 and $32,312 attributable to the VIE)	182,434	179,241
Intangible assets, net	485,616	489,988
Deferred income taxes	106,384	130,416
Other assets ($2,624 and $2,642 attributable to the VIE)	31,907	32,247
Total assets	$1,752,848	$1,736,171
Liabilities and Equity
Current liabilities
Short-term debt	$75,622	$42,495
Current portion of long-term debt	23,750	18,750
Accounts payable ($6,914 and $10,397 attributable to the VIE)	78,669	87,608
Accrued taxes	24,774	41,962
Accrued compensation and benefits ($360 and $780 attributable to the VIE)	58,896	224,230
Accrued expenses and other liabilities ($3,231 and $4,121 attributable to the VIE)	66,032	47,063
Total current liabilities	327,743	462,108
Long-term debt and capital lease obligations	431,498	348,348
Deferred income taxes	6,269	7,452
Accrued pension and other postretirement benefits ($1,723 and $1,946 attributable to the VIE)	139,892	135,339
Other noncurrent liabilities ($3,697 and $3,368 attributable to the VIE)	16,162	14,101
Total liabilities	921,564	967,348
Commitments and contingencies (Note 14)
Shareholders' Equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 74,451,977 and 74,093,598 shares issued and outstanding	74	74
Additional paid-in capital	887,574	880,576
Accumulated other comprehensive loss, net of tax	(88,338)	(90,834)
Retained deficit	(1,122)	(53,951)
Total equity attributable to Acushnet Holdings Corp.	798,188	735,865
Noncontrolling interests	33,096	32,958
Total shareholders' equity	831,284	768,823
Total liabilities and shareholders' equity	$1,752,848	$1,736,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2017	2016	2017	2016

Net sales	$427,988	$463,261	$861,603	$903,196
Cost of goods sold	205,079	225,301	412,279	439,367
Gross profit	222,909	237,960	449,324	463,829
Operating expenses:
Selling, general and administrative	151,808	158,121	299,806	313,439
Research and development	12,092	11,693	24,599	22,823
Intangible amortization	1,624	1,654	3,246	3,303
Restructuring charges	-	55	-	642
Income from operations	57,385	66,437	121,673	123,622
Interest expense, net	4,901	14,563	7,823	28,404
Other (income) expense, net	239	2,455	(510)	3,838
Income before income taxes	52,245	49,419	114,360	91,380
Income tax expense	18,207	21,941	40,692	38,710
Net income	34,038	27,478	73,668	52,670
Less: Net income attributable to noncontrolling interests	(1,022)	(423)	(2,538)	(1,953)
Net income attributable to Acushnet Holdings Corp.	$33,016	$27,055	$71,130	$50,717

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.44	$0.62	$0.96	$1.14
Diluted	0.44	0.39	0.96	0.74
Cash dividends declared per common share:	$0.12	$-	$0.24	$-
Weighted average number of common shares:
Basic	74,451,977	21,821,256	74,337,013	21,821,256
Diluted	74,581,269	54,450,380	74,409,050	54,447,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2017	2016		2017	2016

Net income	$34,038	$27,478		$73,668	$52,670
Other comprehensive income (loss)
Foreign currency translation adjustments	1,218	5,204		12,798	12,181
Foreign exchange derivative instruments
Unrealized holding gains (losses) arising during period	425	(12,136)		(11,320)	(23,625)
Reclassification adjustments included in net income	(1,284)	(2,846)		(3,095)	(7,757)
Tax benefit (expense)	701	5,111		3,898	11,130
Foreign exchange derivative instruments, net	(158)	(9,871)		(10,517)	(20,252)
Available-for-sale securities
Unrealized holding gains (losses) arising during period	129	155		24	(148)
Tax benefit (expense)	(49)	(59)		(9)	56
Available-for-sale securities, net	80	96		15	(92)
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	340	873		158	1,173
Tax benefit (expense)	(21)	(185)		42	(126)
Pension and other postretirement benefits adjustments, net	319	688		200	1,047

Total other comprehensive income (loss)	1,459	(3,883)	`	2,496	(7,116)

Comprehensive income	35,497	23,595		76,164	45,554
Less: Comprehensive income attributable to noncontrolling interests	(1,022)	(423)		(2,538)	(1,953)
Comprehensive income attributable to Acushnet Holdings Corp.	$34,475	$23,172		$73,626	$43,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$73,668	$52,670
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	20,453	20,552
Unrealized foreign exchange gain	(1,156)	(733)
Amortization of debt issuance costs	660	2,512
Amortization of discount on bonds payable	-	282
Change in fair value of common stock warrants	-	6,112
Share-based compensation	7,901	964
Loss on disposals of property, plant and equipment	454	66
Deferred income taxes	26,469	29,088
Changes in operating assets and liabilities
Accounts receivable	(80,999)	(95,997)
Inventories	34,216	51,488
Accounts payable	(11,079)	(5,598)
Accrued taxes	(18,621)	(1,816)
Accrued expenses and other liabilities	(150,091)	130,871
Other assets	3,119	(3,993)
Other noncurrent liabilities	5,141	(145,828)
Interest due to related parties	-	14,847
Cash flows provided by (used in) operating activities	(89,865)	55,487
Cash flows from investing activities
Additions to property, plant and equipment	(8,823)	(8,116)
Cash flows used in investing activities	(8,823)	(8,116)
Cash flows from financing activities
Increase in short-term borrowings, net	31,615	5,867
Proceeds from delayed draw term loan A facility	100,000	-
Repayment of term loan facilities	(11,875)	-
Repayment of senior term loan facility	-	(30,000)
Debt issuance costs	-	(663)
Dividends paid on common stock	(17,868)	-
Dividends paid to noncontrolling interests	(2,400)	(3,000)
Payment of employee restricted stock tax withholdings	(903)	-
Cash flows provided by (used in) financing activities	98,569	(27,796)
Effect of foreign exchange rate changes on cash	1,876	1,990
Net increase in cash	1,757	21,565
Cash and restricted cash, beginning of year	79,140	59,134
Cash and restricted cash, end of period	$80,897	$80,699
Supplemental information
Non-cash additions to property, plant and equipment	$1,265	$690
Dividend equivalents declared not paid	433	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

						Total
						Shareholders'
				Accumulated		Equity
			Additional	Other		Attributable		Total
	Common Stock		Paid-in	Comprehensive	Retained	to Acushnet	Noncontrolling	Shareholders'
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Holdings Corp.	Interest	Equity
Balances at December 31, 2016	74,094	$ 74	$ 880,576	$ (90,834)	$ (53,951)	$ 735,865	$ 32,958	$ 768,823
Net income	-	-	-	-	71,130	71,130	2,538	73,668
Other comprehensive income	-	-	-	2,496	-	2,496	-	2,496
Stock-based compensation expense	-	-	7,901	-	-	7,901	-	7,901
Vesting of restricted common stock,
net of shares withheld for employee taxes	358	-	(903)	-	-	(903)	-	(903)
Dividend and dividend equivalents declared	-	-	-	-	(18,301)	(18,301)	-	(18,301)
Dividends declared to noncontrolling interests	-	-	-	-	-	-	(2,400)	(2,400)
Balances at June 30, 2017	74,452	$ 74	$ 887,574	$ (88,338)	$ (1,122)	$ 798,188	$ 33,096	$ 831,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Acushnet Holdings Corp. (the “Company”), its wholly owned subsidiaries and a variable interest entity (“VIE”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company.  The results of operations for the six months ended June 30, 2017 are not necessarily indicative of results to be expected for the full year ended December 31, 2017, nor were those of the comparable 2016 period representative of those actually experienced for the full year ended December 31, 2016. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2016 included in its Annual Report on Form 10-K filed with the SEC on March 30, 2017.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts of assets, liabilities, stockholders’ equity, net sales and expenses, and the disclosure of contingent assets and liabilities in its unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

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

Dividend Declarations

On May 12, 2017, the board of directors declared a dividend of $0.12 per share to shareholders on record. The dividend was paid on June 16, 2017.

On March 22, 2017, the board of directors declared a dividend of $0.12 per share to shareholders on record. The dividend was paid on April 19, 2017.

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

The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the noncontrolling entities have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of June 30, 2017 and December 31, 2016. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

Cash and Restricted Cash

Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of June 30, 2017 and December 31, 2016, the amount of restricted cash included in cash and restricted cash on the balance sheet was $3.2 million and $3.1 million, respectively.

Accounts Receivable

As of June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $9.6 million and $12.3 million, respectively.

Foreign Currency Translation and Transactions

Foreign currency transaction gains included in selling, general and administrative expense were $1.0 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively. Foreign currency transaction gains included in selling, general and administrative expense were $3.3 million and $3.9 million for the six months ended June 30, 2017 and 2016, respectively.

Recently Adopted Accounting Standards

Consolidation — Interests Held Through Related Parties

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

Compensation—Stock Compensation

In March 2016, the FASB issued ASU 2016‑09, “Compensation—Stock Compensation: Improvements to Employee Share‑Based Payment Accounting” to simplify accounting for employee share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted the provisions of this standard during the three months ended March 31, 2017. The adoption of this standard did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

Compensation—Stock Compensation—Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017‑09, “Compensation—Stock Compensation: Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, Compensation—Stock Compensation. ASU 2017‑09 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued or made available for issuance. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Compensation—Retirement Benefits

 In March 2017, the FASB issued ASU 2017‑07, “Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost.” ASU 2017‑07 requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. ASU 2017‑07 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance.The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Intangibles—Goodwill and Other—Simplifying the Test for Goodwill Impairment

 In January 2017, the FASB issued ASU 2017‑04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017‑04 removes the second step of the goodwill impairment test. Instead an entity will perform a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017‑04 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Business Combinations—Clarifying the Definition of a Business

 In January 2017, the FASB issued ASU 2017‑01, “Business Combinations: Clarifying the Definition of a Business.” ASU 2017‑01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU 2017‑01 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Revenue from Contracts with Customers

In May 2016, the FASB issued ASU 2016‑12, “Revenue from Contracts with Customers: Narrow‑Scope Improvements and Practical Expedients.” ASU 2016‑12 addresses narrow‑scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition and provides a practical expedient for contract modifications and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In March 2016, the FASB issued ASU 2016‑08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” clarifying the implementation guidance on principal versus agent considerations. In August 2015, the FASB issued ASU 2015‑14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” deferring the adoption of previously issued guidance published in May 2014, ASU 2014‑09, “Revenue from Contracts with Customers.” ASU 2014‑09 amends revenue recognition guidance and requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2016‑08 and 2015‑14 are effective for reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The new standard permits the use of either the retrospective or modified retrospective approach on adoption. While the Company continues the process of evaluating the new standard against its existing accounting policies, the Company has identified customer incentives and expanded disclosures as the primary areas that would be affected by the new guidance. Based upon the terms of the Company’s agreements and the materiality of the transactions related to customer incentives, the Company does not expect the effect of adoption to have a material impact on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016‑02, “Leases,” which will require lessees to recognize right‑of‑use assets and lease liabilities for leases which were formerly classified as operating leases. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. While the Company is still in the process of completing its analysis on the complete impact this ASU will have on its consolidated financial statements and related disclosures, it does expect the adoption of this standard will have a material impact on its consolidated financial statements.

2. Inventories

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the first‑in, first‑out inventory method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of write downs for obsolete or slow-moving inventory.

The components of inventories were as follows:

(in thousands)	June 30,	December 31,
	2017	2016

Raw materials and supplies	$52,797	$55,424
Work-in-process	24,638	21,558
Finished goods	217,501	246,307
Inventories	$294,936	$323,289

3. Product Warranty

The Company has defined warranties ranging from one to two years. Products covered by the defined warranty policies include certain Titleist golf products, FootJoy golf shoes and FootJoy golf outerwear. These product warranties generally obligate the Company to pay for the cost of replacement products, including the cost of shipping replacement products to its customers. The estimated cost of satisfying future warranty claims is accrued at the time the sale is recorded. In estimating future warranty obligations, the Company considers various factors, including its warranty policies and practices, the historical frequency of claims and the cost to replace or repair products under warranty.

The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Balance at beginning of period	$3,764	$3,595	$3,526	$3,345
Provision	1,234	1,527	2,320	2,798
Claims paid/costs incurred	(1,226)	(1,344)	(2,127)	(2,374)
Foreign currency translation	7	6	60	15
Balance at end of period	$3,779	$3,784	$3,779	$3,784

4. Related Party Transactions

Other assets includes receivables from related parties of $0.5 million and $0.9 million as of June 30, 2017 and December 31, 2016, respectively. Also, prior to its initial public offering, the Company had historically incurred interest expense payable to related parties on its outstanding convertible notes and bonds with common stock warrants. Related party interest expense totaled $7.6 million and $15.1 million for the three and six months ended June 30, 2016, respectively.

5. Debt and Financing Arrangements

The Company’s debt and capital lease obligations were as follows:

	June 30,	December 31,
(in thousands)	2017	2016

Term loan	$360,938	$370,313
Delayed draw term loan A facility	97,500	-
Revolving credit facility	75,622	42,495
Capital lease obligations	111	491
Debt issuance costs	(3,301)	(3,706)
Total	530,870	409,593
Less: short-term debt and current portion of long-term debt	99,372	61,245
Total long-term debt and capital lease obligations	$431,498	$348,348

The debt issuance costs of $3.3 million and $3.7 million as of June 30, 2017 and December 31, 2016, respectively relate to the term loan and delayed draw term loan A facility.

Senior Secured Credit Facility

On April 27, 2016, the Company entered into a senior secured credit facilities agreement arranged by Wells Fargo Bank, National Association which provides for (i) a $275.0 million multi‑currency revolving credit facility, initially including a $20.0 million letter of credit sublimit, a $25.0 million swing line sublimit, a C$25.0 million sublimit for Acushnet Canada Inc., a £20.0 million sublimit for Acushnet Europe Limited and an alternative currency sublimit of $100.0 million for borrowings in Canadian dollars, euros, pounds sterling and Japanese yen (“revolving credit facility”), (ii) a $375.0 million term loan A facility and (iii) a $100.0 million delayed draw term loan A facility. The revolving and term loan facilities mature on July 28, 2021. On August 9, 2017, the senior secured credit facilities agreement was amended to increase the letter of credit sublimit to $25.0 million, to increase the sublimit for Acushnet Canada Inc. to C$35.0 million and to increase the sublimit for Acushnet Europe Limited to £30.0 million. The credit agreement allows for the incurrence of additional term loans or increases in the revolving credit facility in an aggregate principal amount not to exceed (i) $200.0 million plus (ii) an unlimited amount so long as the net average secured leverage ratio (as defined in the credit agreement) does not exceed 2.00:1.00 on a pro forma basis. The applicable interest rate for the Canadian borrowings under the senior secured credit facility is based on the Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.25% to 2.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement. The applicable interest for the swing line sublimit is the highest of (a) Federal Funds Rate plus 0.50%, (b) the Prime Rate and (c) the one-month London Interbank Offered Rate (“LIBOR”) rate plus 1.00% plus a margin ranging from 0.25% to 1.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement. The applicable interest rate for all remaining borrowings under the senior secured credit facilities is LIBOR plus a margin ranging from 1.25% to 2.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement or the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate and (c) the one-month LIBOR rate plus 1.00% plus a margin ranging from 0.25% to 1.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement.

The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company’s leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.  As of June 30, 2017, the Company was in compliance with all covenants under the credit agreement and anticipates compliance with all covenants under the credit agreement for the foreseeable future.

A change of control is an event of default under the credit agreement which could result in the acceleration of all outstanding indebtedness and the termination of all commitments under the credit agreement and would allow the lenders under the credit agreement to enforce their rights with respect to the collateral granted. A change of control occurs if any person (other than certain permitted parties, including Fila Korea) becomes the beneficial owner of 35% or more of the outstanding common stock of the Company. On October 28, 2016, Magnus entered into a one-year term loan which is secured by a pledge on all of the Company’s common stock owned by Magnus, except for 5% of the Company’s outstanding common stock owned by Magnus that is subject to a negative pledge under Fila Korea’s credit facility, which equals 47.8% of the Company’s outstanding common stock. If Fila Korea or Magnus are unable to repay the amounts due on the term loan at maturity, the lenders of such debt can foreclose on the pledged shares of the Company’s common stock.

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

There were outstanding borrowings under the revolving credit facility of $75.6 million as of June 30, 2017 and the weighted average interest rate applicable to the outstanding borrowings was 2.73%.

6. Derivative Financial Instruments

Foreign Exchange Derivative Instruments

The Company principally uses financial instruments to reduce the impact of changes in foreign currency exchange rates. The principal derivative financial instruments the Company enters into are foreign exchange forward contracts. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.

Foreign exchange forward contracts are primarily used to hedge purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the Euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of June 30, 2017 and December 31, 2016 was $308.8 million and $371.2 million, respectively.

The counterparties to derivative contracts are major financial institutions. The credit risk of counterparties does not have a significant impact on the valuation of the Company’s derivative instruments.

The fair values of foreign exchange hedges on the consolidated balance sheets were as follows:

	Balance Sheet	June 30,	December 31,
(in thousands)	Location	2017	2016

Asset derivatives	Other current assets	$3,582	$11,357
	Other noncurrent assets	1,680	5,286
Liability derivatives	Other current liabilities	3,742	1,106
	Other noncurrent liabilities	687	32

The effect of foreign exchange hedges on accumulated other comprehensive income (loss) and the consolidated statements of operations was as follows:

	Gain (Loss) Recognized in
	Other Comprehensive Income (Loss)
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Type of hedge
Cash flow	$425	$(12,136)	$(11,320)	$(23,625)
	$425	$(12,136)	$(11,320)	$(23,625)

	Gain (Loss) Recognized in
	Statement of Operations
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016

Location of gain (loss) in statement of operations
Cost of goods sold	$1,284	$2,846	$3,095	$7,757
Selling, general and administrative expense	(30)	(952)	(1,616)	(2,707)
	$1,254	$1,894	$1,479	$5,050

Gains and losses on derivatives designated as cash flow hedges are reclassified from other comprehensive income (loss) to cost of goods sold at the time that the forecasted transaction impacts the income statement. Based on the current valuation, the Company expects to reclassify a net loss of $1.3 million from accumulated other comprehensive income (loss) into cost of goods sold during the next 12 months.

Undesignated Foreign Exchange Derivative Instruments

The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities which do not qualify as hedging instruments under U.S. GAAP. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense, together with the re-measurement gain or loss from the hedged asset or liability. The gross U.S. dollar equivalent notional amount of all outstanding foreign exchange forward contracts not designated under hedge accounting was $1.7 million as of June 30, 2017. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2016.

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of
	June 30, 2017 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location

Assets
Rabbi trust	$6,994	$-	$-	Other current assets
Foreign exchange derivative instruments	-	3,582	-	Other current assets
Rabbi trust	5,408	-	-	Other noncurrent assets
Deferred compensation program assets	1,884	-	-	Other noncurrent assets
Foreign exchange derivative instruments	-	1,680	-	Other noncurrent assets
Total assets	$14,286	$5,262	$-
Liabilities
Foreign exchange derivative instruments	$-	$3,784	$-	Other current liabilities
Deferred compensation program liabilities	1,884	-	-	Other noncurrent liabilities
Foreign exchange derivative instruments	-	687	-	Other noncurrent liabilities
Total liabilities	$1,884	$4,471	$-

	Fair Value Measurements as of
	December 31, 2016 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location

Assets
Rabbi trust	$6,994	$-	$-	Other current assets
Foreign exchange derivative instruments	-	11,357	-	Other current assets
Rabbi trust	5,248	-	-	Other noncurrent assets
Deferred compensation program assets	1,846	-	-	Other noncurrent assets
Foreign exchange derivative instruments	-	5,286	-	Other noncurrent assets
Total assets	$14,088	$16,643	$-
Liabilities
Foreign exchange derivative instruments	$-	$1,106	$-	Other current liabilities
Deferred compensation program liabilities	1,846	-	-	Other noncurrent liabilities
Foreign exchange derivative instruments	-	32	-	Other noncurrent liabilities
Total liabilities	$1,846	$1,138	$-

During the six months ended June 30, 2017 and the year ended December 31, 2016,  there were no transfers between Level 1, Level 2 and Level 3.

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

Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to hedge currency fluctuations for transactions denominated in a foreign currency (Note 6). The Company uses the mid‑price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.

8. Pension and Other Postretirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
(in thousands)	2017	2016	2017	2016

Components of net periodic benefit cost
Service cost	$2,184	$2,456	$243	$250
Interest cost	2,934	3,122	183	212
Expected return on plan assets	(2,934)	(3,067)	-	-
Settlement expense	185	-	-	-
Amortization of net (gain) loss	258	122	(135)	(174)
Amortization of prior service cost (credit)	43	43	(27)	(42)
Net periodic benefit cost	$2,670	$2,676	$264	$246

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
(in thousands)	2017	2016	2017	2016

Components of net periodic benefit cost
Service cost	$4,521	$4,909	$478	$500
Interest cost	5,952	6,293	357	423
Expected return on plan assets	(5,947)	(6,206)	-	-
Settlement expense	316	-	-	-
Amortization of net (gain) loss	297	247	(301)	(348)
Amortization of prior service cost (credit)	87	87	(68)	(84)
Net periodic benefit cost	$5,226	$5,330	$466	$491

9. Income Taxes

Income tax expense decreased by $3.7 million, to $18.2 million for the three months ended June 30, 2017 compared to $21.9 million for the three months ended June 30, 2016. The Company’s effective tax rate (“ETR”) was 34.9% for the three months ended June 30, 2017, compared to 44.4% for the three months ended June 30, 2016.  The decrease in ETR was primarily driven by a reduction in non-cash fair value losses on common stock warrants, which are not tax effected, a decrease in non-deductible transaction costs and changes to the geographic mix of earnings.

Income tax expense increased by $2.0 million, to $40.7 million for the six months ended June 30, 2017 compared to $38.7 million for the six months ended June 30, 2016. The Company’s ETR was 35.6% for the six months ended June 30, 2017, compared to 42.4% for the six months ended June 30, 2016. The decrease in ETR was primarily driven by a reduction in non-cash fair value losses on common stock warrants, which are not tax effected, a decrease in non-deductible transaction costs, offset by incremental tax expense associated with the settlement of vested restricted stock units and changes to the geographic mix of earnings.

10. Equity Incentive Plans

Restricted Stock and Performance Stock Units

On January 22, 2016, the Company’s board of directors adopted the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”) pursuant to which the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other stock-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. Each share issued with respect to RSUs and PSUs granted under the 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. All RSUs and PSUs granted under the 2015 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares vest. As of June 30, 2017, a total of 4,602,126 authorized shares of the Company’s common stock remain available for issuance under the 2015 Plan.

A summary of the Company’s RSUs and PSUs as of June 30, 2017 and changes during the six months then ended is presented below:

		Weighted-
	Number	Average
	of	Fair
	RSUs and PSUs	Value

Outstanding at December 31, 2016	2,459,166	$20.40
Granted	183,086	18.47
Vested	(409,846)	20.40
Forfeited	(194,070)	20.45
Outstanding at June 30, 2017	2,038,336	$20.22

RSUs settled during the first quarter of 2017, resulted in the issuance of 409,846 shares of common stock, of which 51,467 shares of common stock were delivered to the Company as payment by employees in lieu of cash to satisfy tax withholding obligations. As of June 30, 2017 no PSUs have vested.

On June 12, 2017, the Company’s board of directors approved two grants of RSUs to members of the board of directors. The first grant vests on the one-year anniversary of the Company’s IPO, subject to continued service on the board of directors through  the vesting date. The initial fair value of the first grant was estimated at $0.5 million.The second grant vests on the earlier of June 12, 2018 or the next annual stockholders’ meeting, subject to continued service on the board of directors through the vesting date.  The initial fair value of the second grant was estimated at $0.8 million.

The compensation expense recorded for the six months ended June 30, 2017 related to the PSUs was based on the Company’s best estimate of the three-year cumulative Adjusted EBITDA forecast as of June 30, 2017. The Company reassesses the estimate of the three‑year cumulative Adjusted EBITDA forecast at the end of each reporting period. The Company recorded compensation expense for the RSUs and PSUs of $2.3 million and $1.8 million, respectively, during the three months ended June 30, 2017. The Company recorded compensation expense for the RSUs and PSUs of $0.6 million and $0.4 million, respectively, during the three months ended June 30, 2016. The Company recorded compensation expense for the RSUs and PSUs of $4.4 million and $3.5 million, respectively, during the six months ended June 30, 2017. The Company recorded compensation expense for the RSUs and PSUs of $0.6 million and $0.4 million, respectively, during the six months ended June 30, 2016.

The remaining unrecognized compensation expense related to non‑vested RSUs and non‑vested PSUs granted was $12.7 million and $10.3 million, respectively, as of June 30, 2017 and is expected to be recognized over the related weighted average period of 1.5 years.

Equity Appreciation Rights

During the first quarter of 2017, the Company’s outstanding equity appreciation rights (“EAR”) liability was settled in full by a cash payment to the participants. The Company’s liability related to the EAR Plan was $151.5 million as of December 31, 2016 and was recorded within accrued compensation and benefits on the consolidated balance sheet.

11. Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax consists of foreign currency translation adjustments, unrealized gains and losses from foreign exchange derivative instruments designated as cash flow hedges (Note 6), unrealized gains and losses from available‑for‑sale securities and pension and other postretirement adjustments (Note 8).

The components of and changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses)	Pension and	Accumulated
	Currency	Foreign Exchange	on Available-	Other	Other
	Translation	Derivative	for-Sale	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Securities	Adjustments	Loss

Balances at December 31, 2016	$(84,675)	$10,535	$1,536	$(18,230)	$(90,834)
Other comprehensive income (loss) before reclassifications	12,798	(11,320)	24	(173)	1,329
Amounts reclassified from accumulated other comprehensive loss	-	(3,095)	-	331	(2,764)
Tax benefit (expense)	-	3,898	(9)	42	3,931
Balances at June 30, 2017	$(71,877)	$18	$1,551	$(18,030)	$(88,338)

12. Net Income per Common Share

The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2017	2016	2017	2016

Net income attributable to Acushnet Holdings Corp.	$33,016	$27,055	$71,130	$50,717
Less: dividends earned by preferred shareholders	-	(3,418)	-	(6,855)
Less: allocation of undistributed earnings to preferred shareholders	-	(10,192)	-	(18,913)
Net income attributable to common stockholders - basic	33,016	13,445	71,130	24,949
Adjustments to net income for dilutive securities	-	8,055	-	15,432
Net income attributable to common stockholders - diluted	$33,016	$21,500	$71,130	$40,381

Weighted average number of common shares:
Basic	74,451,977	21,821,256	74,337,013	21,821,256
Diluted	74,581,269	54,450,380	74,409,050	54,447,260
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.44	$0.62	$0.96	$1.14
Diluted	$0.44	$0.39	$0.96	$0.74

Net income per common share attributable to Acushnet Holdings Corp. for the three and six months ended June 30, 2016 was calculated under the two-class method. For the three and six months ended June 30, 2017, there were no outstanding securities requiring use of the two-class method.

The Company’s potential dilutive securities for the three and six months ended June 30, 2017, include RSUs and PSUs. For the three and six months ended June 30, 2016, the Company’s potential dilutive securities included Series A preferred stock, warrants to purchase common stock and convertible notes.

For the six months ended June 30, 2017, there were no securities excluded from the calculation of diluted weighted‑average common shares outstanding. For the six months ended June 30, 2016, the following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

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

The CODM primarily evaluates performance using segment operating income. Segment operating income includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net; gains and losses on the fair value of common stock warrants; transaction fees and other non‑operating gains and losses as the Company does not allocate these to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.

Results shown for the three and six months ended June 30, 2017 and 2016 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales
Titleist golf balls	$154,959	$165,876	$289,151	$296,249
Titleist golf clubs	93,337	118,337	195,279	233,829
Titleist golf gear	47,300	44,782	89,690	84,334
FootJoy golf wear	112,499	119,400	254,740	264,030
Other	19,893	14,866	32,743	24,754
Total net sales	$427,988	$463,261	$861,603	$903,196

Segment operating income
Titleist golf balls	$30,972	$36,854	$52,052	$52,353
Titleist golf clubs	4,638	15,827	16,002	35,409
Titleist golf gear	10,276	9,160	17,568	14,616
FootJoy golf wear	5,528	6,111	26,631	25,766
Other	5,115	2,666	7,942	3,849
Total segment operating income	56,529	70,618	120,195	131,993
Reconciling items:
Interest expense, net	(4,901)	(14,563)	(7,823)	(28,404)
Loss on fair value of common stock warrants	-	(4,233)	-	(6,112)
Transaction fees	(52)	(5,264)	(146)	(8,965)
Other	669	2,861	2,134	2,868
Total income before income tax	$52,245	$49,419	$114,360	$91,380

14. Commitments and Contingencies

Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of June 30, 2017.

Purchase obligations by the Company as of June 30, 2017 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2017	2018	2019	2020	2021	Thereafter

Purchase obligations	$133,305	$25,494	$4,245	$2,397	$1,814	$3,327

Contingencies

In connection with the Company’s acquisition of Acushnet Company, Beam indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of June 30, 2017, the Company’s estimate of its receivable for these indemnifications is $8.7 million, of which $0.3 million is recorded in other current assets and $8.4 million is recorded in other noncurrent assets on the consolidated balance sheet.

Litigation

Beam

A dispute has arisen between Acushnet Company and Beam with respect to approximately $16.6 million of value-added tax (“VAT”) trade receivables. These receivables were reflected on Acushnet Company’s consolidated balance sheet at the time of the Company’s acquisition of Acushnet Company. Acushnet Company believes that these VAT trade receivables are assets of the Company; Beam claims that these are tax credits or refunds from the period prior to the acquisition of Acushnet Company which are payable to Beam, pursuant to the terms of the Stock Purchase Agreement that covers the sale of the stock of Acushnet Company. Beam has withheld payments in this amount which the Company believes are payable to Acushnet Company in reimbursement of certain other tax liabilities which existed prior to the acquisition of Acushnet Company. On March 27, 2012, Acushnet Company filed a complaint seeking reimbursement of these funds in the Commonwealth of Massachusetts Superior Court Department, Business Litigation Section. Each party filed Motions for Summary Judgment, which motions were denied by the Court on July 29, 2015. Trial was conducted in early June, 2016.  On June 21, 2016, the Court ruled that Beam had a contractual right to the VAT trade receivables actually collected from Acushnet Company's customers prior to the closing of the Company's acquisition of Acushnet Company, but that Beam should pay $972,288 plus pre-judgment interest of $494,859 to the Company to compensate for amounts Beam withheld, but which were not collected from Acushnet Company's customers. The Company recorded the total value of the judgment as other (income) expense, net on the consolidated statement of operations for the year ended December 31, 2016. Acushnet believes that the Court erred in its ruling and filed a Notice of Appeal on July 20, 2016. The related briefing closed on April 28, 2017. Oral arguments before the Commonwealth of Massachusetts Appeals Court are expected to be held in September 2017.

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

15. Subsequent Events

Dividend Declaration

On August 11, 2017, the board of directors declared a dividend of $0.12 per share to shareholders on record as of September 1, 2017, payable on September 15, 2017.

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

Our net sales are diversified by both product category and mix as well as geography. Our product categories include golf balls, golf clubs, wedges and putters, golf shoes, golf gloves, golf gear and golf outerwear and apparel. Our product portfolio contains a favorable mix of consumable products, which we consider to be golf balls and golf gloves, and more durable products, which we consider to be golf clubs, golf shoes, golf gear and golf outerwear and apparel.  Our net sales are also diversified by geography with a substantial majority of our net sales generated in five countries: the United States, Japan, Korea, the United Kingdom and Canada.

The following are financial highlights for the six months ended June 30, 2017 and 2016:

	Six months ended
	June 30,
	2017	2016

Net sales	$861,603	$903,196
Net income attributable to Acushnet Holdings Corp.	$71,130	$50,717
Adjusted EBITDA	$150,284	$162,272

We have the following reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear; and FootJoy golf wear.

Key Factors Affecting Our Results of Operations

There have been no material changes to the key factors affecting our results of operations as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Key Performance Measures

We use various financial metrics to measure and evaluate our business, including, among others: (i) net sales on a constant currency basis, (ii) Adjusted EBITDA on a consolidated basis, (iii) Adjusted EBITDA margin on a consolidated basis and (iv) segment operating income.

Since 48% and 47% of our net sales for the six months ended June 30, 2017 and 2016, respectively, were generated outside of the United States, we use net sales on a constant currency basis to evaluate the sales performance of our business in period over period comparisons and for forecasting our business going forward. Constant currency information allows us to estimate what our sales performance would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency sales and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. This constant currency information should not be considered in isolation or as a substitute for any measure derived in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Our presentation of constant currency information may not be consistent with the manner in which similar measures are derived or used by other companies.

We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in the credit agreement, dated as of April 27, 2016, among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc. (the “Canadian Borrower”), Acushnet Europe Limited (the “UK Borrower”) and Wells Fargo Bank, National Association, as the administrative agent, L/C issuer and swing line lender (our “credit agreement”). Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. adjusted for income tax expense, interest expense, depreciation and amortization, the expenses relating to the Acushnet Company Equity Appreciation Rights Plan, as amended (the “EAR Plan”), share-based compensation expense, a one-time executive bonus, restructuring charges, certain transaction fees, indemnification expense (income) from Beam, (gains) losses on the fair value of our common stock warrants, certain other non-cash (gains) losses, net, and the net income relating to noncontrolling interests in our FootJoy golf shoe joint venture. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp., as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations.”

We also use Adjusted EBITDA margin, which measures our Adjusted EBITDA as a percentage of net sales, because our management uses it to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA margin as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. By presenting Adjusted EBITDA margin, we provide a basis for comparison of our business operations between different periods by excluding items that we do not believe are indicative of our core operating performance. Adjusted EBITDA margin is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to any measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under

U.S. GAAP. Our definition and calculation of Adjusted EBITDA margin is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.

Lastly, we use segment operating income to evaluate and assess the performance of each of our reportable segments and to make budgeting decisions.

Components of Results of Operations

There have been no material changes to the components of results of operations as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales	$427,988	$463,261	$861,603	$903,196
Cost of goods sold	205,079	225,301	412,279	439,367
Gross profit	222,909	237,960	449,324	463,829
Operating expenses:
Selling, general and administrative	151,808	158,121	299,806	313,439
Research and development	12,092	11,693	24,599	22,823
Intangible amortization	1,624	1,654	3,246	3,303
Restructuring charges	—	55	—	642
Income from operations	57,385	66,437	121,673	123,622
Interest expense, net	4,901	14,563	7,823	28,404
Other (income) expense, net	239	2,455	(510)	3,838
Income before income taxes	52,245	49,419	114,360	91,380
Income tax expense	18,207	21,941	40,692	38,710
Net income	34,038	27,478	73,668	52,670
Less: Net income attributable to noncontrolling interests	(1,022)	(423)	(2,538)	(1,953)
Net income attributable to Acushnet Holdings Corp.	$33,016	$27,055	$71,130	$50,717

Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$33,016	$27,055	$71,130	$50,717
Income tax expense	18,207	21,941	40,692	38,710
Interest expense, net	4,901	14,563	7,823	28,404
Depreciation and amortization	10,292	10,282	20,453	20,552
Shared-based compensation(a)	4,054	964	7,901	964
One-time executive bonus(b)	—	—	—	7,500
Restructuring charges(c)	—	55	—	642
Transaction fees(d)	52	5,264	146	8,965
Beam indemnification expense (income)(e)	290	9	197	(485)
Losses on the fair value of our common stock warrants(f)	—	4,233	—	6,112
Other non-cash gains, net	(12)	(293)	(596)	(295)
Nonrecurring income(g)	—	(1,467)	—	(1,467)
Net income attributable to noncontrolling interests(h)	1,022	423	2,538	1,953
Adjusted EBITDA	$71,822	$83,029	$150,284	$162,272
Adjusted EBITDA margin	16.8%	17.9%	17.4%	18.0%

(a)	Reflects compensation expense with respect to equity-based grants under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan.

(b)	In the first quarter of 2016, our President and Chief Executive Officer was awarded a cash bonus in the amount of $7.5 million as consideration for past performance.
(c)	Reflects restructuring charges incurred in connection with the reorganization of certain of our operations in 2016.
(d)

For the three and six months ended June 30, 2017, reflects legal fees incurred relating to a dispute arising from the indemnification obligations owed to us by Beam in connection with the Acquisition.  For the three and six months ended June 30, 2016, reflects certain fees and expenses we incurred in connection with our initial public offering as well as legal fees incurred relating to a dispute arising from the indemnification obligations owed to us by Beam in connection with the Acquisition.

(e)	Reflects the non-cash charges related to the indemnification obligations owed to us by Beam that are included when calculating net income (loss) attributable to the Company.
(f)	Fila Korea exercised all of our outstanding common stock warrants in July 2016 and we used the proceeds from such exercise to redeem all of our outstanding 7.5% bonds due 2021 (the “7.5% bonds”).
(g)	Reflects legal judgment in favor of us associated with the Beam value-added tax dispute in other (income) expense.
(h)	Reflects the net income attributable to the interest that we do not own in our FootJoy golf shoe joint venture.

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Net Sales

Net sales decreased by $35.3 million, or 7.6%, to $428.0 million for the three months ended June 30, 2017 compared to $463.3 million for the three months ended June 30, 2016. On a constant currency basis, net sales would have decreased by $30.6 million, or 6.6%, to $432.7 million. The decrease in net sales on a constant currency basis was due to a decrease of $24.0 million in net sales of Titleist golf clubs driven by lower volumes across all product categories, a decrease of $9.2 million of Titleist golf balls due to lower sales volumes and a $4.8 million decrease in FootJoy golf wear primarily due to a sales volume decrease in footwear. This net sales decrease was slightly offset by an increase of $2.8 million in net sales of Titleist golf gear. The remaining change in net sales was due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$154,959	$165,876	$(10,917)	(6.6)%	$(9,238)	(5.6)%
Titleist golf clubs	93,337	118,337	(25,000)	(21.1)%	(24,031)	(20.3)%
Titleist golf gear	47,300	44,782	2,518	5.6%	2,840	6.3%
FootJoy golf wear	112,499	119,400	(6,901)	(5.8)%	(4,840)	(4.1)%

For further discussion of each reportable segment’s results, see “—Segment Results—Titleist Golf Balls Segment,” “—Segment Results—Titleist Golf Clubs Segment,” “—Segment Results—Titleist Golf Gear Segment” and “—Segment Results—FootJoy Golf Wear Segment” results below.

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
United States	$224,175	$244,930	$(20,755)	(8.5)%	$(20,755)	(8.5)%
EMEA	57,878	64,341	(6,463)	(10.0)%	(2,188)	(3.4)%
Japan	44,424	52,248	(7,824)	(15.0)%	(7,026)	(13.4)%
Korea	55,970	50,561	5,409	10.7%	3,788	7.5%
Rest of world	45,541	51,181	(5,640)	(11.0)%	(4,426)	(8.6)%
Total sales	$427,988	$463,261	$(35,273)	(7.6)%	$(30,607)	(6.6)%

Net sales in the United States decreased by $20.8 million, or 8.5%, to $224.2 million for the three months ended June 30, 2017 compared to $244.9 million for the three months ended June 30, 2016. This decrease in net sales in the United States was due to a decrease of $10.7 million in net sales of Titleist golf clubs, a decrease of $7.9 million in net sales of Titleist golf balls and a decrease of $3.4 million in net sales of FootJoy golf wear, slightly offset by an increase of $1.2 million in net sales of Titleist golf gear.  Net sales in the United States were impacted by a reduced store count as a result of the retail channel disruptions in 2016 as well as unfavorable weather conditions which negatively impacted both rounds of play and golf club fitting and trial activities.

Our sales in regions outside of the United States decreased by $14.5 million, or 6.6%, to $203.8 million for the three months ended June 30, 2017 compared to $218.3 million for the three months ended June 30, 2016. On a constant currency basis, net sales in such regions would have decreased by $9.9 million, or 4.5%, to $208.4 million, driven by a decrease of $13.3 million in net sales of Titleist golf clubs, a decrease of $1.5 million in net sales of FootJoy golf wear, and a decrease of $1.3 million in net sales of Titleist golf balls, slightly offset by an increase of $1.6 million in net sales of Titleist golf gear. The remaining change in net sales was due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Gross Profit

Gross profit decreased by $15.1 million to $222.9 million for the three months ended June 30, 2017 compared to $238.0 million for the three months ended June 30, 2016. Gross margin increased to 52.1% for the three months ended June 30, 2017 compared to 51.4% for the three months ended June 30, 2016. The decrease in gross profit was largely driven by a $10.9 million decrease in gross profit in Titleist golf clubs, a decrease of $8.1 million in Titleist golf balls and a decrease of $1.3 million in FootJoy golf wear, slightly offset by an increase of $1.3 million in Titleist golf gear. The remaining change in gross profit was due to sales volume growth in products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments. The increase in gross margin was primarily driven by higher average selling prices in Titleist golf clubs and a favorable mix shift in the FootJoy footwear category.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $6.3 million to $151.8 million for the three months ended June 30, 2017 compared to $158.1 million for the three months ended June 30, 2016. This decrease was primarily attributable to $5.2 million in transaction costs related to our initial public offering recorded in the second quarter of 2016, a decrease of $3.6 million in advertising and professional tour costs and a decrease of $2.6 million in bad debt expense.  This was partially offset by an increase of $2.8 million in share-based compensation and an increase of $2.4 million due to higher consulting, legal and administrative costs. Changes in foreign currency exchange rates had a favorable impact of $1.1 million.

Research and Development

R&D expenses increased by $0.4 million to $12.1 million for the three months ended June 30, 2017 compared to $11.7 million for the three months ended June 30, 2016. This increase was mainly attributable to additional costs to support new product introductions and employee-related costs, including share-based compensation. As a percentage of consolidated net sales, R&D expenses were 2.8%, up from 2.5% for the three months ended June 30, 2016.

Intangible Amortization

Intangible amortization expenses were $1.6 million for the three months ended June 30, 2017, compared to $1.7 million for the three months ended June 30, 2016.

Restructuring Charges

There were no restructuring charges for the three months ended June 30, 2017 compared to $0.1 million restructuring changes for the three months ended June 30, 2016.

Interest Expense, net

Interest expense decreased by $9.7 million to $4.9 million for the three months ended June 30, 2017 compared to $14.6 million for the three months ended June 30, 2016. This decrease was primarily due to lower average outstanding borrowings during the three months ended June 30, 2017 as a result of the conversion of our 7.5% convertible notes to common shares prior to the closing of our initial public offering and the redemption of $34.5 million of the principal of our outstanding 7.5% bonds using the proceeds of the exercise of a portion of our outstanding common stock warrants in July 2016. In addition, the average interest rate on outstanding borrowings was lower during the three months ended June 30, 2017.

Other (Income) Expense, net

Other (income) expense, net decreased by $2.3 million to other expense of $0.2 million for the three months ended June 30, 2017 compared to other expense of $2.5 million for the three months ended June 30, 2016. This change was primarily due to a loss recognized on the fair value of the common stock warrants of $4.2 million offset in part by income related to a $1.5 million increase in the receivable for tax indemnifications during the three months ended June 30, 2016.  The warrants were fully exercised in July 2016 and no warrants were outstanding during the three months ended June 30, 2017.

Income Tax Expense

Income tax expense decreased by $3.7 million to $18.2 million for the three months ended June 30, 2017 compared to $21.9 million for the three months ended June 30, 2016. Our effective tax rate (“ETR”) was 34.9% for the three months ended June 30, 2017, compared to 44.4% for the three months ended June 30, 2016. The decrease in ETR was primarily driven by a reduction in non-cash fair value losses on common stock warrants, which are not tax effected, a decrease in non-deductible transaction costs and changes to the geographic mix of earnings.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $5.9 million to $33.0 million for the three months ended June 30, 2017 compared to $27.1 million for the three months ended June 30, 2016 primarily as a result of lower interest expense and lower other expense, partially offset by lower income from operations, as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA decreased by $11.2 million to $71.8 million for the three months ended June 30, 2017 compared to $83.0 million for the three months ended June 30, 2016. Adjusted EBITDA margin decreased to 16.8% for the three months ended June 30, 2017 compared to 17.9% for the three months ended June 30, 2016.

Segment Results

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$154,959	$165,876	$(10,917)	(6.6)%	$(9,238)	(5.6)%
Titleist golf clubs	93,337	118,337	(25,000)	(21.1)%	(24,031)	(20.3)%
Titleist golf gear	47,300	44,782	2,518	5.6%	2,840	6.3%
FootJoy golf wear	112,499	119,400	(6,901)	(5.8)%	(4,840)	(4.1)%

Segment operating income by reportable segment is summarized as follows:

	Three months ended
	June 30,		Increase/(Decrease)
	2017	2016	$ change	% change
	(in thousands)
Segment operating income(1)
Titleist golf balls	$30,972	$36,854	$(5,882)	(16.0)%
Titleist golf clubs	4,638	15,827	(11,189)	(70.7)%
Titleist golf gear	10,276	9,160	1,116	12.2%
FootJoy golf wear	5,528	6,111	(583)	(9.5)%

(1)	Transaction fees, restructuring charges and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income.

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment decreased by $10.9 million, or 6.6%, to $155.0 million for the three months ended June 30, 2017 compared to $165.9 million for the three months ended June 30, 2016. On a constant currency basis, net sales in our Titleist golf balls segment would have decreased by $9.2 million, or 5.6%, to $156.7 million. This decrease was primarily driven by a sales volume decline in both the ProV1 franchise models and performance models.  In the United States, sales volumes were impacted by a reduced store count as a result of the retail channel disruptions in 2016 as well as unfavorable weather conditions which negatively impacted rounds of play, as well as increased competitive promotional activity in the marketplace.

Titleist golf balls segment operating income decreased by $5.9 million, or 16.0%, to $31.0 million for the three months ended June 30, 2017 compared to $36.9 million for the three months ended June 30, 2016, primarily due to a decrease in gross profit of $8.1 million which was partially offset by lower operating expenses.  The decrease in gross profit was primarily due to a decline in sales volumes as discussed above and higher material costs.  Lower operating expenses were primarily due to decreases of $2.4 million in advertising and promotional expenses and $1.0 million in bad debt expense, and were offset in part by a $1.1 million increase in the segment allocation of consulting, legal and administrative costs.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment decreased by $25.0 million, or 21.1%, to $93.3 million for the three months ended June 30, 2017 compared to $118.3 million for the three months ended June 30, 2016. On a constant currency basis, net sales in our Titleist golf clubs segment would have decreased by $24.0 million, or 20.3%, to $94.3 million. This decrease was due to lower sales volumes, primarily in our iron series, Scotty Cameron Select putters and Vokey Design wedges which were in the second year of the two-year product life cycle.  This decrease was partially offset by an increase in average selling prices across all product categories, in particular the new 917 model drivers and fairways.  In the United States, sales volumes were impacted by a reduced store count as a result of the retail channel disruptions in 2016 as well as unfavorable weather conditions which negatively impacted golf club fitting and trial activities.

Titleist golf clubs segment operating income decreased by $11.2 million, or 70.7%, to $4.6 million for the three months ended June 30, 2017 compared to $15.8 million for the three months ended June 30, 2016. This decrease was primarily driven by a $10.9 million decrease in gross profit primarily due to the sales decline discussed above, partially offset by a higher gross margin.  The increase in gross margin was driven by increases in average selling prices as discussed above.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $2.5 million, or 5.6%, to $47.3 million for the three months ended June 30, 2017 compared to $44.8 million for the three months ended June 30, 2016. On a constant currency basis, net sales in our Titleist golf gear segment would have increased by $2.8 million, or 6.3%, to $47.6 million. This increase was primarily due to higher average selling prices across all categories of the gear business.

Titleist golf gear segment operating income increased by $1.1 million, or 12.2%, to $10.3 million for the three months ended June 30, 2017 compared to $9.2 million for the three months ended June 30, 2016. This increase was largely driven by higher gross profit on the increased sales as discussed above.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment decreased by $6.9 million, or 5.8%, to $112.5 million for the three months ended June 30, 2017 compared to $119.4 million for the three months ended June 30, 2016. On a constant currency basis, net sales in our FootJoy golf wear segment would have decreased by $4.8 million, or 4.1%, to $114.6 million. This decrease was primarily due to a sales volume decline in our footwear and glove categories.

FootJoy golf wear segment operating income decreased by $0.6 million, or 9.5%, to $5.5 million for the three months ended June 30, 2017 compared to $6.1 million for the three months ended June 30, 2016. Gross profit was lower due to the sales decline discussed above. This was largely offset by a favorable mix shift in the footwear category resulting in a higher gross margin.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Net Sales

Net sales decreased by $41.6 million, or 4.6%, to $861.6 million for the six months ended June 30, 2017 compared to $903.2 million for the six months ended June 30, 2016. On a constant currency basis, net sales would have decreased by $34.2 million, or 3.8%, to $869.0 million. The decrease in net sales on a constant currency basis was due to a decrease of $36.5 million in net sales of Titleist golf clubs driven by lower volumes of wedges and irons which were in the second year of the two-year product life cycle, a $5.4 million decrease in FootJoy golf wear primarily due to volume decline in footwear and a decrease of $5.1 million of Titleist golf balls due to a sales volume decrease of our performance golf ball models, which were in the second year of the two-year product life cycle. These net sales decreases were partially offset by an increase of $5.6 million in net sales of Titleist golf gear. The remaining change in net sales was due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Net sales by reportable segment is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$289,151	$296,249	$(7,098)	(2.4)%	$(5,142)	(1.7)%
Titleist golf clubs	195,279	233,829	(38,550)	(16.5)%	(36,539)	(15.6)%
Titleist golf gear	89,690	84,334	5,356	6.4%	5,615	6.7%
FootJoy golf wear	254,740	264,030	(9,290)	(3.5)%	(5,358)	(2.0)%

For further discussion of each reportable segment’s results, see “—Segment Results—Titleist Golf Balls Segment,” “—Segment Results—Titleist Golf Clubs Segment,” “—Segment Results—Titleist Golf Gear Segment” and “—Segment Results—FootJoy Golf Wear Segment” results below.

Net sales information by region is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
United States	$447,289	$474,946	$(27,657)	(5.8)%	$(27,657)	(5.8)%
EMEA	125,887	137,656	(11,769)	(8.5)%	(1,617)	(1.2)%
Japan	94,477	107,574	(13,097)	(12.2)%	(12,894)	(12.0)%
Korea	105,852	89,112	16,740	18.8%	13,093	14.7%
Rest of world	88,098	93,908	(5,810)	(6.2)%	(5,091)	(5.4)%
Total sales	$861,603	$903,196	$(41,593)	(4.6)%	$(34,166)	(3.8)%

Net sales in the United States decreased by $27.7 million, or 5.8%, to $447.3 million for the six months ended June 30, 2017 compared to $474.9 million for the six months ended June 30, 2016. This decrease in net sales in the United States was due to a decrease of $16.9 million in net sales of Titleist golf clubs, a decrease of $6.7 million in net sales of FootJoy golf wear and a decrease of $5.8 million in net sales of Titleist golf balls, slightly offset by an increase of $1.8 million in net sales of Titleist golf gear. Net sales in the United States were impacted by a reduced store count as a result of the retail channel disruptions in 2016 as well as unfavorable weather conditions which negatively impacted both rounds of play and golf club fitting and trial activities.

Our sales in regions outside of the United States decreased by $14.0 million, or 3.3%, to $414.3 million for the six months ended June 30, 2017 compared to $428.3 million for the six months ended June 30, 2016. On a constant currency basis, net sales in such regions would have decreased by $6.5 million, or 1.5%, to $421.8 million, driven by a decrease of $19.6 million in net sales of Titleist golf clubs, partially offset by an increase of $3.8 million in net sales of Titleist golf gear and an increase of $1.3 million in net sales of FootJoy golf wear. The remaining increase in net sales was primarily due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Gross Profit

Gross profit decreased by $14.5 million to $449.3 million for the six months ended June 30, 2017 compared to $463.8 million for the six months ended June 30, 2016. Gross margin increased to 52.1% for the six months ended June 30, 2017 compared to 51.4% for the six months ended June 30, 2016. The decrease in gross profit was largely driven by a $20.6 million decrease in gross profit in Titleist golf clubs primarily due to volume declines of irons and wedges in their second model year and lower gains on foreign currency exchange contracts compared to the six months ended June 30, 2016, partially offset by a volume increase in products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments. The increase in gross margin was driven by a favorable mix shift to the Pro V1 and Pro V1x franchise and a gross margin increase in the FootJoy golf wear segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $13.6 million to $299.8 million for the six months ended June 30, 2017 compared to $313.4 million for the six months ended June 30, 2016. This decrease was primarily attributable to $8.8 million in transaction costs related to our initial public offering recorded in the six months ended June 30, 2016, the absence of a $7.5 million one-time executive bonus recorded in the first quarter of 2016, a reduction of $8.0 million in advertising and promotion costs across all segments, a decrease of $2.2 million in professional tour costs and a $1.9 million reduction in bad debt expense. This was partially offset by an increase of $6.2 million in share-based compensation, an increase of $5.6 million due to higher consulting, legal and administrative costs and an increase of $2.5 million in selling expense related to growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments. Changes in foreign currency exchange rates had a favorable impact of $1.6 million.

Research and Development

R&D expenses increased by $1.8 million to $24.6 million for the six months ended June 30, 2017 compared to $22.8 million for the six months ended June 30, 2016. This increase was mainly attributable to additional experimental costs in the Titleist golf club segment to support new product introductions and employee-related costs, including share based compensation. As a percentage of consolidated net sales, R&D expenses were 2.9%, up from 2.5% for the six months ended June 30, 2016.

Intangible Amortization

Intangible amortization expenses were $3.2 million for the six months ended June 30, 2017, compared to $3.3 million for the six months ended June 30, 2016.

Restructuring Charges

There were no restructuring charges for the six months ended June 30, 2017 compared to $0.6 million for the six months ended June 30, 2016.

Interest Expense, net

Interest expense decreased by $20.6 million to $7.8 million for the six months ended June 30, 2017 compared to $28.4 million for the six months ended June 30, 2016. This decrease was primarily due to lower average outstanding borrowings during the six months ended June 30, 2017 as a result of the redemption of $34.5 million of the principal of our outstanding 7.5% bonds using the proceeds of the exercise of a portion of our outstanding common stock warrants in July 2016. In addition, the average interest rate on outstanding borrowings was lower during the six months ended June 30, 2017.

Other (Income) Expense, net

Other (income) expense, net increased by $4.3 million to other income of $0.5 million for the six months ended June 30, 2017 compared to other expense of $3.8 million for the six months ended June 30, 2016. This change was primarily due to a decrease in the recognized loss on the fair value of the common stock warrants of $6.1 million for the six months ended June 30, 2016 offset in part by income related to a $1.5 million increase in the receivable for tax indemnifications during the six months ended June 30, 2016. The warrants were fully exercised in July 2016 and no warrants were outstanding during the six months ended June 30, 2017.

Income Tax Expense

Income tax expense increased by $2.0 million to $40.7 million for the six months ended June 30, 2017 compared to $38.7 million for the six months ended June 30, 2016. Our ETR was 35.6% for the six months ended June 30, 2017, compared to 42.4% for the six months ended June 30, 2016. The decrease in ETR was primarily driven by a reduction in non-cash fair value losses on common stock warrants, which are not tax effected, a decrease in non-deductible transaction costs, offset by incremental tax expense associated with the settlement of vested restricted stock units and changes to the geographic mix of earnings.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $20.4 million to $71.1 million for the six months ended June 30, 2017 compared to $50.7 million for the six months ended June 30, 2016. This change was primarily a result of lower interest expense and lower other expense as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA decreased by $12.0 million to $150.3 million for the six months ended June 30, 2017 compared to $162.3 million for the six months ended June 30, 2016. Adjusted EBITDA margin decreased to 17.4% for the six months ended June 30, 2017 compared to 18.0% for the six months ended June 30, 2016.

Segment Results

Net sales by reportable segment is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$289,151	$296,249	$(7,098)	(2.4)%	$(5,142)	(1.7)%
Titleist golf clubs	195,279	233,829	(38,550)	(16.5)%	(36,539)	(15.6)%
Titleist golf gear	89,690	84,334	5,356	6.4%	5,615	6.7%
FootJoy golf wear	254,740	264,030	(9,290)	(3.5)%	(5,358)	(2.0)%

Segment operating income by reportable segment is summarized as follows:

	Six months ended
	June 30,		Increase/(Decrease)
	2017	2016	$ change	% change
	(in thousands)
Segment operating income(1)
Titleist golf balls	$52,052	$52,353	$(301)	(0.6)%
Titleist golf clubs	16,002	35,409	(19,407)	(54.8)%
Titleist golf gear	17,568	14,616	2,952	20.2%
FootJoy golf wear	26,631	25,766	865	3.4%

(1)

Expenses relating to the EAR Plan, transactions fees and restructuring charges, and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income.

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment decreased by $7.1 million, or 2.4%, to $289.2 million for the six months ended June 30, 2017 compared to $296.2 million for the six months ended June 30, 2016. On a constant currency basis, net sales in our Titleist golf balls segment would have decreased by $5.1 million, or 1.7%, to $291.1 million. This decrease was driven by a sales volume decline of our performance and Pinnacle golf ball models which were in their second year of the two-year product life cycle and was partially offset by a sales volume increase of our newly introduced Pro V1 and Pro V1x golf balls.  In the United States, sales volumes were impacted by a reduced store count as a result of the retail channel disruptions in 2016 as well as unfavorable weather conditions which negatively impacted rounds of play, as well as increased competitive promotional activity in the marketplace.

Titleist golf balls segment operating income decreased by $0.3 million, or 0.6%, to $52.1 million for the six months ended June 30, 2017 compared to $52.4 million for the six months ended June 30, 2016. Gross profit decreased by $2.2 million on the decreased sales discussed above and was partially offset by lower operating expenses. Gross margin was favorably impacted by a golf ball mix shift to the Pro V1 and Pro V1x franchise.  Operating expenses decreased primarily due to the absence of a $2.9 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016, a $2.0 million decrease in advertising and promotion expenses and a decrease of $0.8 million in bad debt expense, partially offset by an increase of $2.5 million in the segment allocation of consulting, legal and administrative costs and an increase of $2.3 million in share-based compensation.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment decreased by $38.6 million, or 16.5%, to $195.3 million for the six months ended June 30, 2017 compared to $233.8 million for the six months ended June 30, 2016. On a constant currency basis, net sales in our Titleist golf clubs segment would have decreased by $36.5 million, or 15.6%, to $197.3 million. This decrease was primarily driven by lower sales volumes of Vokey Design wedges, our iron series and our hybrids, all of which were in their second model year.  In the United States, sales volumes were impacted by a reduced store count as a result of the retail channel disruptions in 2016 as well as unfavorable weather conditions which negatively impacted golf club fitting and trial activities.  This decrease was partially offset by an increase in average selling prices across all product categories, in particular the new 917 model drivers and fairways.

Titleist golf clubs segment operating income decreased by $19.4 million, or 54.8%, to $16.0 million for the six months ended June 30, 2017 compared to $35.4 million for the six months ended June 30, 2016. This decrease was primarily attributable to lower gross profit of $20.6 million primarily driven by decreased sales volumes as discussed above. This was slightly offset by lower operating expenses primarily due to a decrease of $3.5 million in advertising and promotional costs primarily related to product launches in the prior year and the absence of a $1.8 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016, partially offset by an increase of $1.5 million in the segment allocation of consulting, legal and administrative costs, an increase of $1.8 million in share-based compensation and an increase of $1.1 million in research and development costs.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $5.4 million, or 6.4%, to $89.7 million for the six months ended June 30, 2017 compared to $84.3 million for the six months ended June 30, 2016. On a constant currency basis, net sales in our Titleist golf gear segment would have increased by $5.6 million, or 6.7%, to $89.9 million. This increase was primarily due to higher average selling prices in all categories of the gear business and higher sales volume growth in travel gear.

Titleist golf gear segment operating income increased by $3.0 million, or 20.2%, to $17.6 million for the six months ended June 30, 2017 compared to $14.6 million for the six months ended June 30, 2016. This increase was driven by higher gross profit on the increased sales as well as higher gross margin resulting from higher average selling prices, as discussed above.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment decreased by $9.3 million, or 3.5%, to $254.7 million for the six months ended June 30, 2017 compared to $264.0 million for the six months ended June 30, 2016. On a constant currency basis, net sales in our FootJoy golf wear segment would have decreased by $5.4 million, or 2.0%, to $258.6 million. This decrease was primarily due to the sales volume decline in footwear, partially offset by a sales volume increase in apparel.

FootJoy golf wear segment operating income increased by $0.9 million, or 3.4%, to $26.6 million for the six months ended June 30, 2017 compared to $25.8 million for the six months ended June 30, 2016. This increase was attributable to lower operating expenses partially offset by lower gross profit. The lower gross profit was primarily due to the decrease in sales volumes discussed above. This was largely offset by a higher gross margin primarily resulting from a favorable mix shift in the footwear category and lower product costs in apparel. The decrease in operating expenses was driven by a decrease of $4.3 million in advertising and promotion costs and the absence of a $2.1 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016, partially offset by an increase of $1.2 million in the segment allocation of consulting, legal and administrative costs and an increase of $2.5 million in employee related costs, primarily related to share-based compensation.

Liquidity and Capital Resources

Our primary cash needs relate to working capital, capital expenditures, servicing of our debt, paying dividends and pension contributions. We expect to rely on cash flows from operations and borrowings under our revolving credit facility and local credit facilities as our primary sources of liquidity.

We made $8.8 million of capital expenditures in the six months ended June 30, 2017 and plan to make capital expenditures of approximately $17.2 million in the remainder of 2017, although the actual amount of capital expenditures may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. We expect the majority of the capital expenditures in the remainder of 2017 will be for maintenance projects.

We made $151.5 million of payments related to outstanding Equity Appreciation Rights (“EAR”) under our EAR Plan in the three months ended March 31, 2017, which we funded from borrowings under our delayed draw term loan A facility and borrowings under our revolving credit facilities.  The EAR liability was settled in full and there were no outstanding EARs on June 30, 2017.

On April 27, 2016, Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc. (“the Canadian Borrower”) and Acushnet Europe Limited (“the UK Borrower”) entered into a credit agreement with Wells Fargo Bank, National Association, as the administrative agent, L/C issuer and swing line lender and each lender from time to time party thereto, which provides for (i) a $275.0 million multi‑currency revolving credit facility, including a $20.0 million letter of credit sub‑facility, a swing line sublimit of $25.0 million, a C$25.0 million sub‑facility for borrowings by the Canadian Borrower, a £20.0 million sub‑facility for borrowings by the UK Borrower and an alternative currency sublimit of $100.0 million for borrowings in Canadian dollars, euros, pounds sterling and Japanese yen, (ii) a $375.0 million term loan A facility and (iii) a $100.0 million delayed draw term loan A facility, each of which matures on July 28, 2021. On August 9, 2017, the senior secured credit facilities agreement was amended to increase the letter of credit sublimit to $25.0 million, to increase the sublimit for Acushnet Canada Inc. to C$35.0 million and to increase the sublimit for Acushnet Europe Limited to £30.0 million. As of June 30, 2017 we had $187.6 million of availability under our revolving credit facility after giving effect to $11.8 million of outstanding letters of credit and we had $63.1 million available under our local credit facilities. See “Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Debt and Financing Arrangements” for a description of our credit facilities.

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

As of June 30, 2017, we had $77.7 million of unrestricted cash (including $14.0 million attributable to our FootJoy golf shoe joint venture). As of June 30, 2017,  97.5% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to the cash payment of additional U.S. income taxes or foreign withholding taxes, those funds could be repatriated, if necessary. At present, any additional taxes could be offset, in whole or in part, by available foreign tax credits. The amount of any taxes required to be paid and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expenses as taxes have been provided for our undistributed foreign earnings that we do not consider permanently reinvested. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated:

	Six months ended
	June 30,
	2017	2016
Cash flows provided by (used in):
Operating activities	$(89,865)	$55,487
Investing activities	(8,823)	(8,116)
Financing activities	98,569	(27,796)
Effect of foreign exchange rate changes on cash	1,876	1,990
Net increase in cash	$1,757	$21,565

Cash Flows From Operating Activities

Cash flows from operating activities consist primarily of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, share-based compensation, and the effect of changes in operating assets and liabilities. Cash provided by changes in operating assets and liabilities primarily relates to changes in accounts receivable, inventories, accounts payable and accrued expenses.

Net cash used in operating activities was $89.9 million for the six months ended June 30, 2017, compared to net cash provided by operating activities of $55.5 million for the six months ended June 30, 2016, an increase in cash used in operating activities of $145.4 million. The increase was primarily due to the payment of the outstanding balance of the EAR Plan of $151.5 million during the six months ended June 30, 2017.

Cash Flows From Investing Activities

Cash flows from investing activities relate to capital expenditures.

Net cash used in investing activities was $8.8 million for the six months ended June 30, 2017, compared to $8.1 million for the six months ended June 30, 2016.

Cash Flows From Financing Activities

Cash flows from financing activities consist primarily of the proceeds from our delayed draw term loan A facility and net borrowing under our revolving credit facility and other local credit facilities.

Net cash provided by financing activities was $98.6 million for the six months ended June 30, 2017, compared to net cash used in financing activities of $27.8 million for the six months ended June 30, 2016, an increase in cash provided by financing activities of $126.4 million. The increase was due to a net increase in borrowings of $143.9 million primarily due to borrowings of $100 million under the delayed draw term loan A facility and a net increase in aggregate borrowings under our revolving credit facility, both of which were primarily used to fund the payout of the EAR Plan.  Also contributing to the increase was the repayment of the senior term loan facility during the six months ended June 30, 2016 which reduced net cash provided by financing activities in that period.  The increase in cash provided by financing activities was offset in part by dividends paid on common stock of $17.9 million during the six months ended June 30, 2017.

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

Recently Issued Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this report for recently issued accounting standards, including the dates of adoption and estimated effects on our consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in “Notes to Unaudited Condensed Consolidated Financial Statements— Note 5— Debt and Financing Arrangements” to our unaudited condensed consolidated financial statements in this report. We currently do not engage in any interest rate hedging activity but may enter into interest rate swaps or pursue other interest rate hedging strategies in the future.

As of June 30, 2017, we had $534.2 million of outstanding indebtedness (excluding unamortized debt issuance costs), all of which was at variable interest rates. A 1.00% increase in the interest rate applied to these borrowings would have resulted in an increase of $5.6 million in our annual pre-tax interest expense.

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

The gross U.S. dollar equivalent notional amount of all foreign currency forward contracts outstanding at June 30, 2017 was $310.5 million, representing a net settlement asset of $0.8 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding at June 30, 2017, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $0.8 million would decrease by $28.7 million resulting in a net settlement liability of $27.9 million.

The sensitivity analysis described above recalculates the fair value of the foreign exchange forward contracts outstanding at June 30, 2017 by replacing the actual foreign currency exchange rates and current month forward rates at June 30, 2017 with foreign currency exchange rates and forward rates that reflect a 10% weakening of the U.S. dollar against all currencies covered by our contracts.  All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

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

Material Weakness and Status of Material Weakness Remediation

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, our management  previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not have in place an effective control environment with a sufficient number of accounting personnel with the appropriate technical training in, and experience with, U.S. GAAP to allow for a detailed review of complex accounting transactions that would identify errors in a timely manner. Further, we did not design effective control activities relating to formally documented and implemented accounting processes and procedures across business cycles, including income taxes, derivatives, certain compensation and benefits, certain revenue transactions, and functional currency, and internal communication protocols related to matters impacting income tax and benefit accounts. We also did not maintain effective segregation of duties in our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

As disclosed above under “Material Weakness and Status of Material Weakness Remediation,” there were changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10‑Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Additionally, we have engaged a large multinational public accounting firm to assist management with the Company’s internal audit activities, thereby also complying with the New York Stock Exchange requirement that each listed company have an internal audit function.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosure

None.

ITEM 5.      Other Information

On August 9, 2017, the Company entered into an amendment to its senior secured credit facilities agreement, dated as of April 27, 2016, in order to (i) increase the letter of credit sublimit from $20.0 million to $25.0 million, (ii) increase the sublimit for Acushnet Canada Inc. under the revolving credit facility from C$25.0 million to C$35.0 million, and (iii) increase the sublimit for Acushnet Europe Limited under the revolving credit facility from £20.0 million to £30.0 million.

The foregoing description of the amendment is qualified in its entirety by reference to the full text of the amendment, which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

ITEM 6.      Exhibits

The Index to Exhibits, which appears immediately following the signature page below, is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUSHNET HOLDINGS CORP.

Dated: August 11, 2017	By:	/s/ Walter Uihlein
Walter Uihlein
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2017	By:	/s/ William Burke
William Burke
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1

First Amendment to Credit Agreement, dated as of August 9, 2017, among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc., Acushnet Europe Limited, Wells Fargo Bank, National Association, as administrative agent, and the lenders, letters of credit issues and guarantor parties thereto.

10.2* 31.1

Form of Acushnet Holdings Corp. Independent Director Restricted Stock Unit Deferral Election Form

Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Instance Document

Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Labels Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

* Identifies exhibit that consists of a management contract or compensatory plan or arrangement.