Form 10-Q
period 2017-09-30
Acushnet Holdings Corp.
filed 2017-11-08
CIK 1672013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The registrant had 74,479,319 shares of common stock outstanding as of November 3, 2017.

ACUSHNET HOLDINGS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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
•

a sale, foreclosure, liquidation or other transfer of the shares of our common stock owned by Magnus Holdings Co., Ltd. (“Magnus”) as a result of the loans borrowed by Magnus which are secured by shares of our common stock (the “Magnus Loans”);

•	the ability of our controlling shareholder to control significant corporate activities, and our controlling shareholder’s interests may conflict with yours;
•	any pledge by Fila Korea Co., Ltd. (“Fila Korea”) of the common stock of Magnus;
•	the insolvency laws of Korea are different from U.S. bankruptcy laws;
•	our status as a controlled company;
•	the costs and regulatory requirements of operating as a public company;
•	our ability to maintain effective internal controls over financial reporting;
•	our ability to pay dividends;
•	dilution from future issuances or sales of our common stock;
•	anti-takeover provisions in our organizational documents; and
•	reports from securities analysts.

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

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2017	2016

Assets
Current assets
Cash and restricted cash ($15,738 and $13,811 attributable to the variable interest entity ("VIE"))	$73,191	$79,140
Accounts receivable, net	209,437	177,506
Inventories ($12,922 and $14,633 attributable to the VIE)	320,974	323,289
Other assets	70,064	84,596
Total current assets	673,666	664,531
Property, plant and equipment, net ($10,093 and $10,709 attributable to the VIE)	228,381	239,748
Goodwill ($32,312 and $32,312 attributable to the VIE)	185,092	179,241
Intangible assets, net	483,511	489,988
Deferred income taxes	104,248	130,416
Other assets ($2,674 and $2,642 attributable to the VIE)	30,662	32,247
Total assets	$1,705,560	$1,736,171
Liabilities and Equity
Current liabilities
Short-term debt	$14,327	$42,495
Current portion of long-term debt	23,750	18,750
Accounts payable ($7,428 and $10,397 attributable to the VIE)	91,085	87,608
Accrued taxes	21,623	41,962
Accrued compensation and benefits ($540 and $780 attributable to the VIE)	68,434	224,230
Accrued expenses and other liabilities ($5,980 and $4,121 attributable to the VIE)	72,131	47,063
Total current liabilities	291,350	462,108
Long-term debt and capital lease obligations	425,719	348,348
Deferred income taxes	5,893	7,452
Accrued pension and other postretirement benefits ($1,743 and $1,946 attributable to the VIE)	123,401	135,339
Other noncurrent liabilities ($4,065 and $3,368 attributable to the VIE)	16,529	14,101
Total liabilities	862,892	967,348
Commitments and contingencies (Note 14)
Shareholders' Equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 74,451,977 and 74,093,598 shares issued and outstanding	74	74
Additional paid-in capital	891,249	880,576
Accumulated other comprehensive loss, net of tax	(79,717)	(90,834)
Retained deficit	(950)	(53,951)
Total equity attributable to Acushnet Holdings Corp.	810,656	735,865
Noncontrolling interests	32,012	32,958
Total shareholders' equity	842,668	768,823
Total liabilities and shareholders' equity	$1,705,560	$1,736,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2017	2016	2017	2016

Net sales	$347,263	$339,318	$1,208,866	$1,242,514
Cost of goods sold	174,295	172,416	586,574	611,783
Gross profit	172,968	166,902	622,292	630,731
Operating expenses:
Selling, general and administrative	142,017	142,995	441,823	456,434
Research and development	11,060	12,473	35,659	35,296
Intangible amortization	1,626	1,654	4,872	4,957
Restructuring charges	-	174	-	816
Income from operations	18,265	9,606	139,938	133,228
Interest expense, net	4,040	15,672	11,863	44,076
Other (income) expense, net	103	(2,449)	(407)	1,389
Income (loss) before income taxes	14,122	(3,617)	128,482	87,763
Income tax expense	3,488	785	44,180	39,495
Net income (loss)	10,634	(4,402)	84,302	48,268
Less: Net income attributable to noncontrolling interests	(1,316)	(1,124)	(3,854)	(3,077)
Net income (loss) attributable to Acushnet Holdings Corp.	$9,318	$(5,526)	$80,448	$45,191

Net income (loss) per common share attributable to Acushnet Holdings Corp.:
Basic	$0.13	$(0.38)	$1.08	$0.89
Diluted	0.12	(0.38)	1.08	0.67
Cash dividends declared per common share:	$0.12	$-	$0.36	$-
Weighted average number of common shares:
Basic	74,451,977	23,880,191	74,375,756	22,512,577
Diluted	74,702,704	23,880,191	74,507,356	55,203,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2017	2016		2017	2016

Net income (loss)	$10,634	$(4,402)		$84,302	$48,268
Other comprehensive income (loss)
Foreign currency translation adjustments	11,173	1,943		23,971	14,124
Foreign exchange derivative instruments
Unrealized holding gains (losses) arising during period	(4,407)	(1,549)		(15,727)	(25,174)
Reclassification adjustments included in net income (loss)	1,133	583		(1,962)	(7,174)
Tax benefit (expense)	497	238		4,395	11,368
Foreign exchange derivative instruments, net	(2,777)	(728)		(13,294)	(20,980)
Available-for-sale securities
Unrealized holding gains (losses) arising during period	171	358		195	210
Tax benefit (expense)	27	(135)		18	(79)
Available-for-sale securities, net	198	223		213	131
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	239	(209)		397	964
Tax benefit (expense)	(212)	120		(170)	(6)
Pension and other postretirement benefits adjustments, net	27	(89)		227	958

Total other comprehensive income (loss)	8,621	1,349	`	11,117	(5,767)

Comprehensive income (loss)	19,255	(3,053)		95,419	42,501
Less: Comprehensive income attributable to noncontrolling interests	(1,316)	(1,124)		(3,854)	(3,077)
Comprehensive income (loss) attributable to Acushnet Holdings Corp.	$17,939	$(4,177)		$91,565	$39,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net income	$84,302	$48,268
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	30,667	30,553
Unrealized foreign exchange gain	(2,885)	(1,069)
Amortization of debt issuance costs	990	3,036
Amortization of discount on bonds payable	-	3,963
Change in fair value of common stock warrants	-	6,112
Share-based compensation	11,576	7,123
Loss on disposals of property, plant and equipment	466	82
Deferred income taxes	28,415	25,575
Changes in operating assets and liabilities
Accounts receivable	(21,432)	(2,268)
Inventories	12,849	29,783
Accounts payable	2,236	(387)
Accrued taxes	(22,168)	(1,872)
Accrued expenses and other liabilities	(141,445)	132,355
Other assets	9,128	3,793
Other noncurrent liabilities	(10,583)	(154,993)
Interest due to related parties	-	(8,026)
Cash flows provided by (used in) operating activities	(17,884)	122,028
Cash flows from investing activities
Additions to property, plant and equipment	(12,781)	(13,502)
Cash flows used in investing activities	(12,781)	(13,502)
Cash flows from financing activities
Decrease in short-term borrowings, net	(31,719)	(28,163)
Proceeds from delayed draw term loan A facility	100,000	-
Repayment of term loan facilities	(17,814)	-
Repayment of senior term loan facility	-	(30,000)
Proceeds from senior term loan facility	-	375,000
Repayment of secured floating rate notes	-	(375,000)
Proceeds from exercise of common stock warrants	-	34,503
Repayment of bonds	-	(34,503)
Debt issuance costs	-	(6,469)
Dividends paid on common stock	(26,802)	-
Dividends paid on Series A redeemable convertible preferred stock	-	(13,861)
Dividends paid to noncontrolling interests	(2,400)	(3,000)
Payment of employee restricted stock tax withholdings	(903)	-
Cash flows provided by (used in) financing activities	20,362	(81,493)
Effect of foreign exchange rate changes on cash	4,354	2,701
Net increase (decrease) in cash	(5,949)	29,734
Cash and restricted cash, beginning of year	79,140	59,134
Cash and restricted cash, end of period	$73,191	$88,868
Supplemental information
Non-cash additions to property, plant and equipment	$200	$355
Dividends declared to noncontrolling interests but not paid	2,400	-
Dividend equivalents declared not paid	645	-
Non-cash conversion of common stock warrants	-	28,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

						Total
						Shareholders'
				Accumulated		Equity
			Additional	Other		Attributable		Total
	Common Stock		Paid-in	Comprehensive	Retained	to Acushnet	Noncontrolling	Shareholders'
(in thousands)	Shares	Amount	Capital	Loss	Deficit	Holdings Corp.	Interest	Equity
Balances at December 31, 2016	74,094	$ 74	$ 880,576	$ (90,834)	$ (53,951)	$ 735,865	$ 32,958	$ 768,823
Net income	-	-	-	-	80,448	80,448	3,854	84,302
Other comprehensive income	-	-	-	11,117	-	11,117	-	11,117
Share-based compensation expense	-	-	11,576	-	-	11,576	-	11,576
Vesting of restricted common stock, net of shares withheld for employee taxes	358	-	(903)	-	-	(903)	-	(903)
Dividends and dividend equivalents declared	-	-	-	-	(27,447)	(27,447)	-	(27,447)
Dividends declared to noncontrolling interests	-	-	-	-	-	-	(4,800)	(4,800)
Balances at September 30, 2017	74,452	$ 74	$ 891,249	$ (79,717)	$ (950)	$ 810,656	$ 32,012	$ 842,668

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

Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company.  The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the full year ended December 31, 2017, nor were those of the comparable 2016 period representative of those actually experienced for the full year ended December 31, 2016. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2016 included in its Annual Report on Form 10-K filed with the SEC on March 30, 2017.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts of assets, liabilities, shareholders’ equity, net sales and expenses, and the disclosure of contingent assets and liabilities in its unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

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

Following the pricing of the initial public offering, Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Korea, purchased from the Financial Investors on a pro rata basis 14,818,720 shares of the Company’s common stock, resulting in Magnus holding a controlling ownership interest in the Company’s outstanding common stock. The 14,818,720 shares of the Company’s common stock sold by the Financial Investors were received upon the automatic conversion of certain of the Company’s outstanding convertible notes and Series A preferred stock. The remaining outstanding convertible notes and Series A preferred stock automatically converted into shares of the Company’s common stock prior to the closing of the initial public offering.

On October 14, 2016, the Company effected a nine-for-one stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for its 7.5% convertible notes due 2021 (“convertible notes”), Series A redeemable convertible preferred stock (“Series A preferred stock”), and the exercise price for the common stock warrants and the strike price of share-based compensation. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the common stock warrant exercise price, and convertible notes and Series A preferred stock conversion ratios.

Dividend Declarations

On November 8, 2017, the board of directors declared a dividend of $0.12 per share to shareholders on record as of December 1, 2017, payable on December 15, 2017.

On August 11, 2017, the board of directors declared a dividend of $0.12 per share to shareholders on record. The dividend was paid on September 15, 2017.

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

The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the noncontrolling entities have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of September 30, 2017 and December 31, 2016. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

Cash and Restricted Cash

Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of September 30, 2017 and December 31, 2016, the amount of restricted cash included in cash and restricted cash on the balance sheet was $3.4 million and $3.1 million, respectively.

Accounts Receivable

As of September 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $9.3 million and $12.3 million, respectively.

Foreign Currency Translation and Transactions

Foreign currency transaction gains included in selling, general and administrative expense were $1.1 million and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. Foreign currency transaction gains included in selling, general and administrative expense were $4.4 million and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Recently Adopted Accounting Standards

Consolidation — Interests Held Through Related Parties

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016‑17, “Consolidation: Interests Held through Related Parties that are under Common Control.” ASU 2016‑17 changes the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company adopted the provisions of this standard during the three months ended March 31, 2017. The adoption of this standard did not have an impact on the consolidated financial statements.

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

Recently Issued Accounting Standards

Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017‑12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this update expand and refine hedge accounting guidance and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 also simplifies the application of hedge accounting guidance, hedge documentation requirements and the assessment of hedge effectiveness. ASU 2017‑12 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued or made available for issuance. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

Revenue from Contracts with Customers

In May 2016, the FASB issued ASU 2016‑12, “Revenue from Contracts with Customers: Narrow‑Scope Improvements and Practical Expedients.” ASU 2016‑12 addresses narrow‑scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition and provides a practical expedient for contract modifications and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. In March 2016, the FASB issued ASU 2016‑08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” clarifying the implementation guidance on principal versus agent considerations. In August 2015, the FASB issued ASU 2015‑14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” deferring the adoption of previously issued guidance published in May 2014, ASU 2014‑09, “Revenue from Contracts with Customers.” ASU 2014‑09 amends revenue recognition guidance and requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2016‑08 and 2015‑14 are effective for reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The new standard permits the use of either the retrospective or modified retrospective approach on adoption. The Company will adopt the standard on January 1,

2018 using a modified retrospective approach with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption.  While the Company continues the process of evaluating the new standard against its existing accounting policies, the Company has identified customer incentives and expanded disclosures as the primary areas that will be affected by the new guidance. Based upon the terms of the Company’s agreements and the materiality of the transactions related to customer incentives, the Company does not expect the effect of adoption to have a material impact on the Company’s consolidated financial statements.

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

The components of inventories were as follows:

(in thousands)	September 30,	December 31,
	2017	2016

Raw materials and supplies	$60,855	$55,424
Work-in-process	23,397	21,558
Finished goods	236,722	246,307
Inventories	$320,974	$323,289

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

The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Balance at beginning of period	$3,779	$3,784	$3,526	$3,345
Provision	1,525	1,493	3,845	4,291
Claims paid/costs incurred	(1,499)	(1,542)	(3,626)	(3,916)
Foreign currency translation	73	(9)	133	6
Balance at end of period	$3,878	$3,726	$3,878	$3,726

4. Related Party Transactions

Other current assets includes receivables from related parties of $0.5 million and $0.9 million as of September 30, 2017 and December 31, 2016, respectively. Accrued expenses and other liabilities includes dividends payable to noncontrolling interests of $2.4 million as of September 30, 2017. For the nine months ended September 30, 2017, dividends declared includes dividends declared to Fila Korea of $14.2 million. Also, prior to its initial public offering, the Company had historically incurred interest expense payable to related parties on its outstanding convertible notes and bonds with common stock warrants. Related party interest expense totaled $10.8 million and $25.9 million for the three and nine months ended September 30, 2016, respectively.

5. Debt and Financing Arrangements

The Company’s debt and capital lease obligations were as follows:

	September 30,	December 31,
(in thousands)	2017	2016

Term loan	$356,250	$370,313
Delayed draw term loan A facility	96,250	-
Revolving credit facility	14,327	42,495
Capital lease obligations	67	491
Debt issuance costs	(3,098)	(3,706)
Total	463,796	409,593
Less: short-term debt and current portion of long-term debt	38,077	61,245
Total long-term debt and capital lease obligations	$425,719	$348,348

The debt issuance costs of $3.1 million and $3.7 million as of September 30, 2017 and December 31, 2016, respectively, relate to the term loan and delayed draw term loan A facility.

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

The Company’s credit agreement was signed and became effective on April 27, 2016 and initial funding under the credit agreement occurred on July 28, 2016. The proceeds of the $375.0 million term loan A facility, borrowings of C$4.0 million (equivalent to approximately $3.0 million) under the revolving credit facility and cash on hand of $23.6 million were used to repay all amounts outstanding under the secured floating rate notes and certain former working credit facilities. The secured floating rate notes, certain former working credit facilities and the former senior revolving credit facility were terminated.

During the first quarter of 2017, the Company drew down $100.0 million on the delayed draw term loan A facility and $47.8 million under the revolving credit facility to substantially fund the equity appreciation rights plan (“EAR Plan”) payout (Note 10).

There were outstanding borrowings under the revolving credit facility of $14.3 million as of September 30, 2017 and the weighted average interest rate applicable to the outstanding borrowings was 2.34%.

A change of control is an event of default under the credit agreement which could result in the acceleration of all outstanding indebtedness and the termination of all commitments under the credit agreement and would allow the lenders under the credit agreement to enforce their rights with respect to the collateral granted. A change of control occurs if any person (other than certain permitted parties, including Fila Korea) becomes the beneficial owner of 35% or more of the outstanding common stock of the Company.  On September 22, 2017, Magnus entered into a loan agreement (the “New Magnus Loan Agreement”) with certain Korean financial institutions (the “New Magnus Lenders”) which provides for (i) three year term loans in an aggregate amount of Korean Won 399.2 billion (equivalent to approximately $346.0 million, using an exchange rate of $1.00 = Korean Won 1,153.80 as of September 30, 2017) (the “New Magnus Term Loans”) and (ii) a revolving credit loan of Korean Won 10.0 billion (equivalent to approximately $8.7 million, using an exchange rate of $1.00 = Korean Won 1,153.80 as of September 30, 2017) (the “New Magnus Revolving Loan” and, together with the New Magnus Term Loans, the “New Magnus Loans”). The New Magnus Loans are secured by a pledge on all of our common stock owned by Magnus, which consists of 39,345,151 shares (the “Magnus Shares”), or 52.8% of our outstanding common stock.  Under the New Magnus Loan Agreement, Magnus is required to maintain a specified Loan-to-Value ratio (“LTV Ratio”).  If the LTV Ratio exceeds 75%, Magnus will be in breach of the New Magnus Loan agreement. If Magnus does not cure the breach in 60 days, the lenders will have a right to accelerate the maturity of the New Magnus Loan.  If Magnus fails to pay the amount due on the New Magnus Loan at maturity or upon acceleration, the lenders can foreclose on the pledged shares of the Company’s common stock, which may result in the sale of up to 52.8% of the Company’s common stock.

The Company’s credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company’s leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.  As of September 30, 2017, the Company was in compliance with all covenants under the credit agreement and anticipates compliance with all covenants under the credit agreement for the foreseeable future.

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

Foreign exchange forward contracts are primarily used to hedge purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed

24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the Euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of September 30, 2017 and December 31, 2016 was $284.1 million and $371.2 million, respectively.

The counterparties to derivative contracts are major financial institutions. The credit risk of counterparties does not have a significant impact on the valuation of the Company’s derivative instruments.

The fair values of foreign exchange hedges on the consolidated balance sheets were as follows:

	Balance Sheet	September 30,	December 31,
(in thousands)	Location	2017	2016

Asset derivatives	Other current assets	$4,345	$11,357
	Other noncurrent assets	909	5,286
Liability derivatives	Other current liabilities	7,366	1,106
	Other noncurrent liabilities	632	32

The effect of foreign exchange hedges on accumulated other comprehensive income (loss) and the consolidated statements of operations was as follows:

	Gain (Loss) Recognized in
	Other Comprehensive Income (Loss)
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Type of hedge
Cash flow	$(4,407)	$(1,549)	$(15,727)	$(25,174)
	$(4,407)	$(1,549)	$(15,727)	$(25,174)

	Gain (Loss) Recognized in
	Statement of Operations
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016

Location of gain (loss) in statement of operations
Cost of goods sold	$(1,133)	$(583)	$1,962	$7,174
Selling, general and administrative expense	(1,064)	(960)	(2,680)	(3,667)
	$(2,197)	$(1,543)	$(718)	$3,507

Gains and losses on derivatives designated as cash flow hedges are reclassified from other comprehensive income (loss) to cost of goods sold at the time that the forecasted transaction impacts the income statement. Based on the current valuation, the Company expects to reclassify a net loss of $3.9 million from accumulated other comprehensive income (loss) into cost of goods sold during the next 12 months.

Undesignated Foreign Exchange Derivative Instruments

The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities which do not qualify as hedging instruments under U.S. GAAP. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense, together with the re-measurement gain or loss from the hedged asset or liability. The gross U.S. dollar equivalent notional amount of all outstanding foreign exchange forward contracts not designated under hedge accounting was $1.6 million as of September 30, 2017. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2016.

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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of
	September 30, 2017 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location

Assets
Rabbi trust	$6,994	$-	$-	Other current assets
Foreign exchange derivative instruments	-	4,345	-	Other current assets
Rabbi trust	3,275	-	-	Other noncurrent assets
Deferred compensation program assets	1,798	-	-	Other noncurrent assets
Foreign exchange derivative instruments	-	909	-	Other noncurrent assets
Total assets	$12,067	$5,254	$-
Liabilities
Foreign exchange derivative instruments	$-	$7,444	$-	Other current liabilities
Deferred compensation program liabilities	1,798	-	-	Other noncurrent liabilities
Foreign exchange derivative instruments	-	632	-	Other noncurrent liabilities
Total liabilities	$1,798	$8,076	$-

	Fair Value Measurements as of
	December 31, 2016 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location

Assets
Rabbi trust	$6,994	$-	$-	Other current assets
Foreign exchange derivative instruments	-	11,357	-	Other current assets
Rabbi trust	5,248	-	-	Other noncurrent assets
Deferred compensation program assets	1,846	-	-	Other noncurrent assets
Foreign exchange derivative instruments	-	5,286	-	Other noncurrent assets
Total assets	$14,088	$16,643	$-
Liabilities
Foreign exchange derivative instruments	$-	$1,106	$-	Other current liabilities
Deferred compensation program liabilities	1,846	-	-	Other noncurrent liabilities
Foreign exchange derivative instruments	-	32	-	Other noncurrent liabilities
Total liabilities	$1,846	$1,138	$-

During the nine months ended September 30, 2017 and the year ended December 31, 2016, there were no transfers between Level 1, Level 2 and Level 3.

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

8. Pension and Other Postretirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
(in thousands)	2017	2016	2017	2016

Components of net periodic benefit cost
Service cost	$2,300	$3,684	$239	$158
Interest cost	2,934	3,147	178	160
Expected return on plan assets	(3,059)	(3,010)	-	-
Settlement expense	754	-	-	-
Amortization of net (gain) loss	249	(87)	(150)	(382)
Amortization of prior service cost (credit)	44	44	(35)	(42)
Net periodic benefit cost	$3,222	$3,778	$232	$(106)

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2017	2016	2017	2016

Components of net periodic benefit cost
Service cost	$6,821	$8,593	$717	$658
Interest cost	8,886	9,440	535	583
Expected return on plan assets	(9,006)	(9,216)	-	-
Settlement expense	1,070	-	-	-
Amortization of net (gain) loss	546	160	(451)	(730)
Amortization of prior service cost (credit)	131	131	(103)	(126)
Net periodic benefit cost	$8,448	$9,108	$698	$385

9. Income Taxes

Income tax expense increased by $2.7 million, to $3.5 million for the three months ended September 30, 2017 compared to $0.8 million for the three months ended September 30, 2016. The Company’s effective tax rate (“ETR”) was 24.7% for the three months ended September 30, 2017, compared to (21.7)% for the three months ended September 30, 2016.  The increase in ETR was primarily driven by differences in the realization of discrete items including a decrease in non-deductible transaction costs and a decrease to indemnified tax obligations, offset by a tax benefit from provision to return adjustments from filing the 2016 tax returns and changes to the geographic mix of earnings.

Income tax expense increased by $4.7 million, to $44.2 million for the nine months ended September 30, 2017 compared to $39.5 million for the nine months ended September 30, 2016. The Company’s ETR was 34.4% for the nine months ended September 30, 2017, compared to 45.0% for the nine months ended September 30, 2016. The decrease in ETR was primarily driven by differences in the realization of discrete items including a reduction in non-cash fair value losses on common stock warrants, which are not tax effected, a decrease in non-deductible transaction costs, a decrease to indemnified tax obligations, and a tax benefit from provision to return adjustments from filing the 2016 tax returns as well as changes to the geographic mix of earnings.

10. Equity Incentive Plans

Restricted Stock and Performance Stock Units

On January 22, 2016, the Company’s board of directors adopted the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”) pursuant to which the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. Each share issued with respect to RSUs and PSUs granted under the 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. All RSUs and PSUs granted under the 2015 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares vest. As of September 30, 2017, a total of 4,612,623 authorized shares of the Company’s common stock remain available for issuance under the 2015 Plan.

A summary of the Company’s RSUs and PSUs as of September 30, 2017 and changes during the nine months ended is presented below:

		Weighted-
	Number	Average
	of	Fair
	RSUs and PSUs	Value

Outstanding at December 31, 2016	2,459,166	$20.40
Granted	183,086	18.47
Vested	(409,846)	20.40
Forfeited	(199,320)	20.45
Outstanding at September 30, 2017	2,033,086	$20.22

RSUs settled during the first quarter of 2017, resulted in the issuance of 409,846 shares of common stock, of which 51,467 shares of common stock were delivered to the Company as payment by employees in lieu of cash to satisfy tax withholding obligations. As of September 30, 2017 no PSUs have vested.

On June 12, 2017, the Company’s board of directors approved two grants of RSUs to members of the board of directors. The first grant vests on the one-year anniversary of the Company’s IPO, subject to continued service on the board of directors through the vesting date. The initial fair value of the first grant was estimated at $0.5 million. The second grant vests on the earlier of June 12, 2018 or the next annual stockholders’ meeting, subject to continued service on the board of directors through the vesting date.  The initial fair value of the second grant was estimated at $0.8 million.

The compensation expense recorded for the nine months ended September 30, 2017 related to the PSUs was based on the Company’s best estimate of the three-year cumulative Adjusted EBITDA forecast as of September 30, 2017. The Company reassesses the estimate of the three‑year cumulative Adjusted EBITDA forecast at the end of each reporting period. The Company recorded compensation expense for the RSUs and PSUs of $2.4 million and $1.3 million, respectively, during the three months ended September 30, 2017. The Company recorded compensation expense for the RSUs and PSUs of $3.8 million and $2.4 million, respectively, during the three months ended

September 30, 2016. The Company recorded compensation expense for the RSUs and PSUs of $6.8 million and $4.8 million, respectively, during the nine months ended September 30, 2017. The Company recorded compensation expense for the RSUs and PSUs of $4.4 million and $2.8 million, respectively, during the nine months ended September 30, 2016.

The remaining unrecognized compensation expense related to non‑vested RSUs and non‑vested PSUs granted was $10.2 million and $8.1 million, respectively, as of September 30, 2017 and is expected to be recognized over the related weighted average period of 1.2 years.

In September of 2017, the Company announced its Chief Operating Officer (“COO”) would succeed the current President and Chief Executive Officer effective January 1, 2018, and in conjunction with this succession, the current COO would receive an equity grant.  The equity grant will have a grant date fair value of $3.0 million, which will vest one third on each of the first three anniversaries of the grant date. The expense associated with this equity grant will be recorded over approximately 3 years commencing on the date the grant was announced. Until the equity grant is awarded and the terms of the equity grant are known, the related liability will be recorded to other non-current liabilities.

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

The components of and changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses)	Pension and	Accumulated
	Currency	Foreign Exchange	on Available-	Other	Other
	Translation	Derivative	for-Sale	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Securities	Adjustments	Loss

Balances at December 31, 2016	$(84,675)	$10,535	$1,536	$(18,230)	$(90,834)
Other comprehensive income (loss) before reclassifications	23,971	(15,727)	195	(796)	7,643
Amounts reclassified from accumulated other comprehensive loss	-	(1,962)	-	1,193	(769)
Tax benefit (expense)	-	4,395	18	(170)	4,243
Balances at September 30, 2017	$(60,704)	$(2,759)	$1,749	$(18,003)	$(79,717)

12. Net Income per Common Share

The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2017	2016	2017	2016

Net income attributable to Acushnet Holdings Corp.	$9,318	$(5,526)	$80,448	$45,191
Less: dividends earned by preferred shareholders	-	(3,465)	-	(10,320)
Less: allocation of undistributed earnings to preferred shareholders	-	-	-	(14,770)
Net income attributable to common stockholders - basic	9,318	(8,991)	80,448	20,101
Adjustments to net income for dilutive securities	-	-	-	16,909
Net income attributable to common stockholders - diluted	$9,318	$(8,991)	$80,448	$37,010

Weighted average number of common shares:
Basic	74,451,977	23,880,191	74,375,756	22,512,577
Diluted	74,702,704	23,880,191	74,507,356	55,203,829
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.13	$(0.38)	$1.08	$0.89
Diluted	$0.12	$(0.38)	$1.08	$0.67

Net income per common share attributable to Acushnet Holdings Corp. for the three and nine months ended September 30, 2016 was calculated under the two-class method. For the three and nine months ended September 30, 2017, there were no outstanding securities requiring use of the two-class method.

The Company’s potential dilutive securities for the three and nine months ended September 30, 2017 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. For the three and nine months ended September 30, 2016, the Company’s potential dilutive securities included Series A preferred stock, warrants to purchase common stock and convertible notes.

For the three and nine months ended September 30, 2017 and 2016, the following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Series A preferred stock	-	16,542,243	-	16,542,243
Convertible notes	-	32,624,820	-	-
RSUs	356,083	-	367,145	-

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

Results shown for the three and nine months ended September 30, 2017 and 2016 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales
Titleist golf balls	$114,950	$119,079	$404,101	$415,328
Titleist golf clubs	84,676	77,316	279,955	311,145
Titleist golf gear	30,895	30,499	120,585	114,833
FootJoy golf wear	101,010	97,758	355,750	361,788
Other	15,732	14,666	48,475	39,420
Total net sales	$347,263	$339,318	$1,208,866	$1,242,514

Segment operating income
Titleist golf balls	$11,778	$17,326	$63,830	$69,679
Titleist golf clubs	(2,844)	(6,541)	13,158	28,868
Titleist golf gear	1,405	832	18,973	15,448
FootJoy golf wear	4,946	(524)	31,577	25,242
Other	3,017	939	10,959	4,788
Total segment operating income	18,302	12,032	138,497	144,025
Reconciling items:
Interest expense, net	(4,040)	(15,672)	(11,863)	(44,076)
Loss on fair value of common stock warrants	-	-	-	(6,112)
Transaction fees	-	(2,947)	(146)	(11,912)
Other	(140)	2,970	1,994	5,838
Total income before income tax	$14,122	$(3,617)	$128,482	$87,763

14. Commitments and Contingencies

Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of September 30, 2017.

Purchase obligations by the Company as of September 30, 2017 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2017	2018	2019	2020	2021	Thereafter

Purchase obligations	$137,469	$27,710	$4,482	$2,470	$1,822	$3,326

Contingencies

In connection with the Company’s acquisition of Acushnet Company, Beam indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of September 30, 2017, the Company’s estimate of its receivable for these indemnifications is $8.5 million which is recorded in other noncurrent assets on the consolidated balance sheet.

Litigation

Beam

A dispute has arisen between Acushnet Company and Beam with respect to approximately $16.6 million of value-added tax (“VAT”) trade receivables. These receivables were reflected on Acushnet Company’s consolidated balance sheet at the time of the Company’s acquisition of Acushnet Company. Acushnet Company believes that these VAT trade receivables are assets of the Company; Beam claims that these are tax credits or refunds from the period prior to the acquisition of Acushnet Company which are payable to Beam, pursuant to the terms of the Stock Purchase Agreement that covers the sale of the stock of Acushnet Company. Beam has withheld payments in this amount which the Company believes are payable to Acushnet Company in reimbursement of certain other tax liabilities which existed prior to the acquisition of Acushnet Company. On March 27, 2012, Acushnet Company filed a complaint seeking reimbursement of these funds in the Commonwealth of Massachusetts Superior Court Department, Business Litigation Section. Each party filed Motions for Summary Judgment, which motions were denied by the Court on July 29, 2015. Trial was conducted in early June, 2016.  On June 21, 2016, the Court ruled that Beam had a contractual right to the VAT trade receivables actually collected from Acushnet Company's customers prior to the closing of the Company's acquisition of Acushnet Company, but that Beam should pay $972,288 plus pre-judgment interest of $494,859 to the Company to compensate for amounts Beam withheld, but which were not collected from Acushnet Company's customers. The Company recorded the total value of the judgment as other (income) expense, net on the consolidated statement of operations for the year ended December 31, 2016. Acushnet believes that the Court erred in its ruling and filed a Notice of Appeal on July 20, 2016. The related briefing closed on April 28, 2017. Oral arguments before the Commonwealth of Massachusetts Appeals Court were held on September 14, 2017 and the Company awaits the decision.

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

The following are financial highlights for the nine months ended September 30, 2017 and 2016:

	Nine months ended
	September 30,
	2017	2016

Net sales	$1,208,866	$1,242,514
Net income attributable to Acushnet Holdings Corp.	$80,448	$45,191
Adjusted EBITDA	$182,463	$190,276

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

Since 48% of our net sales for the nine months ended September 30, 2017 and 2016, were generated outside of the United States, we use net sales on a constant currency basis to evaluate the sales performance of our business in period over period comparisons and for forecasting our business going forward. Constant currency information allows us to estimate what our sales performance would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency sales and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. This constant currency information should not be considered in isolation or as a substitute for any measure derived in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Our presentation of constant currency information may not be consistent with the manner in which similar measures are derived or used by other companies.

We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in the credit agreement, dated as of April 27, 2016, among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc., Acushnet Europe Limited and Wells Fargo Bank, National Association, as the administrative agent, L/C issuer and swing line lender (our “credit agreement”). Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. adjusted for income tax expense, interest expense, depreciation and amortization, the expenses relating to the Acushnet Company Equity Appreciation Rights Plan, as amended (the “EAR Plan”), share-based compensation expense, a one-time executive bonus, restructuring charges, certain transaction fees, indemnification expense (income) from Beam, (gains) losses on the fair value of our common stock warrants, certain other non-cash (gains) losses, net, and the net income relating to noncontrolling interests in our FootJoy golf shoe joint venture. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp., as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations.”

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales	$347,263	$339,318	$1,208,866	$1,242,514
Cost of goods sold	174,295	172,416	586,574	611,783
Gross profit	172,968	166,902	622,292	630,731
Operating expenses:
Selling, general and administrative	142,017	142,995	441,823	456,434
Research and development	11,060	12,473	35,659	35,296
Intangible amortization	1,626	1,654	4,872	4,957
Restructuring charges	—	174	—	816
Income from operations	18,265	9,606	139,938	133,228
Interest expense, net	4,040	15,672	11,863	44,076
Other (income) expense, net	103	(2,449)	(407)	1,389
Income (loss) before income taxes	14,122	(3,617)	128,482	87,763
Income tax expense	3,488	785	44,180	39,495
Net income (loss)	10,634	(4,402)	84,302	48,268
Less: Net income attributable to noncontrolling interests	(1,316)	(1,124)	(3,854)	(3,077)
Net income (loss) attributable to Acushnet Holdings Corp.	$9,318	$(5,526)	$80,448	$45,191

Adjusted EBITDA:
Net income (loss) attributable to Acushnet Holdings Corp.	$9,318	$(5,526)	$80,448	$45,191
Income tax expense	3,488	785	44,180	39,495
Interest expense, net	4,040	15,672	11,863	44,076
Depreciation and amortization	10,214	10,003	30,667	30,553
EAR Plan(a)	—	(940)	—	(940)
Shared-based compensation(b)	3,674	6,159	11,576	7,123
One-time executive bonus(c)	—	—	—	7,500
Restructuring charges(d)	—	174	—	816
Transaction fees(e)	—	2,947	146	11,912
Beam indemnification expense (income)(f)	145	(2,156)	342	(2,641)
Losses on the fair value of our common stock warrants(g)	—	—	—	6,112
Other non-cash gains, net	(17)	(236)	(613)	(531)
Nonrecurring income(h)	—	—	—	(1,467)
Net income attributable to noncontrolling interests(i)	1,316	1,124	3,854	3,077
Adjusted EBITDA	$32,178	$28,006	$182,463	$190,276
Adjusted EBITDA margin	9.3%	8.3%	15.1%	15.3%

(a)

Reflects expenses related to the Equity Appreciation Rights (“EARs”) granted under our EAR Plan and the remeasurement of the liability at each reporting period based on the then-current projection of our common stock equivalent value (as defined in the EAR Plan). See “—Critical Accounting Policies and Estimates—Share-Based Compensation” in our Annual Report on Form 10-K for the year ended December 31, 2016.  The EAR Plan expired on December 31, 2016.

(b)	Reflects compensation expense with respect to equity-based grants under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan.

(c)	In the first quarter of 2016, our President and Chief Executive Officer was awarded a cash bonus in the amount of $7.5 million as consideration for past performance.
(d)	Reflects restructuring charges incurred in connection with the reorganization of certain of our operations in 2016.
(e)

For the nine months ended September 30, 2017, reflects legal fees incurred relating to a dispute arising from the indemnification obligations owed to us by Beam in connection with the Acquisition.  For the three and nine months ended September 30, 2016, reflects certain fees and expenses we incurred in connection with our initial public offering as well as legal fees incurred relating to a dispute arising from the indemnification obligations owed to us by Beam in connection with the Acquisition.

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

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Net Sales

Net sales increased by $8.0 million, or 2.3%, to $347.3 million for the three months ended September 30, 2017 compared to $339.3 million for the three months ended September 30, 2016. On a constant currency basis, net sales would have increased by $9.8 million, or 2.9%, to $349.1 million. The increase in net sales on a constant currency basis was due to an increase of $7.9 million in net sales of Titleist golf clubs driven by higher volumes associated with the new irons and hybrids introduced in the third quarter of 2017 and an increase of $3.6 million in FootJoy golf wear primarily due to higher average selling prices and sales volume increases in apparel. This net sales increase was slightly offset by a decrease of $3.7 million in net sales of Titleist golf balls due to a sales volume decline in both Pro V1 and performance models. The remaining change in net sales was primarily due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$114,950	$119,079	$(4,129)	(3.5)%	$(3,723)	(3.1)%
Titleist golf clubs	84,676	77,316	7,360	9.5%	7,949	10.3%
Titleist golf gear	30,895	30,499	396	1.3%	626	2.1%
FootJoy golf wear	101,010	97,758	3,252	3.3%	3,618	3.7%

For further discussion of each reportable segment’s results, see “—Segment Results—Titleist Golf Balls Segment,” “—Segment Results—Titleist Golf Clubs Segment,” “—Segment Results—Titleist Golf Gear Segment” and “—Segment Results—FootJoy Golf Wear Segment” results below.

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
United States	$183,495	$175,448	$8,047	4.6%	$8,047	4.6%
EMEA	40,646	39,565	1,081	2.7%	186	0.5%
Japan	41,130	47,659	(6,529)	(13.7)%	(3,288)	(6.9)%
Korea	47,502	44,846	2,656	5.9%	2,871	6.4%
Rest of world	34,490	31,800	2,690	8.5%	2,009	6.3%
Total sales	$347,263	$339,318	$7,945	2.3%	$9,825	2.9%

Net sales in the United States increased by $8.1 million, or 4.6%, to $183.5 million for the three months ended September 30, 2017 compared to $175.4 million for the three months ended September 30, 2016. This increase in net sales in the United States was due to an increase of $8.7 million in net sales of Titleist golf clubs, an increase of $1.8 million in net sales of FootJoy golf wear, slightly offset by a decrease of $1.8 million in net sales of Titleist golf balls.

Our sales in regions outside of the United States decreased by $0.1 million, or 0.1%, to $163.8 million for the three months ended September 30, 2017 compared to $163.9 million for the three months ended September 30, 2016. On a constant currency basis, net sales in such regions would have increased by $1.8 million, or 1.1%, to $165.7 million, driven by an increase of $1.8 million in net sales of FootJoy golf wear, an increase of $1.2 million in net sales of Titleist golf gear, partially offset by a decrease of $1.9 million in net sales of Titleist golf balls. The remaining change in net sales was primarily due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Gross Profit

Gross profit increased by $6.1 million to $173.0 million for the three months ended September 30, 2017 compared to $166.9 million for the three months ended September 30, 2016. Gross margin increased to 49.8% for the three months ended September 30, 2017 compared to 49.2% for the three months ended September 30, 2016. The increase in gross profit was largely driven by a $5.5 million increase in gross profit in Titleist golf clubs, an increase of $4.1 million in FootJoy golf wear, partially offset by a decrease of $6.0 million in Titleist golf balls. The remaining change in gross profit was due to sales volume growth in products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments. The increase in gross margin was primarily driven by a higher gross margin in Titleist clubs and FootJoy golf wear, partially offset by a lower gross margin in Titleist golf balls.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.0 million to $142.0 million for the three months ended September 30, 2017 compared to $143.0 million for the three months ended September 30, 2016. This decrease was primarily attributable to a decrease of $4.7 million in bad debt expense, $2.9 million in transaction costs related to our initial public offering recorded in the third quarter of 2016 and a $2.2 million decrease in share-based compensation. This was partially offset by an increase of $4.0 million in promotion expenses related to product launches and an increase of $2.6 million due to higher consulting, legal and administrative costs.

Research and Development

Research and Development (“R&D”) expenses decreased by $1.4 million to $11.1 million for the three months ended September 30, 2017 compared to $12.5 million for the three months ended September 30, 2016. This decrease was mainly attributable to a reduction in experimental costs and employee-related costs. As a percentage of consolidated net sales, R&D expenses were 3.2%, down from 3.7% for the three months ended September 30, 2016.

Intangible Amortization

Intangible amortization expenses were $1.6 million for the three months ended September 30, 2017, compared to $1.7 million for the three months ended September 30, 2016.

Restructuring Charges

There were no restructuring charges for the three months ended September 30, 2017 compared to $0.2 million restructuring changes for the three months ended September 30, 2016.

Interest Expense, net

Interest expense, net decreased by $11.7 million to $4.0 million for the three months ended September 30, 2017 compared to $15.7 million for the three months ended September 30, 2016. This decrease was primarily due to lower average outstanding borrowings during the three months ended September 30, 2017 as a result of the conversion of our 7.5% convertible notes to common shares prior to the closing of our initial public offering and the redemption of $34.5 million of the principal of our outstanding 7.5% bonds using the proceeds of the exercise of a portion of our outstanding common stock warrants in July 2016. In addition, the average interest rate on outstanding borrowings was lower during the three months ended September 30, 2017.

Other (Income) Expense, net

Other (income) expense, net decreased by $2.5 million to other expense of $0.1 million for the three months ended September 30, 2017 compared to other income of $2.4 million for the three months ended September 30, 2016. This change was primarily due to income recorded during the three months ended September 30, 2016 related to indemnification obligations owed to us by Beam with no corresponding income recorded during the three months ended September 30, 2017.

Income Tax Expense

Income tax expense increased by $2.7 million to $3.5 million for the three months ended September 30, 2017 compared to $0.8 million for the three months ended September 30, 2016. Our effective tax rate (“ETR”) was 24.7% for the three months ended September 30, 2017, compared to (21.7)% for the three months ended September 30, 2016. The increase in ETR was primarily driven by differences in the realization of discrete items including a decrease in non-deductible transaction costs and a decrease to indemnified tax obligations, offset by a tax benefit from provision to return adjustments from filing the 2016 tax returns and changes to the geographic mix of earnings.

Net Income (Loss) Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $14.8 million to $9.3 million for the three months ended September 30, 2017 compared to a loss of $5.5 million for the three months ended September 30, 2016 primarily as a result of lower interest expense and higher income from operations, partially offset by higher income tax expense, as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA increased by $4.2 million to $32.2 million for the three months ended September 30, 2017 compared to $28.0 million for the three months ended September 30, 2016. Adjusted EBITDA margin increased to 9.3% for the three months ended September 30, 2017 compared to 8.3% for the three months ended September 30, 2016.

Segment Results

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$114,950	$119,079	$(4,129)	(3.5)%	$(3,723)	(3.1)%
Titleist golf clubs	84,676	77,316	7,360	9.5%	7,949	10.3%
Titleist golf gear	30,895	30,499	396	1.3%	626	2.1%
FootJoy golf wear	101,010	97,758	3,252	3.3%	3,618	3.7%

Segment operating income by reportable segment is summarized as follows:

	Three months ended
	September 30,		Increase/(Decrease)
	2017	2016	$ change	% change
	(in thousands)
Segment operating income(1)
Titleist golf balls	$11,778	$17,326	$(5,548)	(32.0)%
Titleist golf clubs	(2,844)	(6,541)	3,697	56.5%
Titleist golf gear	1,405	832	573	68.9%
FootJoy golf wear	4,946	(524)	5,470	1,043.9%

(1)

Expenses relating to the EAR Plan, transaction fees and restructuring charges and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income.

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment decreased by $4.1 million, or 3.5%, to $115.0 million for the three months ended September 30, 2017 compared to $119.1 million for the three months ended September 30, 2016. On a constant currency basis, net sales in our Titleist golf balls segment would have decreased by $3.7 million, or 3.1%, to $115.4 million. This decrease was primarily driven by a sales volume decline in both Pro V1 and performance models.  In the United States, sales volumes were impacted by unfavorable weather conditions as well as increased competitive promotional activity in the marketplace.

Titleist golf balls segment operating income decreased by $5.5 million, or 32.0%, to $11.8 million for the three months ended September 30, 2017 compared to $17.3 million for the three months ended September 30, 2016, primarily due to a decrease in gross profit of $6.0 million. This decrease in gross profit was due to lower sales volume and an unfavorable mix shift to performance models.  Overall operating expenses were down slightly compared to 2016.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment increased by $7.4 million, or 9.5%, to $84.7 million for the three months ended September 30, 2017 compared to $77.3 million for the three months ended September 30, 2016. On a constant currency basis, net sales in our Titleist golf clubs segment would have increased by $7.9 million, or 10.3%, to $85.2 million. This increase was due to higher sales volumes, primarily due to new product launches in our iron series and hybrids.

Titleist golf clubs segment operating loss decreased by $3.7 million, or 56.5%, to a loss of $2.8 million for the three months ended September 30, 2017 compared to a loss of $6.5 million for the three months ended September 30, 2016. The decrease in operating loss was primarily driven by higher gross profit of $5.5 million partially offset by higher operating expenses of $1.8 million. The increase in gross profit was primarily due to the sales volume increase discussed above and higher average selling prices on our latest model drivers and fairways. Gross margin increased due to higher average selling prices and lower obsolescence expense. Higher operating expenses were primarily due to an increase of $3.1 million in advertising and promotion costs related to new product launches in our iron series and hybrids partially offset by a decrease of $1.2 million in bad debt expense.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $0.4 million, or 1.3%, to $30.9 million for the three months ended September 30, 2017 compared to $30.5 million for the three months ended September 30, 2016. On a constant currency basis, net sales in our Titleist golf gear segment would have increased by $0.6 million, or 2.1%, to $31.1 million. This increase was primarily due to sales volume growth in our travel gear category.

Titleist golf gear segment operating income increased by $0.6 million, or 68.9%, to $1.4 million for the three months ended September 30, 2017 compared to $0.8 million for the three months ended September 30, 2016. This increase was largely driven by lower operating expenses.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment increased by $3.2 million, or 3.3%, to $101.0 million for the three months ended September 30, 2017 compared to $97.8 million for the three months ended September 30, 2016. On a constant currency basis, net sales in our FootJoy golf wear segment would have increased by $3.6 million, or 3.7%, to $101.4 million. This increase was primarily due to higher average selling prices and sales volume increases in our apparel category.

FootJoy golf wear segment operating income increased by $5.4 million to $4.9 million for the three months ended September 30, 2017 compared to a loss of $0.5 million for the three months ended September 30, 2016. The increase in operating income was primarily driven by higher gross profit of $4.1 million and lower operating expenses of $1.4 million. Gross profit and gross margin increased primarily due to the higher average selling prices and sales volume increases discussed above and lower obsolescence expense. Lower operating expenses were primarily due to a decrease of $1.4 million in bad debt expense.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Net Sales

Net sales decreased by $33.6 million, or 2.7%, to $1,208.9 million for the nine months ended September 30, 2017 compared to $1,242.5 million for the nine months ended September 30, 2016. On a constant currency basis, net sales would have decreased by $24.3 million, or 2.0%, to $1,218.2 million. The decrease in net sales on a constant currency basis was due to a decrease of $28.6 million in net sales of Titleist golf clubs primarily driven by lower sales volumes of wedges, which were in their second model year, and prior generation irons as well as a decrease of $8.9 million of Titleist golf balls primarily due to a sales volume decrease of our performance golf ball models, which were in the second year of the two-year product life cycle. These net sales decreases were partially offset by an increase of $6.2 million in net sales of Titleist golf gear. The remaining change in net sales was primarily due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Net sales by reportable segment is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$404,101	$415,328	$(11,227)	(2.7)%	$(8,865)	(2.1)%
Titleist golf clubs	279,955	311,145	(31,190)	(10.0)%	(28,590)	(9.2)%
Titleist golf gear	120,585	114,833	5,752	5.0%	6,241	5.4%
FootJoy golf wear	355,750	361,788	(6,038)	(1.7)%	(1,740)	(0.5)%

For further discussion of each reportable segment’s results, see “—Segment Results—Titleist Golf Balls Segment,” “—Segment Results—Titleist Golf Clubs Segment,” “—Segment Results—Titleist Golf Gear Segment” and “—Segment Results—FootJoy Golf Wear Segment” results below.

Net sales information by region is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
United States	$630,784	$650,394	$(19,610)	(3.0)%	$(19,610)	(3.0)%
EMEA	166,533	177,221	(10,688)	(6.0)%	(1,431)	(0.8)%
Japan	135,607	155,233	(19,626)	(12.6)%	(16,182)	(10.4)%
Korea	153,354	133,958	19,396	14.5%	15,963	11.9%
Rest of world	122,588	125,708	(3,120)	(2.5)%	(3,082)	(2.5)%
Total sales	$1,208,866	$1,242,514	$(33,648)	(2.7)%	$(24,342)	(2.0)%

Net sales in the United States decreased by $19.6 million, or 3.0%, to $630.8 million for the nine months ended September 30, 2017 compared to $650.4 million for the nine months ended September 30, 2016. This decrease in net sales in the United States was due to a decrease of $8.3 million in net sales of Titleist golf clubs, a decrease of $7.6 million in net sales of Titleist golf balls and a decrease of $4.9 million in net sales of FootJoy golf wear, slightly offset by an increase of $1.2 million in net sales of Titleist golf gear. Net sales in the United States were impacted by a reduced store count as a result of the retail channel disruptions in 2016 as well as unfavorable weather conditions which negatively impacted both rounds of play and golf club fitting and trial activities.

Our sales in regions outside of the United States decreased by $14.0 million, or 2.4%, to $578.1 million for the nine months ended September 30, 2017 compared to $592.1 million for the nine months ended September 30, 2016. On a constant currency basis, net sales in such regions would have decreased by $4.7 million, or 0.8%, to $587.4 million, driven by a decrease of $20.3 million in net sales of Titleist golf clubs and a decrease of $1.2 million in Titleist golf balls, partially offset by an increase of $5.0 million in net sales of Titleist golf gear and an increase of $3.2 million in net sales of FootJoy golf wear. The remaining increase in net sales was due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Gross Profit

Gross profit decreased by $8.4 million to $622.3 million for the nine months ended September 30, 2017 compared to $630.7 million for the nine months ended September 30, 2016. Gross margin increased to 51.5% for the nine months ended September 30, 2017 compared to 50.8% for the nine months ended September 30, 2016. The decrease in gross profit was largely driven by a $15.0 million decrease in gross profit in Titleist golf clubs primarily due to sales volume declines of wedges, which were in their second model year, and prior generation irons and a $8.1 million decline in Titleist golf balls primarily due to a sales volume decline of our performance golf ball models which were in their second year of the two-year product life cycle.  These decreases were partially offset by higher gross profit in products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments as well as FootJoy golf wear and Titleist golf gear. The increase in gross margin was primarily driven by a gross margin increase in the FootJoy golf wear segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $14.6 million to $441.8 million for the nine months ended September 30, 2017 compared to $456.4 million for the nine months ended September 30, 2016. This decrease was primarily attributable to $11.8 million in transaction costs related to our initial public offering recorded in the nine months ended September 30, 2016, the absence of a $7.5 million one-time executive bonus recorded in the first quarter of 2016, a $6.7 million reduction in bad debt expense and a reduction of $5.3 million in advertising and promotion costs across all segments. This was partially offset by an increase of $8.1 million due to higher consulting, legal and administrative costs and an increase of $4.0 million in share-based compensation.

Research and Development

R&D expenses increased by $0.4 million to $35.7 million for the nine months ended September 30, 2017 compared to $35.3 million for the nine months ended September 30, 2016. This increase was mainly attributable to additional experimental costs in the Titleist golf club segment to support new product introductions and employee-related costs. As a percentage of consolidated net sales, R&D expenses were 2.9%, up from 2.8% for the nine months ended September 30, 2016.

Intangible Amortization

Intangible amortization expenses were $4.9 million for the nine months ended September 30, 2017, compared to $5.0 million for the nine months ended September 30, 2016.

Restructuring Charges

There were no restructuring charges for the nine months ended September 30, 2017 compared to $0.8 million for the nine months ended September 30, 2016.

Interest Expense, net

Interest expense decreased by $32.2 million to $11.9 million for the nine months ended September 30, 2017 compared to $44.1 million for the nine months ended September 30, 2016. This decrease was primarily due to lower average outstanding borrowings during the nine months ended September 30, 2017 as a result of the conversion of our 7.5% convertible notes to common shares prior to the closing of our initial public offering and the redemption of $34.5 million of the principal of our outstanding 7.5% bonds using the proceeds of the exercise of a portion of our outstanding common stock warrants in July 2016. In addition, the average interest rate on outstanding borrowings was lower during the nine months ended September 30, 2017.

Other (Income) Expense, net

Other (income) expense, net increased by $1.8 million to other income of $0.4 million for the nine months ended September 30, 2017 compared to other expense of $1.4 million for the nine months ended September 30, 2016. This change was primarily due to a decrease in the recognized loss on the fair value of the common stock warrants of $6.1 million as compared to the nine months ended September 30, 2016. The warrants were fully exercised in July 2016 and no warrants were outstanding during the nine months ended September 30, 2017. This was partially offset by a decrease in income recorded of $3.0 million related to a change in the income tax indemnification and a $1.5 million decrease related to income recorded during the nine months ended September 30, 2016 to recognize a legal judgment in favor of us associated with the Beam value-added tax dispute.

Income Tax Expense

Income tax expense increased by $4.7 million to $44.2 million for the nine months ended September 30, 2017 compared to $39.5 million for the nine months ended September 30, 2016. Our ETR was 34.4% for the nine months ended September 30, 2017, compared to 45.0% for the nine months ended September 30, 2016. The decrease in ETR was primarily driven by differences in the realization of discrete items including a reduction in non-cash fair value losses on common stock warrants, which are not tax effected, a decrease in non-deductible transaction costs, a decrease to indemnified tax obligations, and a tax benefit from provision to return adjustments from filing the 2016 tax returns as well as changes to the geographic mix of earnings.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $35.2 million to $80.4 million for the nine months ended September 30, 2017 compared to $45.2 million for the nine months ended September 30, 2016. This change was primarily a result of lower interest expense and higher income from operations as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA decreased by $7.8 million to $182.5 million for the nine months ended September 30, 2017 compared to $190.3 million for the nine months ended September 30, 2016. Adjusted EBITDA margin decreased to 15.1% for the nine months ended September 30, 2017 compared to 15.3% for the nine months ended September 30, 2016.

Segment Results

Net sales by reportable segment is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$404,101	$415,328	$(11,227)	(2.7)%	$(8,865)	(2.1)%
Titleist golf clubs	279,955	311,145	(31,190)	(10.0)%	(28,590)	(9.2)%
Titleist golf gear	120,585	114,833	5,752	5.0%	6,241	5.4%
FootJoy golf wear	355,750	361,788	(6,038)	(1.7)%	(1,740)	(0.5)%

Segment operating income by reportable segment is summarized as follows:

	Nine months ended
	September 30,		Increase/(Decrease)
	2017	2016	$ change	% change
	(in thousands)
Segment operating income(1)
Titleist golf balls	$63,830	$69,679	$(5,849)	(8.4)%
Titleist golf clubs	13,158	28,868	(15,710)	(54.4)%
Titleist golf gear	18,973	15,448	3,525	22.8%
FootJoy golf wear	31,577	25,242	6,335	25.1%

(1)

Expenses relating to the EAR Plan, transaction fees and restructuring charges and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income.

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment decreased by $11.2 million, or 2.7%, to $404.1 million for the nine months ended September 30, 2017 compared to $415.3 million for the nine months ended September 30, 2016. On a constant currency basis, net sales in our Titleist golf balls segment would have decreased by $8.9 million, or 2.1%, to $406.4 million. This decrease was primarily driven by a sales volume decline of our performance golf ball models which were in their second year of the two-year product life cycle and was partially offset by a sales volume increase of our newly introduced Pro V1 and Pro V1x golf balls.  In the United States, sales volumes were impacted by a reduced store count as a result of the retail channel disruptions in 2016, unfavorable weather conditions, which negatively impacted rounds of play, as well as increased competitive promotional activity in the marketplace.

Titleist golf balls segment operating income decreased by $5.9 million, or 8.4%, to $63.8 million for the nine months ended September 30, 2017 compared to $69.7 million for the nine months ended September 30, 2016. Gross profit decreased by $8.1 million primarily driven by the decreased sales discussed above.  Operating expenses decreased primarily due to the absence of a $2.9 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016 and a decrease of $2.6 million in bad debt expense, partially offset by an increase of $3.7 million in the segment allocation of consulting, legal and administrative costs.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment decreased by $31.1 million, or 10.0%, to $280.0 million for the nine months ended September 30, 2017 compared to $311.1 million for the nine months ended September 30, 2016. On a constant currency basis, net sales in our Titleist golf clubs segment would have decreased by $28.6 million, or 9.2%, to $282.5 million. This decrease was primarily driven by lower sales volumes of wedges, which were in their second model year, and prior generation irons.  In the United States, sales volumes were impacted by a reduced store count as a result of the retail channel disruptions in 2016 as well as unfavorable weather conditions which negatively impacted golf club fitting and trial activities.  This decrease was partially offset by an increase in average selling prices, in particular our latest model drivers and fairways.

Titleist golf clubs segment operating income decreased by $15.7 million, or 54.4%, to $13.2 million for the nine months ended September 30, 2017 compared to $28.9 million for the nine months ended September 30, 2016. This decrease was primarily attributable to lower gross profit of $15.0 million primarily driven by decreased sales volumes as discussed above. Operating expenses were up slightly primarily due to an increase of $2.2 million in the segment allocation of consulting, legal and administrative costs and an increase of $1.1 million in research and development costs largely offset by the absence of a $1.8 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016 and a decrease of $1.6 million in bad debt expense.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $5.8 million, or 5.0%, to $120.6 million for the nine months ended September 30, 2017 compared to $114.8 million for the nine months ended September 30, 2016. On a constant currency basis, net sales in our Titleist golf gear segment would have increased by $6.2 million, or 5.4%, to $121.0 million. This increase was primarily due to higher average selling prices in all categories of the gear business  and higher sales volume growth in travel gear.

Titleist golf gear segment operating income increased by $3.6 million, or 22.8%, to $19.0 million for the nine months ended September 30, 2017 compared to $15.4 million for the nine months ended September 30, 2016. This increase was driven by higher gross profit on the increased sales as discussed above as well as higher gross margin resulting from higher average selling prices, as discussed above.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment decreased by $6.0 million, or 1.7%, to $355.8 million for the nine months ended September 30, 2017 compared to $361.8 million for the nine months ended September 30, 2016. On a constant currency basis, net sales in our FootJoy golf wear segment would have decreased by $1.7 million, or 0.5%, to $360.1 million. This decrease was primarily due to a sales volume decline in footwear, partially offset by a sales volume increase in apparel.

FootJoy golf wear segment operating income increased by $6.4 million, or 25.1%, to $31.6 million for the nine months ended September 30, 2017 compared to $25.2 million for the nine months ended September 30, 2016. This increase was attributable to higher gross profit and lower operating expenses. The higher gross profit was primarily due to the increase in apparel sales volumes discussed above with higher average selling prices. Gross margin increased primarily due to a favorable mix shift in the footwear category and lower product costs in apparel. The decrease in operating expenses was primarily driven by a decrease of $4.1 million in advertising and promotion costs.

Liquidity and Capital Resources

Our primary cash needs relate to working capital, capital expenditures, servicing of our debt, paying dividends and pension contributions. We expect to rely on cash flows from operations and borrowings under our revolving credit facility and local credit facilities as our primary sources of liquidity.

We made $12.8 million of capital expenditures in the nine months ended September 30, 2017 and plan to make capital expenditures of approximately $8.2 million in the remainder of 2017, although the actual amount of capital expenditures may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. We expect the majority of the capital expenditures in the remainder of 2017 will be for maintenance projects.

We made $151.5 million of payments related to outstanding Equity Appreciation Rights (“EAR”) under our EAR Plan in the three months ended March 31, 2017, which we funded from borrowings under our delayed draw term loan A facility and borrowings under our revolving credit facilities.  The EAR liability was settled in full and there were no outstanding EARs on September 30, 2017.

On April 27, 2016, Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc. and Acushnet Europe Limited entered into a credit agreement with Wells Fargo Bank, National Association, as the administrative agent, L/C issuer and swing line lender and each lender from time to time party thereto, which provides for (i) a $275.0 million multi‑currency revolving credit facility, including a $20.0 million letter of credit sub‑facility, a swing line sublimit of $25.0 million, a C$25.0 million sub‑facility for borrowings by Acushnet Canada Inc., a £20.0 million sub‑facility for borrowings by Acushnet Europe Limited and an alternative currency sublimit of $100.0 million for borrowings in Canadian dollars, euros, pounds sterling and Japanese yen, (ii) a $375.0 million term loan A facility and (iii) a $100.0 million delayed draw term loan A facility, each of which matures on July 28, 2021. On August 9, 2017, the senior secured credit facilities agreement was amended to increase the letter of credit sublimit to $25.0 million, to increase the sublimit for Acushnet Canada Inc. to C$35.0 million and to increase the sublimit for Acushnet Europe Limited to £30.0 million. As of September 30, 2017 we had $251.3 million of availability under our revolving credit facility after giving effect to $9.3 million of outstanding letters of credit and we had $63.5 million available under our local credit facilities. See “Notes to Unaudited Condensed Consolidated Financial Statements — Note 5 — Debt and Financing Arrangements” for a description of our credit facilities.

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

As of September 30, 2017, we had $69.8 million of unrestricted cash (including $14.8 million attributable to our FootJoy golf shoe joint venture). As of September 30, 2017, 96.4% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to the cash payment of additional U.S. income taxes or foreign withholding taxes, those funds could be repatriated, if necessary. At present, any additional taxes could be offset, in whole or in part, by available foreign tax credits. The amount of any taxes required to be paid and the application of tax credits would be determined based on income tax laws in effect at the time of such repatriation. We do not expect any such repatriation to result in additional tax expenses as taxes have been provided for our undistributed foreign earnings that we do not consider permanently reinvested. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated:

	Nine months ended
	September 30,
	2017	2016
Cash flows provided by (used in):
Operating activities	$(17,884)	$122,028
Investing activities	(12,781)	(13,502)
Financing activities	20,362	(81,493)
Effect of foreign exchange rate changes on cash	4,354	2,701
Net increase (decrease) in cash	$(5,949)	$29,734

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

Net cash used in operating activities was $17.9 million for the nine months ended September 30, 2017, compared to net cash provided by operating activities of $122.0 million for the nine months ended September 30, 2016, an increase in cash used in operating activities of $139.9 million. The increase was primarily due to the payment of the outstanding balance of the EAR Plan of $151.5 million during the nine months ended September 30, 2017.

Cash Flows From Investing Activities

Cash flows from investing activities relate to capital expenditures.

Net cash used in investing activities was $12.8 million for the nine months ended September 30, 2017 compared to $13.5 million for the nine months ended September 30, 2016.

Cash Flows From Financing Activities

Cash flows from financing activities consist primarily of the proceeds from our delayed draw term loan A facility, dividends paid on common stock and net borrowing under our revolving credit facility and other local credit facilities.

Net cash provided by financing activities was $20.4 million for the nine months ended September 30, 2017, compared to net cash used in financing activities of $81.5 million for the nine months ended  September 30, 2016, an increase in cash provided by financing activities of $101.9 million. The increase was due to a net increase in borrowings of $108.6 million primarily due to borrowings of $100 million under the delayed draw term loan A facility which was primarily  used to fund the payout of the EAR Plan. Also contributing to the increase was the repayment of the senior term loan facility during the nine months ended September 30, 2016 which reduced net cash provided by financing activities in that period. The increase in cash provided by financing activities was offset in part by an increase in dividends paid.

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

As of September 30, 2017, we had $466.8 million of outstanding indebtedness (excluding unamortized debt issuance costs), at variable interest rates. A 1.00% increase in the interest rate applied to these borrowings would have resulted in an increase of $5.4 million in our annual pre-tax interest expense.

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

The gross U.S. dollar equivalent notional amount of all foreign currency forward contracts outstanding at September 30, 2017 was $285.7 million, representing a net settlement liability of $2.8 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding at September 30, 2017, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement liability of $2.8 million would increase by $25.2 million resulting in a net settlement liability of $28.0 million.

The sensitivity analysis described above recalculates the fair value of the foreign exchange forward contracts outstanding at September 30, 2017 by replacing the actual foreign currency exchange rates and current month forward rates at September 30, 2017 with foreign currency exchange rates and forward rates that reflect a 10% weakening of the U.S. dollar against all currencies covered by our contracts.  All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

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

Item 1A.      Risk Factors

You should carefully consider each of the risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as the other information set forth in this report.  Except as noted in the following paragraphs, there have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Fila Korea Co. Ltd. (“Fila Korea”) and Magnus Holdings Co., Ltd. (“Magnus”) have obligations under the New Magnus Loans (as defined below), including the satisfaction of a Loan-to-Value covenant, and Fila Korea and/or Magnus may have obligations under any equity or debt used to refinance the New Magnus Loans, that may be satisfied by a sale, foreclosure, liquidation or other transfer of our common stock, which could materially decrease the market value of our common stock and may result in a change of control of our company.

On September 22, 2017, Magnus entered into a loan agreement (the “New Magnus Loan Agreement”) with certain Korean financial institutions (the “New Magnus Lenders”) which provides for (i) three year term loans in an aggregate amount of Korean Won 399.2 billion (equivalent to approximately $346.0 million, using an exchange rate of $1.00 = Korean Won 1,153.80 as of September 30, 2017) (the “New Magnus Term Loans”) and (ii) a revolving credit loan of Korean Won 10.0 billion (equivalent to approximately $8.7 million, using an exchange rate of $1.00 = Korean Won 1,153.80 as of September 30, 2017) (the “New Magnus Revolving Loan” and, together with the New Magnus Term Loans, the “New Magnus Loans”). The New Magnus Loans are secured by a pledge on all of our common stock owned by Magnus, which consists of 39,345,151 shares (the “Magnus Shares”), or 52.8% of our outstanding common stock. The shares of our common stock owned by Magnus are its only assets.

Under the New Magnus Loan Agreement, Magnus is required to maintain a specified loan-to-value ratio (“LTV Ratio”), which is tested monthly, based on (1) the amount outstanding under the New Magnus Loans on each applicable calculation date divided by (2)(a) the trading-volume-weighted arithmetic mean of the closing price of shares of our common stock on the New York Stock Exchange during the applicable calculation period multiplied by (b) the number of shares of our common stock that are subject to the pledge multiplied by (c) the average exchange rate between U.S. dollars and Korean Won announced by Seoul Money Brokerage during the applicable calculation period. If the LTV Ratio as of any applicable calculation date exceeds 75%, which may occur due to fluctuations in the price of our common stock and/or fluctuations in the exchange rate between U.S. dollars and Korean Won, either of which may be due to events outside our control, Magnus will be in breach of the New Magnus Loan Agreement. Any such breach may, subject to applicable grace periods and cure rights, result in an event of default that gives the New Magnus Lenders the right to accelerate the maturity of the New Magnus Loans. See our Current Report on Form 8-K filed on September 22, 2017 for a description of the terms of the New Magnus Loans.

It is expected that a portion of the interest payments on the New Magnus Loans, and potential future dividend or interest obligations under any equity or debt used to refinance the New Magnus Loans, will be funded using proceeds from dividends, if any, received on our common stock. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy” in our Annual Report on Form 10-K for the year ended December 31, 2016. There can be no assurance that we will be able to make such dividend payments on our common stock. See “Risk Factors—Risks Related to Ownership of Our Common Stock— We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock” in our Annual Report on Form 10-K for the year ended December 31, 2016. There can be no assurance that Magnus will be able to make the interest payments on the New Magnus Loans, or any potential future dividend or interest obligations under any equity or debt used to refinance the New Magnus Loans. If Magnus is unable to pay interest on the New Magnus Loans on an interest payment date, the principal and accrued interest on the New Magnus Loans becomes automatically due and payable. At maturity (or an earlier date if subject to acceleration), Magnus will be required to raise additional funds to pay the additional amounts of interest incurred, which it may be unable to do. There may be similar obligations under any financing used to refinance the New Magnus Loans in the future.

If the LTV Ratio covenant or other applicable provisions of the New Magnus Loan Agreement are breached and the New Magnus Loans are accelerated, or if Fila Korea or Magnus are unable to make payments on the New Magnus Loans when due or are unable to raise the funds necessary to pay the amounts owed on the New Magnus Loans at maturity (or an earlier date if subject to acceleration), or if Magnus otherwise fails to pay the amounts due on the New Magnus Loans at maturity (or an earlier date if subject to acceleration), the New Magnus Lenders can foreclose on the Magnus Shares. Any such foreclosure may be undertaken in accordance with Korean law and may result, under certain circumstances, in the sale or other transfer of up to 52.8% of our common stock. See “—The creditor and insolvency laws of Korea are different from U.S. laws and the outcome of any foreclosure, liquidation, bankruptcy or other restructuring proceeding may be unpredictable” below. Any such sale could have a significant impact on our shareholding structure and our corporate governance and could materially decrease the market price of shares of our common stock. In addition, the perception that such a sale could occur could materially depress the market price of shares of our common stock. See “Risk Factors—Risks Related to Ownership of Our Common Stock—Future sales, or the perception of future sales, by us or our existing shareholders in the public market could cause the market price for our common stock to decline” in our Annual Report on Form 10-K for the year ended December 31, 2016. There may be similar obligations under any financing used to refinance the New Magnus Loans in the future and failure to satisfy such obligations could result in the same consequences as discussed above.

In addition, prior to any foreclosure, Fila Korea may decide to sell or otherwise transfer all, or a significant portion, of our common stock owned by Magnus in order to meet the obligations of Magnus under the New Magnus Loans, including to satisfy the LTV Ratio covenant, or under any future financing used to refinance the New Magnus Loans. Any such sale, or the perception that such a sale could occur, could have a significant impact on our shareholding structure and our corporate governance and could materially decrease the market price of shares of our common stock. In connection with our initial public offering, we entered into a registration rights agreement with Magnus and certain other pre-IPO shareholders. The New Magnus Lenders will assume Magnus’ rights under the registration rights agreement in the event of a foreclosure or other transfer of the pledged shares of our common stock pursuant to the New Magnus Loans. See “Certain Relationships and Related Party Transactions—Registration Rights Agreement” in our Definitive Proxy Statement on Schedule 14A filed on April 28, 2017.

Any of the potential sales, foreclosures, liquidations or other transfers of our common stock discussed above may result in a change of control under certain outstanding agreements, including as a result of the acquisition of a significant portion of our common stock by any individual, entity or group, which could result in a default under such agreements. Under the credit agreement governing our senior secured credit facilities (which we refer to in this report as “our credit agreement”), it is a change of control if any person (other than certain permitted parties, including Fila)

becomes the beneficial owner of 35% or more of our outstanding common stock. In the event of a foreclosure on the pledged shares of our common stock under the New Magnus Loans, if, in the reasonable opinion of the New Magnus Lenders, foreclosure of 35% of our outstanding common stock less one share of our common stock (the “Foreclosure Threshold Amount”) will be sufficient to fully satisfy the principal and interest of the New Magnus Loans, only the Foreclosure Threshold Amount will be permitted for such foreclosure. If the Foreclosure Threshold Amount is insufficient to fully satisfy the principal and interest of the New Magnus Loans, there will be no limitation on the amount of our pledged shares of common stock that may be foreclosed. As a result, if the New Magnus Lenders or a third party were to acquire beneficial ownership of 35% or more of our outstanding common stock pursuant to an event of default under the New Magnus Loans, it would result in a change of control under our credit agreement, which is an event of default that could result in the acceleration of all outstanding indebtedness and the termination of all commitments under our credit agreement and would allow the lenders under our credit agreement to enforce their rights with respect to the collateral granted by us, including the stock of our subsidiary, Acushnet Company. Upon the exercise of such rights, it is uncertain whether we and our subsidiary, Acushnet Company, would be able to refinance the indebtedness and replace the commitments under our credit agreement on comparable terms or at all. If we are unable to refinance our credit agreement, we may need to dispose of assets or operations or issue equity to obtain necessary funds to repay the outstanding indebtedness under our credit agreement. The resulting impairment of our liquidity position could also materially depress our stock price. In addition, a change of control under our outstanding equity award agreements and other employment arrangements may result in the vesting of outstanding equity awards and the acceleration of benefits or other payments under certain employment arrangements. A change of control may also result in a default or other negative consequence under our other outstanding agreements or instruments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Magnus’ ability to pay the amounts owed on, or to refinance, the New Magnus Loans on or prior to maturity may be affected by general economic, financial, competitive, legislative, regulatory, business, geopolitical and other factors beyond its control. We cannot assure you that future borrowings or equity financing will be available for the payment or refinancing of the New Magnus Loans by Magnus. If Magnus is unable to pay the amounts owed on, or to refinance, the New Magnus Loans on or prior to maturity, it could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock. In addition, any inability by Magnus to take affirmative steps to refinance the New Magnus Loans as the maturity date nears could also have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

The interests of Magnus, Fila Korea and the New Magnus Lenders may conflict with other holders of our common stock.

Magnus, which is wholly‑owned by Fila Korea, beneficially owns approximately 52.8% of our common stock. Fila Korea is able to control the election and removal of our directors and thereby effectively determine, among other things, the payment of dividends, our corporate and management policies, including potential mergers or acquisitions or asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws, and other significant corporate transactions for so long as Magnus retains significant ownership of us. So long as Magnus continues to own a significant amount of our voting power, even if such amount is less than 50%, Fila Korea will continue to be able to strongly influence or effectively control our decisions. The interests of Fila Korea and Magnus may not coincide with the interests of other holders of our common stock.

By controlling the election and removal of our directors, Fila Korea is able to effectively determine the payment of dividends on our common stock. In light of its interest obligations under the New Magnus Loans, and potential future dividend or interest obligations under any equity or debt used to refinance the New Magnus Loans, Magnus may cause us to pay dividends on our common stock at times or in amounts that may not be in the best interest of us or other holders of our common stock. See “Risk Factors—Risks Related to Ownership of our Common Stock—We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Furthermore, the New Magnus Lenders, as lenders under the New Magnus Loans, and any potential future lenders of debt used to refinance the New Magnus Loans, may also become direct owners of our common stock as a result of their exercise of remedies or otherwise. The interests of the New Magnus Lenders, or such potential future lenders, may not coincide with the interests of other holders of our common stock.

We and our board of directors will have no power to direct or influence the affairs of Magnus. In particular, we will have no power with respect to the disposition of shares of our common stock by Fila Korea, Magnus or the New Magnus Lenders (whether in connection with any exercise of remedies by the New Magnus Lenders or otherwise).

Fila Korea has in the past pledged the common stock of Magnus to its lenders and Fila Korea may pledge or borrow against shares of the common stock of Magnus in the future.

In the past, in order to fund the operations of or otherwise provide financing for its own business, Fila Korea has pledged its interest in the common stock of Magnus and Fila Korea may pledge or borrow against shares of the common stock of Magnus in the future. If Fila Korea defaults under any such pledge or borrowing and the lenders foreclose on the pledged shares of Magnus common stock, they may seek to sell the pledged shares of Magnus common stock, or seek to acquire and to sell a portion of our common stock owned by Magnus. Any such sale, or the perception that such a sale could occur, could alter the voting power of Magnus directly and of us indirectly, and/or decrease the market price of shares of our common stock. The interests of the secured parties who exercise foreclosure may differ from those of other holders of our common stock.

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

Certain of our other shareholders in the past have pledged, hypothecated or granted security interests in shares of our common stock. It is possible that our shareholders may in the future pledge shares of our common stock. Any such pledge may relate to a significant amount of our common stock and if the secured party forecloses on such pledged shares, they may seek to sell the pledged shares. Any such sale, or the perception that such a sale could occur, could decrease the market price of shares of our common stock.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosure

None.

ITEM 5.      Other Information

  None.

ITEM 6.      Exhibits

Exhibit No.	Description

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

ACUSHNET HOLDINGS CORP.

Dated: November 8, 2017	By:	/s/ Walter Uihlein
Walter Uihlein
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2017	By:	/s/ William Burke
William Burke
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)