Form 10-K
period 2017-12-31
Acushnet Holdings Corp.
filed 2018-03-07
CIK 1672013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 for the transition period from        to

Commission File Number: 001-37935

Acushnet Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	45-2644353
(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☑	(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2017), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $667.6 million. The registrant's common stock trades on the New York Stock Exchange under the symbol “GOLF”.

The registrant had 74,744,536 shares of common stock outstanding as of March 2, 2018

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on June 11, 2018, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2017.

In this Annual Report on Form 10‑K, the terms “Acushnet,” “we,” “us,” “our” and the “Company” refer to Acushnet Holdings Corp. and its consolidated subsidiaries.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10‑K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These forward-looking statements are included throughout this report, including in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable” and similar terms and phrases to identify forward-looking statements in this report, although not all forward-looking statements use these identifying words.

The forward-looking statements contained in this report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include, but are not limited to those identified in the section entitled “Risk Factors.”

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

WEBSITE DISCLOSURE

We use our website (www.acushnetholdingscorp.com) as a channel of distribution of company information. The information we post through this channel may be material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Acushnet Holdings Corp. when you enroll your e-mail address by visiting the “Resources” section of our website at https://www.acushnetholdingscorp.com/investors/resources. The contents of our website are not, however, a part of this report.

ii

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

iii

PART I

ITEM 1.            BUSINESS

Overview

We are the global leader in the design, development, manufacture and distribution of performance‑driven golf products, which are widely recognized for their quality excellence. Our mission—to be the performance and quality leader in every golf product category in which we compete—has remained consistent since we entered the golf ball business in 1932. Today, we are the steward of two of the most revered brands in golf—Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wear brands. Titleist has been the #1 ball in professional golf for 69 years and FootJoy has been the #1 shoe on the PGA Tour for over six decades.

Our target market is dedicated golfers, who are the cornerstone of the worldwide golf industry. These dedicated golfers are avid and skill‑biased, prioritize performance and commit the time, effort and money to improve their game. We believe our focus on innovation and process excellence yields golf products that represent superior performance and consistent product quality, which are the key attributes sought after by dedicated golfers. Many of the game’s professional players, who represent the most dedicated golfers, prefer our products thereby validating our performance and quality promise, while also driving brand awareness. We seek to leverage a pyramid of influence product and promotion strategy, whereby our products are the most played by the best players, creating aspirational appeal for a broad range of golfers who want to emulate the performance of the game’s best players.

Dedicated golfers view premium golf shops, such as on‑course golf shops and golf specialty retailers, as preferred retail channels for golf products of superior performance and product quality. As a result, we have committed to being one of the preferred and trusted partners to premium golf shops worldwide. We believe this commitment provides us a retail environment where our product performance and quality advantage can most effectively be communicated to dedicated golfers. In addition, we also service other qualified retailers that sell golf products to consumers worldwide.

Our vision is to consistently be regarded by industry participants, from dedicated golfers to the golf shops that serve them, as the best golf company in the world. We have established leadership positions across all major golf equipment and golf wear categories under our globally recognized brands.

For the year ended December 31, 2017, we recorded net sales of $1,560.3 million, net income attributable to Acushnet Holdings Corp. of $92.1 million and Adjusted EBITDA of $223.4 million. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., the most directly comparable GAAP financial measure.

Corporate History

Acushnet Company was originally founded as “Acushnet Process Company” in Acushnet, Massachusetts by Phil “Skipper” Young in 1910 and our golf business was established in 1932.  In 1976, Acushnet Company was acquired by American Brands, Inc. (the predecessor company of Beam Suntory, Inc. (“Beam”)). We acquired FootJoy in 1985. On July 29, 2011, Acushnet Holdings Corp. (at the time known as Alexandria Holdings Corp.), an entity owned by Fila Korea and certain financial investors, acquired Acushnet Company from Beam. We completed an initial public offering of our common stock in November 2016. See “Notes to Consolidated Financial Statements– Note 2– Summary of Significant Accounting Policies,” for disclosures related to our initial public offering and other related transactions.

Our Core Focus

Dedicated Golfers

Our target market is dedicated golfers, who are avid and skill‑biased, prioritize performance and commit the time, effort and money to improve their game. We believe that dedicated golfers are the most consistent purchasers of golf products and account for an outsize share of golf equipment and gear spending outside the United States and purchase a significant portion of golf wear products worldwide.

Product Platform

Leveraging the success of our golf ball and golf shoe businesses, while maintaining the core values of the Titleist and FootJoy brands, we have strategically entered into product categories such as golf clubs, wedges, putters, golf gloves, golf gear and golf wear with an objective of being the performance and quality leader.

Since the dedicated golfer views each performance product category on its own merits, we have approached each category on its own terms by committing the necessary resources to become a performance and quality leader in each product category where we participate. As a result, we have built an industry leading platform across all performance product categories, driving a market‑differentiating mix of consumable products, which we consider to be golf balls and golf gloves, which collectively represented 40% of our net sales in 2017, and more durable products, which we consider to be golf clubs, golf shoes, golf apparel and golf gear, which collectively represented 60% of our net sales in 2017.

We operate under the following four reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear; and FootJoy golf wear, which represented approximately 33%, 26%, 9% and 28%, respectively, of net sales in 2017. For further information surrounding the principal products of each reportable segment, see “Our Products” further below.  Financial information for our segments, including sales by geographic area, is included in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Notes to Consolidated Financial Statements – Note 20 – Segment Information.”

Pyramid of Influence

The game of golf is learned by observation and imitation, and golfers improve their own performance by attempting to emulate highly skilled golfers. Golfers are influenced not only by how other golfers swing but also by what they swing with and what they swing at. This is the essence of golf’s pyramid of influence, which is deeply ingrained in the mindset of the dedicated golfer. At the top of the pyramid is the most dedicated golfer, who attempts to make a living playing the game professionally. Adoption by most of the best golfers, whose professional success depends on their performance, validates the quality, features and benefits of using the best performing products. This, in turn, creates aspirational appeal for golfers who want to emulate the performance of the best players. Our primary marketing strategy is for our products to be the most played by the best players, including both professional and amateur golfers. We believe this strategy has proven to be enduring and effective in the long‑term and is not dependent on the transient success of a few elite players at any given point in time.

Innovation Leadership

We believe innovation is critical to dedicated golfers as they depend on the ability of new and innovative products to drive improved performance. We currently employ an R&D team of approximately 180 scientists, chemists, engineers and technicians. We also introduce new product innovations at a cadence that best aligns with the typical dedicated golfer’s replacement cycle within each product category.

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

Route to Market Leadership

As one of the preferred partners to premium golf shops, we seek to ensure that the performance benefits derived from using our products are showcased and our products are properly merchandised. As we see our retail partners as a critical connection to dedicated golfers, we place great emphasis on building strong relationships and trust with them. This is the reason our sales associates are expected not simply to be salespeople, but to function as golf experts and enthusiasts in their respective territories, who advise and assist our retail partners to better serve their customers. We help generate golfer demand and sell‑through via in‑shop merchandising, promotions and advertising, and also provide product education to club professionals, coaches and instructors. Lastly, we place a strong focus on consumer engagement, starting with fitting and trial initiatives across our balls, clubs and shoes categories. We offer custom products across categories that we believe are better aligned with golfers’ personal styles, skill levels and preferences.

Market Overview and Opportunity

Market Overview

In 2016, there were over 50 million golfers worldwide playing over 800 million rounds annually on over 32,000 golf courses, and our addressable market, comprised of golf equipment, golf wear and golf gear, represented approximately $12 billion in retail sales and approximately $8 billion in wholesale sales. The United States accounted for over 40% of our addressable market, followed by Japan and Korea collectively accounting for over 30% of our addressable market, each in 2016. We believe the number of rounds of golf played by our target market of dedicated golfers has remained stable over the past few years.

We view emerging economies, such as the markets in Southeast Asia, as attractive long‑term opportunities based on our assessment of the five collectively necessary and sufficient conditions for a country to embrace golf: (1) sizeable middle‑class population; (2) educational infrastructure; (3) places to play and practice; (4) professional success that inspires the local golfers; and (5) corporate support.

We believe the golf industry is mainly driven by golfer demographics, dedicated golfers, weather and economic conditions.

Golfer Demographics. Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 and above, currently “gen‑x” (age 30 to 49) and “baby boomers” (age 50 to 69), who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, another promising development in golf has been the generational shift with millennial golfers making their marks at both professional and amateur levels.

Dedicated Golfers. Dedicated golfers are largely gen‑x and baby boomers who have demonstrated the propensity to pay a premium for products that help them perform better. We believe dedicated golfers, who comprise our target market, will continue to be a key driver for the global golf industry.

Weather Conditions. Weather conditions determine the number of playable days in a year and thus influence the amount of time people spend on golf. Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year‑round, with many of our on‑course customers closed during the cold weather months. Therefore, favorable weather conditions generally result in more playable days in a given year and more golf rounds played, which generally results in increased demand for all golf products.

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

Introduce New Products and Extend Market Share Leadership in Equipment Categories. We expect to sustain our strong performance in our core categories of golf balls and golf clubs through several targeted strategies:

•

Titleist Golf Balls.  We continuously invest in design innovation and refining our sell‑in and sell‑through route to market capabilities and effectiveness in the golf ball product category. We are currently focused on improving our sales team training in product, merchandising, local promotion and selling skills, as well as enhancing trade partnerships in those channels where dedicated golfers shop. To grow our custom golf ball business, we have in place several new initiatives designed to develop strategic partnerships with corporations heavily invested in golf and to drive growth with a particular focus on the areas of corporate, country club, tournament and personalized sales. The 2016 launch of the “My Pro V1” online golf shop allows golfers to create and purchase their own unique Titleist Pro V1 / Pro V1x golf balls with special play numbers, logos or personalization.

•

Titleist Clubs, Wedges and Putters.  We intend to continue to launch innovative, high performance golf clubs by further leveraging Titleist clubs’ R&D platform. We believe concept and specialty products and premium quality digital content will further drive customer awareness and market share gains across all premium club categories. To enhance trial and fitting, we plan to continue our consumer connection initiatives, grow our fitting network in opportunistic markets and further promote the utilization of our distinctive fitting operations. We are also executing several initiatives to further elevate Vokey Design wedges and Scotty Cameron putters as golf’s leaders in short‑game performance, technology, craftsmanship and selection.

Increase Penetration in Golf Gear and Wear Categories. We intend to build on the brand loyalty that the dedicated golfer has developed for our Titleist ball and club categories and FootJoy shoe and glove categories in order to increase our penetration in the adjacent categories of golf gear and golf wear. We expect to continue to drive growth across these categories by employing the following initiatives:

•

Titleist Golf Gear.  We are committed to providing dedicated golfers with golf gear—including golf bags, headwear, gloves, travel gear, head covers and other accessories—of performance and quality excellence that is faithful to the Titleist brand promise. We are making significant investments in design and engineering resources and are leveraging dedicated player research methodologies and insights to drive innovation in this product category. We also plan to expand our custom and limited edition product offerings.

•

FootJoy Women’s Apparel Initiative.  We are currently building out a focused, performance‑based FootJoy women’s apparel line consistent with the brand’s successful positioning in men’s apparel. The women’s apparel line, which launched in early 2016, pairs sophisticated performance fabrics and design with layering technology pioneered by FootJoy to create comfort and protection from the elements.

•

FootJoy eCommerce Launch.  We launched eCommerce websites for FootJoy in the U.S. in 2016 and in Canada and certain European markets in 2017. Over 6,000 SKUs are offered across all FootJoy categories, including shoes, gloves and apparel. The eCommerce initiative is expected to yield incremental sales and profitability, and enriched data on preferences and trends, as well as foster a deeper and more real time connection with dedicated golfers.

Strategically Pursue Global Growth. The Titleist and FootJoy brands are both global brands. While we believe that a majority of the near‑term growth will be driven by the developed economies, emerging economies, such as the markets in Southeast Asia, represent longer‑term growth opportunities. To meet future demand, we are ensuring that local capabilities and expertise in sales, customer service, merchandising, online presence, golf education and fitting initiatives are in place to support our operations. We continue to hire local talent across all functions in order to better position Titleist and FootJoy products in those markets where participation and popularity of the sport are expected to increase.

Our Products

We design, manufacture and market a broad range of products under the Titleist and FootJoy brands. Both brands are recognized as industry leaders in performance, quality, innovation and design. Our products include golf balls, golf clubs, wedges and putters, golf shoes, golf gloves, golf gear and golf outerwear and apparel.

Titleist Golf Balls	Titleist Golf Clubs, Wedges and Putters	Titleist Golf Gear

•Pro V1	•Drivers	•Golf bags
•Pro V1x	•Fairways	•Headwear
•Tour Soft	•Hybrids	•Golf gloves
•Velocity	•Irons	•Travel gear
•DT TruSoft	•Vokey Design wedges	•Head covers
•Pinnacle	•Scotty Cameron putters	•Other golf gear

FootJoy Shoes	FootJoy Gloves	FootJoy Outerwear and Apparel

•Traditional	•Leather construction	•Performance outerwear
•Spikeless	•Synthetic	•Performance golf apparel
•Athletic	•Leather/synthetic combination	•Golfleisure women’s apparel
•Casual	•Specialty

Titleist

We design, manufacture and sell golf balls, golf clubs, wedges and putters and golf gear under the Titleist brand. Net sales of Titleist products for the years ended December 31, 2017, 2016 and 2015 were $1,122.8 million, $1,139.2 million, and $1,084.1 million, respectively, in each case approximately 72% of our total net sales.

Titleist Golf Balls

Titleist is the #1 ball in golf. The Titleist golf ball was founded with a purpose of designing and manufacturing a performance oriented, high quality golf ball that was superior to all other products available in the market. We believe the golf ball is the most important piece of equipment in the game, as it is the only piece of equipment used by every player for every shot. The golf ball is also the most important category for us as it generates the largest portion of our sales and profits. Since its introduction in 2000, the Titleist Pro V1 has been the best‑selling golf ball globally and continues to set the bar in terms of product design, quality and performance. We also design, manufacture and sell other golf balls under the Titleist brand, such as Tour Soft, Velocity and DT TruSoft, as well as under the Pinnacle brand. We have continually improved our golf balls through innovation in materials, construction and manufacturing processes, which has enabled us to build the #1 golf ball franchise in the world.

Pro V1 and Pro V1x are designed to be the highest performing and highest quality golf balls for golfers at every level of the game and best demonstrate Titleist’s design, innovation and technology leadership. The first Pro V1 golf ball was introduced on the PGA Tour in October 2000 and launched to the consumer market in December 2000. It represented the coalescence of three of Titleist’s industry leading technologies: large solid core; multi‑component construction; and high performance, thermoset cast urethane elastomer covers. In its first four months, the Pro V1 golf ball became the best‑selling golf ball and holds that position to this day. During this time, we also set out to create a ball that produced lower driver spin and higher launch characteristics than the Pro V1 while retaining its high performance scoring spin. With its four‑piece, dual core design, the first Pro V1x golf ball was introduced in 2003. In 2017, we launched new versions of the Pro V1 and Pro V1x. The New Pro V1 is designed to offer significantly longer distance from faster ball speed and lower long game spin. Advancements in aerodynamics for both Pro V1 and Pro V1x are designed to produce even more consistent flight. We believe these improvements, along with benefits such as our renowned Drop-and-Stop control, soft feel and long lasting durability, make Pro V1 and Pro V1x golf balls the best performance choice for all golfers.  We also provide best‑in‑class performance with the Tour Soft, Velocity and DT TruSoft models.

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

Titleist and Pinnacle golf balls accounted for $512.0 million, or 33%, $513.9 million, or 33%, and $535.5 million, or 36%, of our total net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

We are also a leader in custom imprinted golf balls. This includes printing high quality reproductions of corporate logos, tournament logos, country club or resort logos, and personalization on Titleist and Pinnacle golf balls. Our service includes design capabilities, special packaging options and fast turnaround times. The majority of custom imprinting is done for corporate logos, as there has long been a strong connection between the business community and golf.  Custom imprinted golf balls represented over 30% of our global net golf ball sales for the year ended December 31, 2017.

Titleist Golf Clubs, Wedges and Putters

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

We view and operate the Titleist golf club business in three distinct categories: clubs (which includes drivers, fairways, hybrids and irons), wedges and putters. Our products are generally priced at or above the premium price points in the marketplace, driven by higher‑end technologies (including design, materials and processes) we employ to generate superior quality and performance. We have different models within each category to address the distinct performance needs of our dedicated golfer target audience. Titleist golf clubs, wedges and putters accounted for $398.0 million, or 26%, $431.0 million, or 27%, and $388.3 million, or 26%, of our total net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

Titleist Clubs

Our current global club line consists of the 917 product line of drivers and fairways, the 818 product line of hybrids and the 718 product line of irons. Every product in our club line features premium, tour‑proven stock shafts and grips, complemented by a broad range of custom options.

Titleist 917 drivers and fairways are designed to deliver superior performance through tour‑proven technologies that increase ball speed, decrease spin, and optimize flight without sacrificing forgiveness. We design our drivers and fairways to deliver complete performance with tour‑preferred looks, sound and feel, and we offer the ability to precisely fit individual golfers’ needs.

Titleist 818 hybrids generate long game performance through advanced technology. The advanced features of our hybrids aim to facilitate precision fitting and generate high ball speed, low spin and high launch for increased distance and forgiveness.

Titleist 718 irons are innovative, technologically advanced products designed to deliver distance, forgiveness, proper shot control and feel. While we offer stock set configurations for our iron sets, a significant portion of our worldwide iron sales are custom fit to help deliver a better fit and performance.

Vokey Design Wedges

Bob Vokey champions the Titleist wedge effort by creating high performance wedges to meet the demands of dedicated golfers and the best players in the world. The Vokey Design wedge product offering is a compilation of the most popular wedges resulting from Bob Vokey’s hands‑on work with golf’s best players to develop shapes and soles that address varying techniques and course conditions. In total, we offer 23 unique loft, sole grind and bounce combinations and three unique finishes to create golf’s most complete wedge product performance range. In addition, Vokey’s online Wedgeworks program promotes limited edition models and allows golfers to customize and personalize their wedges. Vokey Design wedges are the most played wedges by tour professionals.

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

Using the scottycameron.com website as an information and services hub, we offer the opportunity to connect more closely with the Scotty Cameron brand. Golfers can customize and personalize their putter(s) in the online Scotty Cameron Custom Shop. Through the popular “Club Cameron” loyalty program and Scotty’s online “Studio Store,” brand fans can purchase unique Scotty Cameron accessories. In 2014, we also opened the Scotty Cameron Gallery in Encinitas, California, and in 2016, we entered into a license agreement whereby a third party opened and operates a similar facility in Tokyo, Japan. Each of these facilities is a premium retail boutique which offers consumers the ability to experience the tour fitting process as well as purchase unique accessory items.

Titleist Golf Gear

We offer a diversified portfolio of Titleist‑branded performance golf gear across the golf bags, headwear, gloves, travel gear, head covers and other golf gear categories. Our golf gear is focused on superior performance and quality excellence, which is the mission of any product bearing the Titleist brand name.

Titleist golf gear products are designed and engineered using premium materials, paying particular attention to superior performance, function and style. We focus on the design and development of golf bags, headwear, gloves, travel gear, head covers and other golf gear. We provide personalization and customization within each category of Titleist golf gear, as well as certain licensed products, in order to meet the needs of the dedicated golfer and as part of our service to our accounts. We believe the golf gear business represents a sizable but highly fragmented opportunity with numerous competitors in each product category and geographical market. Titleist golf gear, which includes golf bags, headwear, golf gloves, travel gear, head covers and other golf gear, accounted for $142.9 million, or 9%, $136.2 million, or 9%, and $129.4 million, or 9%, of our net sales for the years ended December 31, 2017, 2016 and 2015, respectively.

FootJoy Golf Wear

FootJoy is one of golf’s leading performance wear brands, which consists collectively of golf shoes, gloves and apparel. Net sales of FootJoy products for the years ended December 31, 2017, 2016 and 2015 were $437.5 million, $433.1 million, and $418.9 million, respectively, in each case approximately 28% of our total net sales.

FootJoy Golf Shoes

FootJoy is the #1 shoe in golf and has been the #1 shoe on the PGA Tour for over six decades. With an exclusive focus on golf, FootJoy shoes are designed, developed and manufactured for all golfers in all golf shoe categories, including traditional, casual, athletic and spikeless.

The golf shoe category is one of the most demanding of all wearables, as golf shoes must perform in all weather conditions, including extreme temperature and moisture exposure; be resistant to pesticides and fungicides; withstand frequent usage and extensive rounds of play; and provide consistent comfort, support and protection to the golfer in an average of over five miles in a walked round. Hence, golf shoes require extensive knowledge and expertise in foot morphology, walking and swing biomechanics, material science and application and sophisticated manufacturing and construction techniques.

Golf shoes are also a style and fashion driven category. FootJoy offers a large assortment of styles to suit the needs and tastes of all golfers. The breadth and scope of the FootJoy product line is commensurate with its leading sales position. To maintain and grow this leadership position in the category, new product launches and new styles comprise over 50% of its offerings each year in all significant markets around the world.

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

FootJoy Outerwear and Apparel

FootJoy’s most recent brand extensions have been the entry into the golf outerwear and golf apparel markets. FootJoy’s goal for outerwear is to “make every day playable” and extend the golf season by providing products for rain, wind and cold conditions. FootJoy entered the outerwear category in 1996 with innovative designs and materials, became the leader in net sales in the United States by 2005 and still holds this position today.

FootJoy more broadly entered the U.S. women’s golf apparel market in early 2016 under the trademark Golfleisure. The styling is appropriate for golf and inspired by the current athleisure segment of women’s apparel in other categories and uses.

Product Launch Cycles

We maintain differentiated and disciplined product launch cycles across our portfolio, which we believe has contributed to stable and resilient growth over the long‑run. This approach gives our R&D teams a period of time we believe is necessary to develop superior performing products versus the prior generation models. As a result, we are able to manage our product transitions and inventory from one generation to the next more efficiently and effectively, both internally and with our trade partners.

Product introductions generally stimulate net sales as the golf retail channel takes on inventory of new products. Reorders of these new products then depend on the rate of sell‑through. Announcements of new products can often cause our customers to defer purchasing additional golf equipment until our new products are available. The varying product introduction cycles may cause our results of operations to fluctuate as each product line has different volumes, prices and margins.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting our Results of Operations – Product Launch Cycles”, Item 7 of Part II to this report, for further information surrounding our product launch cycles.

Manufacturing

Our manufacturing processes and management of supply chain operations ensure consistency of product performance and quality. We own or control the design, sourcing, manufacturing, packaging and distribution of our products.

Our manufacturing network is comprised of our owned facilities and partners around the globe. Our scale and global reach are intended to enable us to maximize cost efficiency, reduce lead time, provide regional customization and gain insights into local markets.

We have three company‑owned and operated golf ball manufacturing facilities, two located in the United States and one in Thailand, encompassing approximately 600,000 total square feet with sufficient production capacity to meet anticipated growth. We also have local custom golf ball imprinting operations in the United States, Japan, Canada, the United Kingdom (“U.K.”) (servicing the U.K., Ireland and continental Europe), Korea and China. We utilize local vendors for imprinting capabilities in other geographic markets.

We assemble clubs at six global locations, allowing us to provide custom fitted golf clubs with regional customization with efficient turnaround times. Each of our six custom manufacturing locations is responsible for supply chain execution for golf clubs and wedges, from forecast generation to component procurement to club assembly and distribution, allowing each region to respond to market specific needs or trends. Scotty Cameron putters are assembled solely at our Carlsbad, California manufacturing facility.

We own and operate the largest golf glove manufacturing operation in the world in Chonburi, Thailand, where we manufacture both FootJoy and Titleist golf gloves. The factory produces over 10 million FootJoy and Titleist gloves annually.

All of our FootJoy golf shoes are manufactured in a 525,000 square foot facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest with the remaining 60% owned by our long‑standing Taiwan supply partners. In our consolidated financial statements, we consolidate the accounts of this joint venture, which is a variable interest entity, or VIE. The joint venture was established in 1995 and has been in its current facility since 2000. The sole purpose of the joint venture is to manufacture our golf shoes and as such we are deemed to be the primary beneficiary of the VIE as defined by ASC 810. The multi‑floor/multi‑building complex owned by the joint venture is devoted exclusively to FootJoy golf shoes, has production capacity of nearly five million pairs per annum. See “Notes to Consolidated Financial Statements– Note 2– Summary of Significant Accounting Policies – Variable Interest Entities,” Item 8 of Part II included elsewhere in this report, for a discussion of our FootJoy golf shoe joint venture and the material terms of the agreement which governs such joint venture arrangement.

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

Our sales and distribution takes a “category management” approach that encompasses all aspects of customer service and fulfillment, including product selection; space and display planning; sales staff training; and inventory control and replenishment. Each sales representative advises on topics such as shop layout, merchandise display techniques and effective use of signage and product information and methods of improving inventory turns and sales conversions through merchandising. Our sales force has been recognized worldwide for its professionalism and service excellence.

We employ over 370 sales representatives worldwide, who are compensated through a combination of salary and a performance bonus. We currently service nearly 30,000 direct accounts worldwide. In both our direct sales and distributor markets, our trade partners are subject to our redistribution policy.

Supplementing our core field sales partnerships are certain Internet‑based initiatives. In Canada and certain European markets in 2017, we launched eCommerce websites for FootJoy.  In the U.S. in 2016, we launched eCommerce websites for FootJoy and the MyProV1.com online golf shop.

Marketing

Throughout our history, we believe our commitment to marketing has helped further elevate our brands and strengthen our reputation for product performance and quality, with a particular focus on the perception of dedicated golfers. Our strategy is to deliver equipment that is superior in performance and quality, validated by the pyramid of influence. It is best‑in‑class performance and quality products that earn and maintain dedicated golfers’ loyalty and trust. Our marketing strategy, developed and refined over many years, is to reinforce this loyalty and trust, driving connectivity with our brands.

Seasonality

Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year‑round, with many of our on‑course customers closed during the cold weather months. In general, during the first quarter, we begin selling our products into the golf retail channel for the new golf season. This initial sell‑in generally continues into the second quarter. Our second‑quarter sales are significantly affected by the amount of sell‑through, in particular the amount of higher value discretionary purchases made by customers, which drives the level of reorders of the products sold during the first quarter. Our third‑quarter sales are generally dependent on reorder business, and are generally lower than the second quarter, as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Our fourth‑quarter sales are generally less than the other quarters due to the end of the golf season in many of our key markets, but can also be affected by key product launches, particularly golf clubs. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting our Results of Operations – Product Launch Cycles”, Item 7 of Part II to this report, as well as weather conditions. This seasonality affects sales in each of our reportable segments differently. In general, however, because of this seasonality, a majority of our sales and most of our profitability generally occurs during the first half of the year.

Research and Product Development

Innovating within a highly regulated environment presents unique challenges and opportunities that require a significant investment in people, facilities and financial resources, with separate dedicated R&D teams for each product category. We have six R&D facilities and/or test centers supported by approximately 180 scientists, chemists, engineers and technicians in aggregate. We are committed to continuous improvement and each R&D team is tasked to develop technology that will deliver better quality and performance products in each generation.

For the years ended December 31, 2017, 2016 and 2015 we invested $48.1 million, $48.8 million and $46.0 million, respectively, in R&D.

Patents, Trademarks and Licenses

We consider our patents and trademarks to be among our most valuable assets. We are dedicated to protecting the innovations created by our R&D teams by developing broad and deep patent and trademark portfolios across all product categories.

As a result, we have strong patent positions across our product categories and innovation spaces in which we operate, and have become the leader in obtaining golf ball and golf club patents worldwide. In addition, we believe we have more combined golf shoe and golf glove utility patents than all competitors combined. We have over 1,250 active U.S. utility patents in golf balls, nearly 350 active U.S. utility patents in golf clubs, wedges and putters and approximately 300 active patents (including ex-U.S. and design patents) in golf shoes and gloves.

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

FootJoy’s significant worldwide competitors in golf shoes include Nike, Adidas and Ecco. FootJoy’s primary worldwide competitors in golf gloves include Callaway, Nike, TaylorMade and Adidas and a significant number of smaller companies with regional offerings and specialized golf glove products. In the golf apparel category, FootJoy has numerous competitors in each geographical market, including Nike, Adidas and Under Armour. FootJoy products generally compete on the basis of quality, performance, styling and price.

Environmental Matters

Our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants. In the ordinary course of our manufacturing processes, we use paints, chemical solvents and other materials, and generate waste by‑products that are subject to these environmental laws.  We have incurred expenses in connection with environmental compliance.

We are also involved in ongoing investigations with federal and state environmental protection agencies and expect to incur future costs for past and current environmental issues relating to ongoing closure activities at certain sites.

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

Golf Balls

Historically, the USGA and R&A have regulated the size, weight, spherical symmetry, initial velocity and overall distance performance of golf balls. The overall distance standard was last revised in 2004.

Golf Clubs

The USGA and R&A have also focused on golf club regulations. In 1998, a limitation was placed on the spring‑like effect of driver faces. In 2003, limits were placed on club head dimensions and volume, as well as shaft length. In 2007, club head moment of inertia was limited. A rule change to allow greater adjustability in golf clubs went into effect on January 1, 2008. In August 2008, the USGA and R&A adopted a rule change further restricting golf club grooves by reducing the groove volume and limiting the groove edge angle allowable on irons and wedges. This rule change will not apply to most golfers until January 1, 2024. It was implemented on professional tours beginning in 2010 and was implemented in elite amateur competitions beginning in 2014. All products manufactured after December 31, 2010 must comply with the new groove specifications.

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

Employees

As of December 31, 2017, we employed 5,230 associates worldwide. The geographic concentration of associates is as follows: 2,368 in the Americas, 459 in EMEA, and 2,403 employed in Asia Pacific. None of our associates are represented by a union. We believe that relations with our associates are positive.

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

We generate substantially all of our sales from the sale of golf‑related products, including golf balls, golf clubs, golf shoes, golf gloves, golf gear and golf apparel. The demand for golf‑related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. The number of rounds of golf played in the United States declined from 2006 to 2014 and have been largely flat since then. If golf participation or the number of rounds of golf played declines, sales of our products may be adversely impacted, which could materially adversely affect our business, financial condition and results of operations.

Unfavorable weather conditions may impact the number of playable days and rounds played in a given year.

Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year‑round, with many of our on‑course customers closed during the cold weather months and, to a lesser extent, during the hot weather months. Unfavorable weather conditions in our major markets, such as a particularly long winter, a cold and wet spring, or an extremely hot summer, would impact the number of playable days and rounds played in a given year, which would result in a decrease in the amount spent by golfers and golf retailers on our products, particularly with respect to consumable products such as golf balls and golf gloves.  In addition, unfavorable weather conditions and natural disasters can adversely affect the number of custom club fitting and trial events that we can perform during the key selling period.  Unusual or severe weather conditions throughout the year, such as storms or droughts or other water shortages, can negatively affect golf rounds played both during the events and afterward, as weather damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could impact our sales, which could materially adversely affect our business, financial condition and results of operations. Adverse weather conditions may have a greater impact on us than other golf equipment companies as we have a large percentage of consumable products in our product portfolio, and the purchase of consumable products is generally more dependent on the number of rounds played in a given year.

Consumer spending habits and macroeconomic factors may affect the number of rounds of golf played and related spending on golf products.

Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to spend their time and money to play golf and make discretionary purchases of golf products when economic conditions are favorable and when consumers feel confident and prosperous. Discretionary spending on golf and the golf products we sell is affected by consumer spending habits as well as by many macroeconomic factors, including general business conditions, stock market prices and volatility, corporate spending, housing prices, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Consumers may reduce or postpone purchases of our products as a result of shifts in consumer spending habits as well as during periods when economic uncertainty increases, disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A future significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affects consumer discretionary spending, whether in the United States or in our international markets, could result in reduced sales of our products, which could materially adversely affect our business, financial condition and results of operations.

Demographic factors may affect the number of golf participants and related spending on our products.

Golf is a recreational activity that requires time and money and different generations and socioeconomic and ethnic groups use their leisure time and discretionary funds in different ways. Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among the current “gen‑x” (age 30 – 49) and “baby boomer” (age 50 – 69) generations. If golf participation or the number of rounds of golf played declines, due to factors such as demographic changes in the United States and our international markets or lack of interest in the sport among young people or certain socioeconomic and ethnic groups, sales of our products could be negatively impacted, which could materially adversely affect our business, financial condition and results of operations.

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

We rely on a sole or limited number of third‑party suppliers and manufacturers for many of our raw materials and the components in our golf balls, golf clubs, golf gloves and certain of our other products. We also use specialized sources for certain of the raw materials used to make our golf gloves and other products, and these sources are limited to certain geographical locations. Furthermore, many of these materials are customized for us and some of our products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. If we were to experience any delay or interruption in such supplies, we may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business, which could materially adversely affect our business, financial condition and results of operations.

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

For the year ended December 31, 2017, $770.4 million of our net sales were generated outside of the United States by our non‑U.S. subsidiaries. Sales by geographic area are included in “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Notes to Consolidated Financial Statements –Note 20 – Segment Information.” Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For the year ended December 31, 2017, approximately 88% of our cost of goods sold incurred by our non‑U.S. subsidiaries were denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries. If the U.S. dollar strengthens against the applicable local currency, more local currency will be needed to purchase the same amount of cost of goods sold denominated in U.S. dollars, which could materially adversely affect our business, financial condition and results of operations.

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

Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. For the year ended December 31, 2017, 49% of our sales were denominated in foreign currencies. In addition, for the year ended December 31, 2017, 31% of our operating expenses were denominated in foreign currencies (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries). Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.  For example, our reported net sales for the 2015 fiscal year were negatively affected by a strengthening U.S. dollar in 2015.

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

These marketplace conditions raise a number of issues that we must successfully manage. For example, we must properly anticipate consumer preferences and design products that meet those preferences, while also complying with significant restrictions imposed by the Rules of Golf (see further discussion of the Rules of Golf below under “– Changes to the Rules of Golf with respect to equipment could materially adversely affect our business, financial condition and results of operations”), or our new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, our R&D and supply chain groups face constant pressures to design, develop, source and supply new products—many of which incorporate new or otherwise untested technology, suppliers or inputs—that perform better than their predecessors while maintaining quality control and the authenticity of our brands. Third, for new products to generate equivalent or greater sales than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in our own inventory. If we do not successfully manage the frequent introduction of new products that satisfy consumer demand, it could adversely affect our business, financial condition and results of operations.

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

Many new regulations on golf balls and golf clubs have been introduced in the past 10 to 15 years, which we believe was one of the most active periods for golf equipment regulation in the history of golf. The USGA and R&A have historically regulated the size, weight and initial velocity of golf balls. More recently, the USGA and R&A have specifically focused on regulating the overall distance of a golf ball. The USGA and R&A have also focused on golf club regulations, including limiting the size and spring‑like effect of driver faces and club head moment of inertia. In the future, existing USGA and/or R&A rules may be altered in ways that adversely affect the sales of our current or future products. If a change in rules was adopted and caused one or more of our current or future products to be nonconforming, sales of such products would be impacted and we may not be able to adapt our products promptly to such rule change, which could materially adversely affect our business, financial condition and results of operations. In addition, changes in the Rules of Golf may result in an increase in the costs of materials that would need to be used to develop new products as well as an increase in the costs to design new products that conform to such rules.

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

We compete against large‑scale global sports equipment and apparel players, Japanese industrials, and more specialized golf equipment and golf wear players, including Callaway, TaylorMade, Ping, Bridgestone, Nike, Adidas and Under Armour. Many of our competitors have significant competitive strengths, including long operating histories, a large and broad consumer base, established relationships with a broad set of suppliers and customers, an established regional or local presence, strong brand recognition and greater financial, R&D, marketing, distribution and other resources than we do. There are unique aspects to the competitive dynamic in each of our product categories and markets. We are not the market leader with respect to certain categories or in certain markets.

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

We primarily sell our products to golf equipment retailers, such as on‑course golf shops, golf specialty stores and other qualified retailers, directly and to foreign distributors. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail golf equipment market, which in turn would negatively impact the liquidity and cash flows of our customers, including the ability of such customers to obtain credit to finance purchases of our products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for our customers as well as a decrease in orders for our products by such customers. A failure by our customers to pay a significant portion of outstanding accounts receivable balances on a timely basis or a decrease in orders from such customers could materially adversely affect our business, financial condition and results of operations.

A decrease in corporate spending on our custom logo golf balls could materially adversely affect our business, financial condition and results of operations.

Custom imprinted golf balls, a majority of which are purchased by corporate customers, represented over 30% of our global net golf ball sales for the year ended December 31, 2017. There has long been a strong connection between the business community and golf but corporate spending on custom logoed balls has remained at lower levels since the 2008 financial crisis. If such corporate spending decreases further, it could impact the sales of our custom imprinted golf balls.

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

On a consolidated basis, no one customer that sells or distributes our products accounted for more than 10% of our consolidated net sales in the year ended December 31, 2017. However, our top ten customers accounted for 20% of our consolidated net sales in the year ended December 31, 2017. Accordingly, the loss of a small number of our large customers, or the reduction in business with one or more of these customers, could materially adversely affect our business, financial condition and results of operations. We do not currently have minimum purchase agreements with these large customers.

In September 2016, Golfsmith International Holdings LP, a specialty golf retailer and one of our largest customers in recent years, announced bankruptcy proceedings. The Golfsmith bankruptcy resulted in a significant disruption to our business in the second half of 2016, as well as the full year of 2017, with the reorganization activities and store closures resulting in less product sell-in to retail.

We cannot predict the impact that the foregoing will have on us or the golf industry in general, and these matters may materially adversely affect our business, financial condition and results of operations.

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

Our brands have worldwide recognition and our success depends on our ability to maintain and enhance our brand image and reputation. In particular, we believe that maintaining and enhancing the Titleist and FootJoy brands is critical to maintaining and expanding our customer base. Maintaining, promoting and enhancing our brands may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us and reduce long‑term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Also, as we seek to grow our presence in existing and expand into new geographic or product markets, consumers in these markets may not accept our brand image and may not be willing to pay a premium to purchase our products as compared to other brands. We anticipate that as our business continues to grow our presence in existing and expand into new markets, maintaining and enhancing our brands may become increasingly difficult and expensive. If we are unable to maintain or enhance the image of our brands, it could materially adversely affect our business, financial condition and results of operations.

Our business operations are subject to seasonal fluctuations, which could result in fluctuations in our operating results and stock price.

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

Our sales can also be affected by the launch timing of new products. Product introductions generally stimulate sales as the golf retail channel takes on inventory of new products. Reorders of these new products then depend on the rate of sell‑through. Announcements of new products can often cause our customers to defer purchasing additional golf equipment until our new products are available. Our varying product introduction cycles, which are described under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations – Cyclicality”, may cause our results of operations to fluctuate as each product line has different volumes, prices and margins.

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

The current U.S. administration has publicly supported certain potential tax and trade proposals, modifications to international trade policy and other changes which may affect U.S. trade relations with other countries. In addition, economic and political uncertainty arose out of the June 23, 2016 vote in the United Kingdom that resulted in the decision to leave the European Union.  It is possible that these or other changes, if enacted, may impact or require us to modify our current business practices. At the present time, it is unclear as to the ultimate impact of these changes, policies or proposals and, as such, we are unable to determine the effect, if any, that such changes, policies or proposals would have on our business.

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

Failure to comply with laws, regulations and policies, including the FCPA or other applicable anti‑corruption legislation, could result in fines and criminal penalties and materially adversely affect our business, financial condition and results of operations.

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

We establish relationships with professional golfers in order to use, validate and promote Titleist and FootJoy branded products. We have entered into endorsement arrangements with members of the various professional tours, including the PGA Tour, the Champions Tour, the LPGA Tour, the European PGA Tour, the Japan Golf Tour and the Korean PGA Tour. We believe that professional usage of our products validates the performance and quality of our products and contributes to retail sales. We therefore spend a significant amount of money to secure professional usage of our products. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash incentives and specially designed products. There is a great deal of competition to secure the representation of tour professionals. As a result, it is expensive to attract and retain such tour professionals and we may lose the endorsement of these individuals, even prior to the expiration of the applicable contract term. The inducements offered by other companies could result in a decrease in usage of our products by professional golfers or limit our ability to attract other tour professionals. A decline in the level of professional usage of our products, or a significant increase in the cost to attract or retain endorsers, could materially adversely affect our business, financial condition and results of operations.

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

If we inaccurately forecast demand for our products, we may manufacture insufficient or excess quantities, which could materially adversely affect our business, financial condition and results of operations.

To reduce purchasing costs and ensure supply, we place orders with our suppliers in advance of the time period we expect to deliver our products. In addition, we plan our manufacturing capacity based upon the forecasted demand for our products. Forecasting the demand for our products is very difficult given the number of SKUs we offer and the amount of specification involved in each of our product categories. For example, in our golf shoe business, we offer a large variety of models as well as different styles and sizes for each model, including over 2,400 SKUs available for men in the United States alone. The nature of our business makes it difficult to adjust quickly our manufacturing capacity if actual demand for our products exceeds or is less than forecasted demand. Factors that could affect our ability to accurately forecast demand for our products include, among others:

•	changes in consumer demand for our products or the products of our competitors;
•	new product introductions by us or our competitors;
•	failure to accurately forecast consumer acceptance of our products;
•	failure to anticipate consumer acceptance of new technologies;
•	inability to realize revenues from booking orders;
•	negative publicity associated with tours or golfers we endorse;
•	unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders placed by retailers;
•	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products;
•	terrorism or acts of war, or the threat thereof, which could adversely affect consumer confidence and spending or interrupt production and distribution of products and raw materials;
•	abnormal weather patterns or extreme weather conditions including hurricanes, floods and droughts, among others, which may disrupt economic activity; and
•	general economic conditions.

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

We use FedEx Corporation, or FedEx, for substantially all ground shipments of products to our U.S. customers. We use ocean shipping services and air carriers for most of our international shipments of products. In addition, many of the components we use to manufacture and assemble our products are shipped to us via ocean shipping and air carrier. If there are changes in trade or tariff laws which result in customs processing delays or any significant interruption in service by such providers or at shipping ports or airports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products or components in a timely and cost‑efficient manner. As a result, we could experience manufacturing delays, increased manufacturing and shipping costs, and lost sales as a result of missed delivery deadlines and product introduction and demand cycles. Any significant interruption in FedEx services, ship services, at shipping ports or air carrier services could materially adversely affect our business, financial condition and results of operations. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing it could materially adversely affect our business, financial condition and results of operations.

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

We are increasingly using websites and social media to interact with consumers and as a means to enhance their experience with our products, including through Vokey.com and ScottyCameron.com. In Canada and certain European markets, we launched eCommerce websites for FootJoy in 2017.  In addition, in the U.S. we launched our FootJoy and MyProV1.com eCommerce initiatives in 2016. In our eCommerce services, we process, store and transmit customer data. We also collect consumer data through certain marketing activities. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or consumers to a risk of loss or misuse of such information, result in litigation or potential liability for us and otherwise materially adversely affect our business, financial condition and results of operations. Further, our eCommerce business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, eCommerce and electronic devices. Existing and future laws and regulations, or new interpretations of these laws, may adversely affect our ability to conduct our eCommerce business.

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

Our goodwill and identifiable intangible assets, which consist of goodwill from acquisitions, trademarks, patents, completed technology, customer relationships, licensing fees, and other intangible assets, represented 38.6% of our total assets as of December 31, 2017.

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

Goodwill and identifiable intangible assets are deemed impaired when their carrying value exceeds their fair value.  If a significant amount of our goodwill and identifiable intangible assets were deemed to be impaired, our business, financial condition and results of operations could be materially adversely affected.

Our current senior management team and other key employees are critical to our success and if we are unable to attract and/or retain key employees and hire qualified management, technical and manufacturing personnel, our ability to compete could be harmed.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team and our other key employees. Our executives are experienced and highly qualified with strong reputations and relationships in the golf industry, and we believe that our management team enables us to pursue our strategic goals. Our other key sales, marketing, R&D, manufacturing, intellectual property protection and support personnel are also critical to the success of our business. The loss of the services of any of our senior management team or other key employees could disrupt our operations and delay the development and introduction of our products which could materially adversely affect our business, financial condition and results of operations. We do not have employment agreements with any of the members of our senior management team, except for David Maher, our President and CEO. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees.

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

We have historically grown our business by expanding into additional international markets, but such growth does not always work out as anticipated and there is no assurance that we will be successful in the existing international markets where we are currently seeking to grow our presence, including China, or the new international markets we plan to enter. Our business, financial condition and results of operations could be materially adversely affected if we do not achieve the international growth that we anticipate.

We are exposed to a number of different tax uncertainties, including potential changes in tax laws, unanticipated tax liabilities and limitations on utilization of tax attributes after any change of control, which could materially adversely affect our business, financial condition and results of operations.

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Changes to or promulgation of new tax laws, interpretive regulations, other tax or accounting guidance could significantly impact how we are taxed on both U.S. and foreign earnings. Transactions that we have arranged in light of current tax rules could have adverse consequences if those tax rules change, and the imposition of any new or increased tariffs, duties and taxes could materially adversely affect our business, financial condition and results of operations.

Our effective tax rates in the future could be adversely affected by a number of factors, including changes in the expected geographic mix of earnings in countries with differing statutory tax rates, changes in the valuation and realizability of deferred tax assets and liabilities, changes to or issuance of new tax laws, interpretive regulations, notices or other administrative practices, principles, or guidance, changes to or issuance of new accounting guidance, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, and the outcome of income tax audits in various jurisdictions around the world. Finally, foreign governments may enact tax laws in response to the recently enacted U.S. tax reform legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) that could result in further changes to global taxation and materially affect our financial position and results of operations.

The 2017 Tax Act significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, judgments to be made in interpretation of the provisions of the 2017 Tax Act, estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes, such as foreign tax credits and research tax credits, to offset its post‑change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in the Company’s ownership by “5‑percent shareholders” that exceeds 50 percentage points over a rolling three‑year period. Similar rules apply under state tax laws. We may experience an ownership change from future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use pre‑change net operating loss carryforwards or other pre‑change tax attributes to offset U.S. federal and state taxable income and taxes may be subject to incremental limitations.

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

We are also subject to the audit or examination of our tax returns by the IRS and other tax authorities whereby tax authorities could impose additional tariffs, duties, taxes, penalties and interest on us. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable and our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements and our financial results for the period or periods for which the applicable final determinations are made.

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

Changes to the overall international tax environment, as well as changes to some of the tax laws of the foreign jurisdictions in which we operate, are expected as a result of the Base Erosion and Profit Shifting project (“BEPS”), undertaken by the Organisation for Economic Co‑operation and Development (“OECD”). The OECD, which represents a coalition of member countries that encompass many of the jurisdictions in which we operate, has promulgated recommended changes to numerous long standing international tax principles through its BEPS project. It is expected that jurisdictions in which we do business may continue to react to the BEPS initiative by enacting tax legislation, and our business could be materially impacted. Our transfer pricing arrangements and principles are reviewed annually; changes may need to be incorporated as the BEPS principles are fully implemented on a global basis.

Our insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We carry various types of insurance, including general liability, auto liability, workers’ compensation, cyber and excess umbrella, from highly rated insurance carriers on all of our properties. We believe that the policy specifications and insured limits are adequate for foreseeable losses with terms and conditions that are reasonable and customary for similar businesses and are within industry standards. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self‑insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to compensate us for the losses we incur or any costs for which we are responsible. In addition, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we maintain business interruption insurance, but there can be no assurance that the coverage for a severe or prolonged business interruption would be adequate and the deductibles for such insurance may be high. These losses, if they occur, could materially adversely affect our business, financial condition and results of operations.

We are subject to product liability, warranty and recall claims, and our insurance coverage may not cover such claims.

Our products expose us to warranty claims and product liability claims if products we manufacture, sell or design actually or allegedly fail to perform as expected, or the use of those products results, or is alleged to result, in personal injury, death or property damage. Further, we or one or more of our suppliers might not adhere to product safety requirements or quality control standards, and products may be shipped to retail partners before the issue is identified. If this occurs, we may have to recall our products to address performance, compliance or other safety related issues. The financial costs we may incur in connection with these recalls typically would include the cost of the product being replaced or repaired and associated labor and administrative costs and, if applicable, governmental fines and/or penalties.

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

Our actual product warranty obligations could materially differ from historical rates, which would oblige us to revise our estimated warranty liability accordingly. Adverse determinations of material product liability and warranty claims made against us could materially adversely affect our business, financial condition and results of operations and could harm the reputation of our brands.

We may be subject to litigation and other regulatory proceedings which may result in the expense of time and resources and could materially adversely affect our business, financial condition and results of operations.

From time to time, we are involved in lawsuits and regulatory actions relating to our business, including those relating to intellectual property, antitrust, commercial and employment matters. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the likelihood of such lawsuits or regulatory proceedings occurring or the ultimate outcome of any such proceedings. An unfavorable outcome could materially adversely affect our business, financial condition and results of operations. In addition, any such proceeding, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for doubtful accounts, inventory reserves, impairment of goodwill, indefinite‑lived and long‑lived assets, pension and other post‑retirement benefits, provisions for income taxes, valuation allowances for deferred tax assets, share‑based compensation and derivatives. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

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

As of December 31, 2017, we had $466.9 million of indebtedness. In addition, as of December 31, 2017, we had $254.8 million of availability under our revolving credit facility after giving effect to $10.2 million of outstanding letters of credit and we had $53.8 million available under our local credit facilities. Our high degree of leverage could have important consequences for us, including:

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

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we are unable to generate sufficient cash flows to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. In addition, any refinancing of our indebtedness could be at a higher interest rate, and the terms of our existing or future debt arrangements may restrict us from affecting any of these alternatives. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under the agreement governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness.

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

On September 22, 2017, Magnus entered into a loan agreement (the “New Magnus Loan Agreement”) with certain Korean financial institutions (the “New Magnus Lenders”) which provides for (i) three year term loans in an aggregate amount of Korean Won 399.2 billion (equivalent to approximately $373.7 million, using an exchange rate of $1.00 = Korean Won 1,068.27 as of December 31, 2017) (the “New Magnus Term Loans”) and (ii) a revolving credit loan of Korean Won 10.0 billion (equivalent to approximately $9.4 million, using an exchange rate of $1.00 = Korean Won 1,068.27 as of December 31, 2017) (the “New Magnus Revolving Loan” and, together with the New Magnus Term Loans, the “New Magnus Loans”). The New Magnus Loans are secured by a pledge on all of our common stock owned by Magnus, which consists of 39,345,151 shares (the “Magnus Shares”), or 52.6% of our outstanding common stock. The shares of our common stock owned by Magnus are its only assets.

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

It is expected that a portion of the interest payments on the New Magnus Loans, and potential future dividend or interest obligations under any equity or debt used to refinance the New Magnus Loans, will be funded using proceeds from dividends, if any, received on our common stock. See “Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy.” There can be no assurance that we will be able to make such dividend payments on our common stock. See “Risks Related to Ownership of Our Common Stock— We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock” below. There can be no assurance that Magnus will be able to make the interest payments on the New Magnus Loans, or any potential future dividend or interest obligations under any equity or debt used to refinance the New Magnus Loans. If Magnus is unable to pay interest on the New Magnus Loans on an interest payment date, the principal and accrued interest on the New Magnus Loans becomes automatically due and payable. At maturity (or an earlier date if subject to acceleration), Magnus will be required to raise additional funds to pay the additional amounts of interest incurred, which it may be unable to do. There may be similar obligations under any financing used to refinance the New Magnus Loans in the future.

If the LTV Ratio covenant or other applicable provisions of the New Magnus Loan Agreement are breached and the New Magnus Loans are accelerated, or if Fila Korea or Magnus are unable to make payments on the New Magnus Loans when due or are unable to raise the funds necessary to pay the amounts owed on the New Magnus Loans at maturity (or an earlier date if subject to acceleration), or if Magnus otherwise fails to pay the amounts due on the New Magnus Loans at maturity (or an earlier date if subject to acceleration), the New Magnus Lenders can foreclose on the Magnus Shares. Any such foreclosure may be undertaken in accordance with Korean law and may result, under certain circumstances, in the sale or other transfer of up to 52.6% of our common stock. See “The creditor and insolvency laws of Korea are different from U.S. laws and the outcome of any foreclosure, liquidation, bankruptcy or other restructuring proceeding may be unpredictable” below. Any such sale could have a significant impact on our shareholding structure and our corporate governance and could materially decrease the market price of shares of our common stock. In addition, the perception that such a sale could occur could materially depress the market price of shares of our common stock. See “Risks Related to Ownership of Our Common Stock—Future sales, or the perception of future sales, by us or our existing shareholders in the public market could cause the market price for our common stock to decline” below. There may be similar obligations under any financing used to refinance the New Magnus Loans in the future and failure to satisfy such obligations could result in the same consequences as discussed above.

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

Any of the potential sales, foreclosures, liquidations or other transfers of our common stock discussed above may result in a change of control under certain outstanding agreements, including as a result of the acquisition of a significant portion of our common stock by any individual, entity or group, which could result in a default under such agreements. Under our credit agreement, it is a change of control if any person (other than certain permitted parties, including Fila Korea) becomes the beneficial owner of 35% or more of our outstanding common stock. In the event of a foreclosure on the pledged shares of our common stock under the New Magnus Loans, if, in the reasonable opinion of the New Magnus Lenders, foreclosure of 35% of our outstanding common stock less one share of our common stock (the “Foreclosure Threshold Amount”) will be sufficient to fully satisfy the principal and interest of the New Magnus Loans, only the Foreclosure Threshold Amount will be permitted for such foreclosure. If the Foreclosure Threshold Amount is insufficient to fully satisfy the principal and interest of the New Magnus Loans, there will be no limitation on the amount of our pledged shares of common stock that may be foreclosed. As a result, if the New Magnus Lenders or a third party were to acquire beneficial ownership of 35% or more of our outstanding common stock pursuant to an event of default under the New Magnus Loans, it would result in a change of control under our credit agreement, which is an event of default that could result in the acceleration of all outstanding indebtedness and the termination of all commitments under our credit agreement and would allow the lenders under our credit agreement to enforce their rights with respect to the collateral granted by us, including the stock of our subsidiary, Acushnet Company. Upon the exercise of such rights, it is uncertain whether we and our subsidiary, Acushnet Company, would be able to refinance the indebtedness and replace the commitments under our credit agreement on comparable terms or at all. If we are unable to refinance our credit agreement, we may need to dispose of assets or operations or issue equity to obtain necessary funds to repay the outstanding indebtedness under our credit agreement. The resulting impairment of our liquidity position could also materially depress our stock price. In addition, a change of control under our outstanding equity award agreements and other employment arrangements may result in the vesting of outstanding equity awards and the acceleration of benefits or other payments under certain employment arrangements. A change of control may also result in a default or other negative consequence under our other outstanding agreements or instruments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Magnus, which is wholly‑owned by Fila Korea, beneficially owns approximately 52.6% of our common stock. Fila Korea is able to control the election and removal of our directors and thereby effectively determine, among other things, the payment of dividends, our corporate and management policies, including potential mergers or acquisitions or asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws, and other significant corporate transactions for so long as Magnus retains significant ownership of us. So long as Magnus continues to own a significant amount of our voting power, even if such amount is less than 50%, Fila Korea will continue to be able to strongly influence or effectively control our decisions. The interests of Fila Korea and Magnus may not coincide with the interests of other holders of our common stock.

By controlling the election and removal of our directors, Fila Korea is able to effectively determine the payment of dividends on our common stock. In light of its interest obligations under the New Magnus Loans, and potential future dividend or interest obligations under any equity or debt used to refinance the New Magnus Loans, Magnus may cause us to pay dividends on our common stock at times or in amounts that may not be in the best interest of us or other holders of our common stock. See “Risks Related to Ownership of our Common Stock—We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock” below.

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

In the past, in order to fund the operations of or otherwise provide financing for its own business, Fila Korea has pledged its interest in the common stock of Magnus, and Fila Korea may pledge or borrow against shares of the common stock of Magnus in the future. If Fila Korea defaults under any such pledge or borrowing and the lenders foreclose on the pledged shares of Magnus common stock, they may seek to sell the pledged shares of Magnus common stock, or seek to acquire and to sell a portion of our common stock owned by Magnus. Any such sale, or the perception that such a sale could occur, could alter the voting power of Magnus directly and of us indirectly, and/or decrease the market price of shares of our common stock. The interests of the secured parties who exercise foreclosure may differ from those of other holders of our common stock.

The creditor and insolvency laws of Korea are different from U.S. bankruptcy laws and the outcome of any foreclosure, liquidation, bankruptcy or other restructuring proceeding may be unpredictable.

Fila Korea and Magnus are organized under the laws of the Republic of Korea. The creditor, bankruptcy, insolvency and other relevant laws of Korea are materially different from those of the United States. Any foreclosure, liquidation, bankruptcy or other restructuring proceeding involving Fila Korea or Magnus may be unpredictable and would not involve the same timing or procedures, and may not result in the same outcome, as a proceeding under U.S. law.

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

Magnus, which is wholly‑owned by Fila Korea, controls 39,345,151 shares, or approximately 52.6%, of our common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Although we do not currently avail ourselves of exemptions available to controlled companies and do not currently expect to avail ourselves of these exemptions, we may utilize one or more of these exemptions in the future. As a result, we may not have a majority of independent directors, our nominating/corporate governance committee and compensation committee may not consist entirely of independent directors, and such committees will not be subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

If we are unable to maintain effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements, which could have a material adverse effect on our business and stock price.

As disclosed in “Controls and Procedures”, Item 9A of Part II to this report, in connection with the audit of our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014, we identified material weaknesses in our internal control over financial reporting which resulted in several audit adjustments to our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In response to the identified material weaknesses, we took a number of actions to improve our internal control over financial reporting during the year ended December 31, 2017.  Management believes that, as a result of the implementation of these actions during the year ended December 31, 2017, our remediation efforts have been successful, and that the previously identified material weaknesses in our internal controls have been remediated. However, while these material weaknesses have been remediated, we continue to seek improvements to enhance our control environment and to strengthen our internal controls to provide reasonable assurance that our financial statements continue to be fairly stated in all material respects.

However, if we fail to maintain effective internal controls over financial reporting or if we identify additional material weaknesses in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial statements which could cause the market price of our common stock to decline, and we could become subject to sanctions or investigations by the stock exchange upon which our common stock is listed, the SEC or other regulatory authorities, and we could be delayed in delivering financial statements, which could result in a default under the agreements governing our indebtedness.

We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock.

We intend to pay cash dividends on our common stock, subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we expect to pay dividends, if any, only from funds we receive from our subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Certain of our existing agreements governing indebtedness, including our credit agreement, restrict our ability to pay dividends on our common stock. We expect that any future agreements governing indebtedness will contain similar restrictions. For more information, see “Item 5. – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy” and “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.”

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

As of December 31, 2017, we had 425,520,681 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities convertible into, exchangeable for, or exercisable into our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have 7,804,279 shares reserved for issuance under our 2015 Incentive Plan. Any shares of common stock that we issue, under our 2015 Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our existing shareholders.

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

Our material facilities are located worldwide as shown in the table below.

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

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Set forth below is information concerning the Company’s executive officers as of March 7, 2018.

Name	Age	Position
David Maher	50	President and Chief Executive Officer
Mary Lou Bohn	57	President, Titleist Golf Balls
Steven Pelisek	57	President, Titleist Golf Clubs
John (Jay) Duke, Jr.	49	President, Titleist Golf Gear
Christopher Lindner	49	President, FootJoy
William Burke	59	Executive Vice President, Chief Financial Officer and Treasurer
Dennis Doherty	60	Executive Vice President, Chief Human Resources Officer
Brendan Gibbons	42	Executive Vice President, Chief Legal Officer and Corporate Secretary
Thomas Pacheco	49	Senior Vice President, Finance and Chief Accounting Officer

David Maher, 50, joined the company in 1991 and was appointed President and Chief Executive Officer of Acushnet Company in 2018.  Prior to that, Mr. Maher was Chief Operating Officer from June 2016 to December 2017, Senior Vice President, Titleist Worldwide Sales and Global Operations from February 2016 to June 2016 and Vice President, Titleist U.S. Sales from 2001 to January 2016.

Mary Lou Bohn, 57, joined the company in 1987 and was appointed President, Titleist Golf Balls in June 2016. Prior to that, Ms. Bohn was Executive Vice President, Titleist Golf Balls and Titleist Communications from February 2016 to June 2016, Vice President, Golf Ball Marketing and Titleist Communications from 2010 to January 2016 and Vice President, Advertising and Communications from 2000 to 2010.

Steven Pelisek, 57, joined the company in 1993 and was appointed President, Titleist Golf Clubs in March 2016. From 2008 to March 2016, he was General Manager, Titleist Golf Clubs. Prior to that, Mr. Pelisek served as Vice President, Club Sales for both the Titleist and Cobra Club brands.

John (Jay) Duke, Jr., 49, joined the company in 2014 and was appointed President, Titleist Golf Gear in 2014. Prior to that, Mr. Duke worked at Hasbro, Inc., a multinational toy and board game company, from 2012 to 2014 where he was Vice President and Global Franchise Leader for Transformers Global Brand. Prior to Hasbro, Mr. Duke was President of Karhu Holdings BV from 2008 to 2012 and prior to that he held senior general management and strategy positions with Karhu Holdings BV and Converse Inc. (a subsidiary of NIKE, Inc.). Mr. Duke also spent time earlier in his career working for Morgan Stanley’s Investment Banking Division and in general management positions with Reebok International Ltd.

Christopher Lindner,  49, joined the company in August 2016 as President, FootJoy. Prior to that, Mr. Lindner worked at Wolverine World Wide Inc., an American footwear manufacturer, from 2010 to August 2016 where he was President of Keds from 2014 to August 2016, Chief Marketing Officer and Senior Vice President of Business Development for Sperry in 2014 and Chief Marketing Officer and Senior Vice President of North America Sales for Saucony from 2010 to 2014. Prior to 2010, Mr. Lindner held various positions with NIKE, including as Vice President of Global Marketing for Converse and Vice President of Global Marketing for Bauer Hockey (both NIKE subsidiaries), and leadership roles with 800.com, Electronic Arts and Rollerblade.

William Burke, 59, joined the company in 1997 and was appointed Executive Vice President, Chief Financial Officer and Treasurer in April 2016 after serving as Senior Vice President and Chief Financial Officer of Acushnet Company since 2003. Prior to that, he served as Vice President and Controller of Acushnet Company. Before joining the company, Mr. Burke held various finance positions at predecessor parent companies Fortune Brands Inc. and American Brands Inc.

Dennis Doherty, 60, joined the company in 1994 and was appointed Executive Vice President, Chief Human Resources Officer in June 2016 after serving as Senior Vice President, Human Resources since 2000. Before joining Acushnet Company, Mr. Doherty held human resource positions at American Brands Inc. and Revlon Health Care Group.

Brendan Gibbons, 42, joined the company in December 2017 as Executive Vice President, Chief Legal Officer and Corporate Secretary.  Mr. Gibbons was Senior Vice President, General Counsel and Secretary of Wolverine World Wide, Inc. from April 2014 to November 2017.  Prior to that, Mr. Gibbons served as Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary of Carter’s, Inc.

Thomas Pacheco, 49, joined the company in April 2017 as Senior Vice President, Finance and Chief Accounting Officer.  Prior to that, Mr. Pacheco was Senior Vice President, Finance and Chief Audit Executive of Dell Technologies from September 2016 to March 2017.   Prior to September 2016, Mr. Pacheco served as Senior Vice President, Finance and Chief Accounting Officer at EMC until it was acquired by Dell Technologies.  He joined EMC in 2005 and held several roles in Finance including Assistant Corporate Controller, CFO - Cloud Services Division and Senior Director of Corporate Accounting and Reporting.

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

The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NYSE:

	Sales Price
	High	Low
Fiscal Year Ending December 31, 2017
Fourth Quarter	$21.48	$16.91
Third Quarter	20.56	15.16
Second Quarter	20.29	16.98
First Quarter	19.87	16.84
Fiscal Year Ending December 31, 2016
Fourth Quarter (from October 28, 2016)	$22.31	$16.90

On March 2, 2018, the last reported sales price of our common stock on the NYSE was $21.06 per share and there were four record holders of our common stock.

Performance Graph

Shareholder Return Comparison

125
120
115
110
105
100
95
90
85
80
75
Jan-17
Feb-17
Mar-17
Apr-17
May-17
Jun-17
Jul-17
Aug-17
Sep-17
Oct-17
Nov-17
Dec-17
Acushnet Holdings Corp.
S&P 500
S&P 500 Consumer Durables & Apparel

Recent Sales of Unregistered Securities

None.

Dividend Policy

We paid a total of $35.7 million in dividends on our common stock during the year ended December 31, 2017. We expect to pay future quarterly cash dividends on our common stock, subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Our dividend policy may be changed or terminated in the future at any time without advance notice. For a description of the restrictions on our ability to pay dividends under our senior secured credit facilities, see  “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements – Note 9 – Debt and Financing Arrangements– Senior Secured Credit Facility.”

We did not declare or pay any dividends on our common stock in 2016 or 2015.

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

We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 presented below from our audited consolidated financial statements included elsewhere in this report. We have derived the consolidated statement of operations data for the years ended December 31, 2014 and 2013 and our consolidated balance sheet data as of December 31, 2015, 2014 and 2013 presented below from our audited consolidated financial statements which are not included in this report. Our historical audited results are not necessarily indicative of the results that should be expected in any future period.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$1,560,258	$1,572,275	$1,502,958	$1,537,610	$1,477,219
Income from operations	166,308	140,836	117,583	104,247	114,897
Net income	96,620	49,515	4,156	25,366	24,313
Less: Net income attributable to noncontrolling interests	(4,506)	(4,503)	(5,122)	(3,809)	(4,677)
Net income (loss) attributable to Acushnet Holdings Corp.	92,114	45,012	(966)	21,557	19,636
Dividends earned by preferred shareholders	—	(11,576)	(13,785)	(13,785)	(13,785)
Allocation of undistributed earnings to preferred shareholders	—	(10,247)	—	(3,866)	(3,225)
Net income (loss) attributable to common shareholders—basic	92,114	23,189	(14,751)	3,906	2,626
Net income (loss) attributable to common shareholders—diluted(1)	92,114	39,664	(14,751)	3,906	2,626
Per Share Data:
Net income (loss) per common share attributable to Acushnet Holdings Corp.—basic(2)	$1.24	$0.74	$(0.74)	$0.23	$0.19
Net income (loss) per common share attributable to Acushnet Holdings Corp.—diluted(3)	1.23	0.62	(0.74)	0.23	0.19
Weighted average number of common shares—basic(2)	74,399,836	31,247,643	19,939,293	16,716,825	13,471,308
Weighted average number of common shares—diluted(3)	74,590,999	64,323,742	19,939,293	16,716,825	13,471,308
Cash dividends declared per common share:	0.48	—	—	—	—
Balance Sheet Data:
Unrestricted Cash(4)	$45,411	$76,058	$54,409	$47,667	$49,257
Current assets less current liabilities, excluding the current portion of our long term debt and EAR Plan liability	407,012	372,684	345,114	339,301	319,445
Total assets	1,727,324	1,736,171	1,758,973	1,762,703	1,745,038
Common stock warrant liability	—	—	22,884	1,818	3,705
Long term debt, net of discount, including current portion, and capital lease obligations(5)	443,689	367,098	797,151	873,542	929,590
EAR Plan liability, including current portion(6)	—	151,511	169,566	122,013	69,927
Total liabilities	879,932	967,348	1,434,431	1,442,747	1,438,708
Convertible Preferred Stock	—	—	131,036	131,036	131,036
Total equity attributable to Acushnet Holdings Corp.	814,728	735,865	160,251	156,587	143,171
Total shareholders' equity	847,392	768,823	193,506	188,920	175,295

(1)

Reflects the impact to net income (loss) attributable to common shareholders of dilutive securities. Diluted net income (loss) attributable to common shareholders for each of the years ended December 31, 2015, 2014, and 2013 does not include the effects of (i) the conversion of our Series A 7.5% redeemable convertible preferred stock (the “Convertible Preferred Stock”) to common shares, which Convertible Preferred Stock automatically converted into an aggregate of 16,542,243 shares of our common stock prior to the closing of our initial public offering, (ii) the conversion of our 7.5% convertible notes due 2021 (the

“Convertible Notes”) to common shares, which Convertible Notes automatically converted into an aggregate of 32,624,820 shares of our common stock prior to the closing of our initial public offering, (iii) the exercise by Fila Korea of our common stock warrants into an aggregate of 3,105,279 shares of our common stock which occurred in July 2016 or (iv) the exercise of then outstanding stock options, as the inclusion of these instruments would have been anti‑dilutive for each of the years ended December 31, 2015, 2014, and 2013.

(2)

Basic net income (loss) per common share attributable to Acushnet Holdings Corp. is computed by dividing (A) net income (loss) attributable to Acushnet Holdings Corp. after adjusting for (i) dividends paid and accrued and (ii) allocations of undistributed earnings to preferred shareholders, by (B) basic weighted average common shares outstanding.

(3)

Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. is computed by dividing (A) net income (loss) attributable to Acushnet Holdings Corp. after adjusting for (i) dividends paid and accrued, (ii) allocations of undistributed earnings to preferred shareholders and (iii) the impact to net income (loss) of any potentially dilutive securities, by (B) the diluted weighted average common shares outstanding, which has been adjusted to include any potentially dilutive securities. Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. for the years ended December 31, 2017 and 2016 includes the potential dilutive securities associated with the Company’s restricted stock units (“RSUs”) and performance stock units (“PSUs”). Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. for each of the years ended December 31, 2015, 2014, and 2013 does not include the effects of (i) the conversion of the Convertible Preferred Stock to common shares, (ii) the conversion of the Convertible Notes to common shares, (iii) the exercise of our then outstanding common stock warrants or (iv) the exercise of then outstanding stock options, as the inclusion of these instruments would have been anti‑dilutive for each of the years ended December 31, 2015, 2014, and 2013.

(4)

Includes cash of $12.1 million, $13.0 million, $10.0 million, $7.7 million and $5.7 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively, related to our FootJoy golf shoe joint venture. See “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies” for further details on our FootJoy golf shoe joint venture.

(5)

Long‑term debt, net of discount, including current portion, and capital lease obligations consists of (i) long‑term debt and capital lease obligations and (ii) the portion of any long‑term debt that is classified as a current liability on our balance sheet, in each case net of any unamortized discount on such outstanding amounts.

(6)

The Equity Appreciation Rights (“EARs”) as structured did not qualify for equity accounting treatment. As such, the liability was re‑measured at each reporting period based on our then‑current projection of our Common Stock Equivalent (“CSE”) value. See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Share‑Based Compensation.” The EAR Plan expired on December 31, 2016 and the outstanding EAR liability of $151.5 million was settled in full by a cash payment to participants during the first quarter of 2017.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Item 1A – Risk Factors” and our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. This discussion contains forward‑looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward‑looking statements. You should carefully read “Forward‑Looking Statements” following the Table of Contents.

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

Our target market is dedicated golfers, who are the cornerstone of the worldwide golf industry. These dedicated golfers are avid and skill‑biased, prioritize performance and commit the time, effort and money to improve their game. We believe our focus on innovation and process excellence yields golf products that represent superior performance and consistent product quality, which are the key attributes sought after by dedicated golfers. Many of the game’s professional players, who represent the most dedicated golfers, prefer our products thereby validating our performance and quality promise, while also driving brand awareness. We seek to leverage a pyramid of influence product and promotion strategy, whereby our products are the most played by the best players, creating aspirational appeal for a broad range of golfers who want to emulate the performance of the game’s best players.

We have demonstrated resilient and stable revenue and Adjusted EBITDA over the past three years, despite challenges related to demographic, macroeconomic, industry disruptions and weather related conditions. Our differentiated focus on performance and quality excellence, enduring connections with dedicated golfers, and favorable and market‑differentiating mix of consumable and durable products have been the key drivers of our consistent financial performance. We have the following reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear; and FootJoy golf wear.

We were incorporated in Delaware on May 9, 2011 as Alexandria Holdings Corp., an entity owned by Fila Korea Co., Ltd. (“Fila Korea”), a leading sport and leisure apparel and footwear company which is a public company listed on the Korea Exchange, and a consortium of investors (the “Financial Investors”) led by Mirae Asset Global Investments, a global investment management firm. We acquired Acushnet Company, our operating subsidiary, from Beam Suntory, Inc. (at the time known as Fortune Brands, Inc.) (“Beam”) on July 29, 2011 (the “Acquisition”). We completed an initial public offering of our common stock in November 2016. See “Notes to Consolidated Financial Statements– Note 2– Summary of Significant Accounting Policies,” Item 8 of Part II, included elsewhere in this report, for disclosures related to our initial public offering and other related transactions.

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

Weather Conditions

Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year‑round, with many of our on‑course customers closed during the cold weather months and, to a lesser extent, during the hot weather months. Unfavorable weather conditions in our major markets, such as a particularly long winter, a cold and wet spring, or an extremely hot summer, would reduce the number of playable days and rounds played in a given year, which would result in a decrease in the amount spent by golfers and golf retailers on our products, particularly with respect to consumable products such as golf balls and golf gloves. In addition, unfavorable weather conditions and natural disasters can adversely affect the number of custom club fitting and trial events that we can perform during the key selling period. Unusual or severe weather conditions throughout the year, such as storms or droughts or other water shortages, can negatively affect golf rounds played both during the events and afterward, as weather damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could impact our sales. Adverse weather conditions may have a greater impact on us than other golf equipment companies as we have a large percentage of consumable products in our product portfolio, and the purchase of consumable products are more dependent on the number of rounds played in a given year.

Economic Conditions

Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to spend their time and money to play golf and make discretionary purchases of golf products when economic conditions are favorable and when consumers feel confident and prosperous. Discretionary spending on golf and the golf products we sell is affected by consumer spending habits as well as by many macroeconomic factors, including general business conditions, stock market prices and volatility, corporate spending, housing prices, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Consumers may reduce or postpone purchases of our products as a result of shifts in consumer spending habits as well as during periods when economic uncertainty increases, disposable income is lower, or during periods of actual or perceived unfavorable economic conditions.

Demographic Factors

Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 and above, currently “gen‑x” (age 30 to 49) and “baby boomers” (age 50 to 69), who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, another promising development in golf has been the generational shift with millennial golfers making their marks at both professional and amateur levels.

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

Product Life Cycles

Titleist Golf Balls Segment

We launch new Titleist golf ball models on a two‑year cycle, with new product launches of Pro V1 and Pro V1x, our premium performance models, generally occurring in the first quarter of odd‑numbered years, with new product launches of our performance models that include Tour Soft and Velocity, generally occurring in the first quarter of even‑numbered years, and with the introduction of DT TruSoft performance model occurring in the third quarter in odd-numbered years. For new golf ball models, sales occur at a higher rate in the year of the initial launch than in the second year. Given the Pro V1 franchise is our highest volume and our highest priced product in this product category, we typically have higher net sales in our Titleist golf ball segment in odd‑numbered years.

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

•	Vokey Design wedges in the first quarter of even‑numbered years, with the majority of sales generated by such new products occurring in the spring and summer of such even‑numbered years; and
•

Scotty Cameron putters in the first quarter, with the Select models launched in even‑numbered years and the Futura models launched in odd‑numbered years, with the majority of sales generated by such new products occurring in the spring and summer of the year in which they are launched.

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

Foreign Currency

For the years ended December 31, 2017, 2016 and 2015, 49%, 49% and 46% of our net sales were generated outside of the United States by our non‑U.S. subsidiaries. Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For the year ended December 31, 2017, approximately 88% of our cost of goods sold incurred by our non‑U.S. subsidiaries was denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries.

In an effort to protect against adverse fluctuations in foreign exchange rates and minimize foreign currency transaction risk, we take an active approach to currency hedging, which includes among other things, entering into various foreign currency exchange contracts, with the primary goal of providing earnings and cash flow stability. As a result of our active approach to currency hedging, we are able to take a longer term view and more flexible approach towards pricing our products and making cost‑related decisions. In taking this active approach, we coordinate with the management teams of our key non‑U.S. subsidiaries on an ongoing basis to share our views on anticipated currency movements and make decisions on securing foreign currency exchange contract positions that are incorporated into our business planning and forecasting processes. Because our hedging activities are designed to reduce volatility, they reduce not only the negative impact of a stronger U.S. dollar but could also reduce the positive impact of a weaker U.S. dollar.

Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. For the year ended December 31, 2017, 49% of our sales were denominated in foreign currencies. In addition, for the year ended December 31, 2017, 31% of our total operating expenses were denominated in foreign currencies (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries). Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.

2016 Customer Event

In September 2016, Golfsmith International Holdings LP, a specialty golf retailer and one of our largest customers in recent years, announced bankruptcy proceedings. The Golfsmith bankruptcy resulted in a significant disruption to our business in the third and fourth quarters of 2016, with the reorganization activities and store closures resulting in less product sell-in to retail. In addition, our 2017 sales were also impacted as a result of liquidation activities and lower retail sell-in resulting from the reduced store count.

Key Performance Measures

We use various financial metrics to measure and evaluate our business, including, among others: (i) net sales on a constant currency basis, (ii) Adjusted EBITDA on a consolidated basis, (iii) Adjusted EBITDA margin on a consolidated basis and (iv) segment operating income.

Since a significant percentage of our net sales are generated outside of the United States (49%, 49% and 46% for the years ended December 31, 2017, 2016 and 2015, respectively), we use net sales on a constant currency basis to evaluate the sales performance of our business in period over period comparisons and for forecasting our business going forward. Constant currency information allows us to estimate what our sales performance would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency sales and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. This constant currency information should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP. Our presentation of constant currency information may not be consistent with the manner in which similar measures are derived or used by other companies.

We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, income tax expense, depreciation and amortization, the expenses relating to the Acushnet Company Equity Appreciation Rights Plan, as amended (the “EAR Plan”), share-based compensation expense, a one-time executive bonus, restructuring charges, certain transaction fees, indemnification expense (income) from Beam, (gains) losses on the fair value of our common stock warrants, certain other non-cash (gains) losses, net and the net income relating to noncontrolling interests in our FootJoy golf shoe joint venture. Adjusted EBITDA is not a measurement of financial performance under GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items, or affected by similar non‑recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.

We also use Adjusted EBITDA margin on a consolidated basis, which measures our Adjusted EBITDA as a percentage of net sales, because our management uses it to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA margin as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is not a measurement of financial performance under GAAP. It should not be considered an alternative to any measure of performance derived in accordance with GAAP. In addition, Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items, or affected by similar non‑recurring items. Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of Adjusted EBITDA margin is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.

Lastly, we use segment operating income to evaluate and assess the performance of each of our reportable segments and to make budgeting decisions.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations.

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net sales	$1,560,258	$1,572,275	$1,502,958
Cost of goods sold	759,466	773,550	727,120
Gross profit	800,792	798,725	775,838
Operating expenses:
Selling, general and administrative	579,837	600,804	604,018
Research and development	48,148	48,804	45,977
Intangible amortization	6,499	6,608	6,617
Restructuring charges	—	1,673	1,643
Income from operations	166,308	140,836	117,583
Interest expense, net	15,709	49,908	60,294
Other (income) expense, net	(1,077)	1,706	25,139
Income before income taxes	151,676	89,222	32,150
Income tax expense	55,056	39,707	27,994
Net income	96,620	49,515	4,156
Less: Net income attributable to noncontrolling interests	(4,506)	(4,503)	(5,122)
Net income (loss) attributable to Acushnet Holdings Corp.	$92,114	$45,012	$(966)

Adjusted EBITDA:
Net income (loss) attributable to Acushnet Holdings Corp.	$92,114	$45,012	$(966)
Income tax expense	55,056	39,707	27,994
Interest expense, net	15,709	49,908	60,294
Depreciation and amortization	40,871	40,834	41,702
EAR Plan(a)	—	6,047	45,814
Shared-based compensation(b)	15,285	14,494	5,789
One-time executive bonus(c)	—	7,500	—
Restructuring charges(d)	—	1,673	1,643
Transaction fees(e)	686	16,817	2,141
Beam indemnification expense (income)(f)	177	(2,174)	(3,007)
Losses on the fair value of our common stock warrants(g)	—	6,112	28,364
Other non-cash gains, net	(1,036)	(592)	(169)
Nonrecurring income(h)	—	(1,467)	—
Net income attributable to noncontrolling interests(i)	4,506	4,503	5,122
Adjusted EBITDA	$223,368	$228,374	$214,721
Adjusted EBITDA margin	14.3%	14.5%	14.3%

(a)

Reflects expenses related to the EARs granted under our EAR Plan and the remeasurement of the liability at each reporting period based on the then-current projection of our common stock equivalent value (as defined in the EAR Plan). See “—Critical Accounting Policies and Estimates—Share-Based Compensation.”  The EAR Plan expired on December 31, 2016.

(b)

For the years ended December 31, 2017 and December 31, 2016, reflects compensation expenses with respect to equity-based grants under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan. For the year ended December 31, 2015, reflects compensation expense associated with the exercise of substitute stock options by an executive, which were granted in connection with the Acquisition. All such stock options have been exercised.

(c)	In the first quarter of 2016, our then President and Chief Executive Officer was awarded a cash bonus in the amount of $7.5 million as consideration for past performance.

(d)	Reflects restructuring charges incurred in connection with the reorganization of certain of our operations in 2016 and 2015.
(e)

Reflects certain fees and expenses we incurred in 2017, 2016 and 2015 in connection with our public offerings and legal fees relating to a dispute arising from the indemnification obligations owed to us by Beam in connection with the Acquisition.

(f)	Reflects the non‑cash charges related to the indemnification obligations owed to us by Beam that are included when calculating net income (loss) attributable to Acushnet Holdings Corp.
(g)	Fila Korea exercised all of our outstanding common stock warrants in July 2016 and we used the proceeds from such exercise to redeem all of our outstanding 7.5% bonds due 2021.
(h)	Reflects legal judgment in favor of us associated with the Beam value‑added tax dispute recorded in other (income) expense.
(i)	Reflects the net income attributable to the interest that we do not own in our FootJoy golf shoe joint venture.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Net Sales

Net sales decreased by $12.0 million, or 0.8%, to $1,560.3 million for the year ended December 31, 2017 compared to $1,572.3 million for the year ended December 31, 2016. On a constant currency basis, net sales would have decreased by $3.1 million, or 0.2%, to $1,569.2 million. The decrease in net sales on a constant currency basis resulted from a decrease of $29.8 million in net sales of Titleist golf clubs primarily resulting from lower sales volumes of drivers and fairways, coupled with wedges which were in their second model year. These net sales decreases were partially offset by an increase of $8.6 million in FootJoy golf wear driven by sales volume increases in FootJoy apparel and an increase of $7.1 million in net sales of Titleist golf gear primarily due to higher average selling prices across all product categories. The remaining change in net sales was primarily due to sales volume growth of products sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
United States	$789,879	$804,516	$(14,637)	(1.8)%	$(14,637)	(1.8)%
EMEA	205,200	210,088	(4,888)	(2.3)%	2,003	1.0%
Japan	201,264	219,021	(17,757)	(8.1)%	(10,007)	(4.6)%
Korea	200,394	175,956	24,438	13.9%	19,919	11.3%
Rest of world	163,521	162,694	827	0.5%	(410)	(0.3)%
Total sales	$1,560,258	$1,572,275	$(12,017)	(0.8)%	$(3,132)	(0.2)%

Net sales in the United States decreased by $14.6 million, or 1.8%, to $789.9 million for the year ended December 31, 2017 compared to $804.5 million for the year ended December 31, 2016. This decrease in net sales in the United States resulted from a decrease of $10.5 million in net sales of Titleist golf clubs and a decrease of $3.3 million in net sales of Titleist golf balls. Net sales in the United States were impacted by a reduced store count as a result of the continued impact of retail channel disruptions that occurred in 2016 as well as unfavorable weather conditions which negatively impacted both rounds of play and golf club fitting and trial activities.

Our sales in regions outside of the United States increased by $2.6 million, or 0.3%, to $770.4 million for the year ended December 31, 2017 compared to $767.8 million for the year ended December 31, 2016. On a constant currency basis, net sales in such regions would have increased by $11.5 million, or 1.5%, to $779.3 million, driven by an increase of $10.4 million in net sales of FootJoy golf wear, an increase of $6.2 million in net sales of Titleist golf gear, and an increase of $3.0 million in net sales of Titleist golf balls, largely offset by a decrease of $19.3 million in net sales of Titleist golf clubs. The remaining increase in net sales was due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

More information on our net sales by reportable segment and by region can be found in “Notes to Consolidated Financial Statements – Note 20—Segment Information.”

Gross Profit

Gross profit increased by $2.1 million to $800.8 million for the year ended December 31, 2017 compared to $798.7 million for the year ended December 31, 2016. Gross margin increased to 51.3% for the year ended December 31, 2017 compared to 50.8% for the year ended December 31, 2016. The increase in gross profit was largely driven by an increase in gross profit from our products not allocated to one of our four reportable segments and a $5.4 million increase in gross profit in FootJoy golf wear primarily due to sales volume increase in apparel. These increases were largely offset by a decrease of $18.1 million in Titleist golf clubs primarily resulting from lower sales volumes of drivers and fairways, coupled with wedges which were in their second model year. The increase in gross margin was primarily driven by a gross margin increase in the FootJoy golf wear segment and from our products not allocated to one of our four reportable segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $21.0 million to $579.8 million for the year ended December 31, 2017 compared to $600.8 million for the year ended December 31, 2016. This decrease primarily resulted from $16.8 million in transaction costs primarily related to our initial public offering recorded in the year ended December 31, 2016, the absence of a $7.5 million one-time executive bonus recorded in the first quarter of 2016, a $6.2 million reduction in bad debt expense and the absence of a $5.6 million expense associated with our EAR plan. This was partially offset by an increase of $9.2 million driven by higher consulting, legal and administrative costs and an increase of $6.2 million in selling expenses primarily due to our products not allocated to one of our four reportable segments and from FootJoy golf wear.

Research and Development

R&D expenses decreased by $0.7 million to $48.1 million for the year ended December 31, 2017 compared to $48.8 million for the year ended December 31, 2016. This decrease primarily resulted from the absence of a $0.3 million expense associated with our EAR plan. As a percentage of consolidated net sales, R&D expenses were 3.1%, unchanged from the year ended December 31, 2016.

Intangible Amortization

Intangible amortization expenses were $6.5 million for the year ended December 31, 2017, compared to $6.6 million for the year ended December 31, 2016.

Restructuring Charges

There were no restructuring charges for the year ended December 31, 2017, compared to restructuring charges of $1.7 million for the year ended December 31, 2016.

Interest Expense, net

Interest expense decreased by $34.2 million to $15.7 million for the year ended December 31, 2017 compared to $49.9 million for the year ended December 31, 2016. This decrease primarily resulted from lower average outstanding borrowings during the year ended December 31, 2017 as a result of the conversion of our 7.5% Convertible Notes to common shares prior to the closing of our initial public offering and the redemption of $34.5 million of the principal of our outstanding 7.5% bonds using the proceeds of the exercise of a portion of our outstanding common stock warrants in July 2016. In addition, the average interest rate on outstanding borrowings was lower during the year ended December 31, 2017.

Other (Income) Expense, net

Other (income) expense, net increased by $2.8 million to other income of $1.1 million for the year ended December 31, 2017 compared to other expense of $1.7 million for the year ended December 31, 2016. This change primarily resulted from the recognition of a loss of $6.1 million on the fair value measurement of common stock warrants during the year ended December 31, 2016. The warrants were fully exercised in July 2016 and no warrants were outstanding during the year ended December 31, 2017.  This was partially offset by a decrease in income recorded of $2.4 million related to a change in income tax indemnifications and a $1.5 million decrease related to income recorded during the year ended December 31, 2016 to recognize a favorable legal judgment.

Income Tax Expense

Income tax expense increased by $15.4 million to $55.1 million for the year ended December 31, 2017 compared to $39.7 million for the year ended December 31, 2016. Our ETR was 36.3% for the year ended December 31, 2017, compared to 44.5% for the year ended December 31, 2016. The decrease in ETR primarily resulted from decreases in non-deductible transaction costs, non-cash fair value losses on common stock warrants which are not tax effected, and indemnified tax obligations, offset by the impact due to the reduced US Federal tax rate on deferred tax assets and liabilities and the impact of the US transition tax, both as provided for by the US Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) and changes to the geographical mix of earnings.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $47.1 million to $92.1 million for the year ended December 31, 2017 compared to $45.0 million for the year ended December 31, 2016. This change was primarily a result of lower interest expense and higher income from operations partially offset by higher income tax expense, as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA decreased by $5.0 million to $223.4 million for the year ended December 31, 2017 compared to $228.4 million for the year ended December 31, 2016. Adjusted EBITDA margin decreased to 14.3% for the year ended December 31, 2017 compared to 14.5% for the year ended December 31, 2016.

Segment Results

Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$512,041	$513,899	$(1,858)	(0.4)%	$(310)	(0.1)%
Titleist golf clubs	397,987	430,966	(32,979)	(7.7)%	(29,805)	(6.9)%
Titleist golf gear	142,911	136,208	6,703	4.9%	7,120	5.2%
FootJoy golf wear	437,455	433,061	4,394	1.0%	8,643	2.0%

Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
	2017	2016	$ change	% change
	(in thousands)
Segment operating income(1)
Titleist golf balls	$76,870	$76,236	$634	0.8%
Titleist golf clubs	31,031	50,500	(19,469)	(38.6)%
Titleist golf gear	16,584	12,119	4,465	36.8%
FootJoy golf wear	26,380	18,979	7,401	39.0%

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

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment decreased by $1.9 million, or 0.4%, to $512.0 million for the year ended December 31, 2017 compared to $513.9 million for the year ended December 31, 2016. On a constant currency basis, net sales in our Titleist golf balls segment would have decreased by $0.3 million, or 0.1%, to $513.6 million. This decrease primarily resulted from a sales volume decline of our performance golf ball models which were in their second year of the two-year product life cycle and was largely offset by a sales volume increase of our newly introduced Pro V1 and Pro V1x golf balls.  In the United States, sales volumes were impacted by a reduced store count as a result of the continued impact of retail channel disruptions that occurred in 2016, unfavorable weather conditions, which negatively impacted rounds of play, as well as increased competitive promotional activity in the marketplace.

Titleist golf balls segment operating income increased by $0.7 million, or 0.8%, to $76.9 million for the year ended December 31, 2017 compared to $76.2 million for the year ended December 31, 2016.   Gross profit decreased by $0.3 million primarily resulting from the decreased sales discussed above.  Operating expenses decreased primarily resulting from the absence of a $2.9 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016 and a decrease of $2.4 million in bad debt expense, partially offset by an increase of $3.2 million in the segment allocation of consulting, legal and administrative costs.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment decreased by $33.0 million, or 7.7%, to $398.0 million for the year ended December 31, 2017 compared to $431.0 million for the year ended December 31, 2016. On a constant currency basis, net sales in our Titleist golf clubs segment would have decreased by $29.8 million, or 6.9%, to $401.2 million. This decrease primarily resulted from lower sales volumes of drivers and fairways launched in 2016, coupled with wedges which were in their second model year, partially offset by the launch of our new irons in September of 2017.  In the United States, sales volumes were impacted by a reduced store count as a result of the continued impact of retail channel disruptions that occurred in 2016 as well as unfavorable weather conditions which negatively impacted golf club fitting and trial activities.  This decrease was partially offset by an increase in average selling prices across all product categories.

Titleist golf clubs segment operating income decreased by $19.5 million, or 38.6%, to $31.0 million for the year ended December 31, 2017 compared to $50.5 million for the year ended December 31, 2016. This decrease primarily resulted from lower gross profit of $18.1 million primarily as a result from decreased sales volumes as discussed above. Operating expenses were up, driven by an increase of $3.0 million in the segment allocation of consulting, legal and administrative costs and an increase of $0.9 million in research and development costs, largely offset by the absence of a $1.8 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016 and a decrease of $1.5 million in bad debt expense.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $6.7 million, or 4.9%, to $142.9 million for the year ended December 31, 2017 compared to $136.2 million for the year ended December 31, 2016. On a constant currency basis, net sales in our Titleist golf gear segment would have increased by $7.1 million, or 5.2%, to $143.3 million. This increase was primarily driven by higher average selling prices in all categories of the gear business and higher sales volume growth in travel gear.

Titleist golf gear segment operating income increased by $4.5 million, or 36.8%, to $16.6 million for the year ended December 31, 2017 compared to $12.1 million for the year ended December 31, 2016. This increase was driven by higher gross profit on the increased sales as discussed above as well as higher gross margin resulting from higher average selling prices, as discussed above.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment increased by $4.4 million, or 1.0%, to $437.5 million for the year ended December 31, 2017 compared to $433.1 million for the year ended December 31, 2016. On a constant currency basis, net sales in our FootJoy golf wear segment would have increased by $8.6 million, or 2.0%, to $441.7 million. This increase was primarily driven by sales volume increases in apparel, partially offset by a sales volume decline in footwear.

FootJoy golf wear segment operating income increased by $7.4 million, or 39.0%, to $26.4 million for the year ended December 31, 2017 compared to $19.0 million for the year ended December 31, 2016. This increase was driven by higher gross profit and lower operating expenses. The higher gross profit was primarily driven by the increase in apparel sales volumes discussed above coupled with higher average selling prices. Gross margin increased, primarily as a result from lower product costs in apparel and our gloves categories and a favorable mix shift in the footwear category. The decrease in operating expenses primarily resulted from a decrease of $2.6 million in advertising and promotion costs, the absence of a $2.1 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016, and a decrease of $1.8 million in bad debt expense, partially offset by an increase of $2.1 million in the segment allocation of consulting, legal and administrative costs and an increase of $2.0 million in selling expense.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Net Sales

Net sales increased by $69.3 million, or 4.6%, to $1,572.3 million for the year ended December 31, 2016 compared to $1,503.0 million for the year ended December 31, 2015. On a constant currency basis, net sales would have increased by $67.2 million, or 4.5%, to $1,570.2 million. This constant currency increase was primarily due to an increase of $38.1 million in net sales of Titleist golf clubs driven by increases in average selling prices and sales volume increases associated with our 2016 new product launches, an increase of $15.1 million in net sales of FootJoy golf wear driven by sales volume increases in FootJoy apparel and FootJoy glove categories, and an increase of $7.1 million in net sales of Titleist golf gear driven by sales volume growth in travel gear and Titleist gloves categories. These net sales increases were offset partially by a decrease of $20.0 million in net sales of Titleist golf balls largely driven by off course retail channel disruption in the United States. The remaining increase in net sales was attributable to an accounting adjustment related to the commissions paid on certain retail sales in Korea and to sales volume growth, in each case with respect to products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

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

Our sales in regions outside of the United States increased by $70.3 million, or 10.1%, to $767.8 million for the year ended December 31, 2016 compared to $697.5 million for the year ended December 31, 2015. On a constant currency basis, net sales in such regions would have increased by $68.2 million, or 9.8%, to $765.7 million, driven by an increase of $21.9 million in net sales of Titleist golf clubs, an increase of $15.3 million in net sales of FootJoy golf wear, and an increase of $8.7 million in net sales of Titleist golf gear, offset partially by a decrease of $4.7 million in net sales of Titleist golf balls. The remaining increase in net sales for regions outside the United States was attributable to an accounting adjustment related to the commissions paid on certain retail sales in Korea and to sales volume growth, in each case with respect to products that are not allocated to one of our four reportable segments.

More information on our net sales by reportable segment and by region can be found in “Notes to Consolidated Financial Statements – Note 20—Segment Information.”

Gross Profit

Gross profit increased by $22.9 million to $798.7 million for the year ended December 31, 2016 from $775.8 million for the year ended December 31, 2015. Gross margin decreased to 50.8% for the year ended December 31, 2016 compared to 51.6% for the year ended December 31, 2015. The increase in gross profit was driven by a $23.1 million increase in gross profit in Titleist golf clubs due to increases in average selling prices and higher golf club sales volumes and an increase in gross profit from our products not allocated to one of our four reportable segments primarily as a result of an accounting adjustment related to the commissions paid on certain retail sales in Korea. These increases in gross profit were offset in part by a $23.4 million decrease in gross profit in Titleist golf balls as a result of lower sales volume. The decrease in gross margin was primarily due to lower gains on foreign currency exchange contracts compared to the year ended December 31, 2015, partially offset by the accounting adjustment discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $3.2 million to $600.8 million for the year ended December 31, 2016 from $604.0 million for the year ended December 31, 2015. Excluding the expense associated with our EAR plan, selling, general and administrative expenses would have increased by $33.8 million to $595.2 million for the year ended December 31, 2016 from $561.4 million for the year ended December 31, 2015. This increase was due to a $35.3 million aggregate increase primarily attributable to an accounting adjustment related to the commissions paid on certain retail sales in Korea, an increase of $14.7 million in transaction costs related to our initial public offering, a $7.5 million one-time executive bonus, a $7.2 million increase in share based compensation and a $1.7 million increase in bad debt expense primarily related to a large off-course retail account as well as additional marketing and promotional costs related to our FootJoy eCommerce and women’s golf apparel initiatives and new golf club product launches. This was partially offset by a decrease of $7.8 million in associate incentive compensation accruals, and a $6.0 million decrease in professional tour costs as well as lower golf ball marketing and promotional costs. Changes in foreign currency exchange rates had a favorable impact of $1.5 million.

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

We made $18.8 million of capital expenditures in the year ended December 31, 2017 primarily related to maintenance projects. Capital expenditures for fiscal 2018 are expected to be approximately $34.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. We expect the majority of these capital expenditures in fiscal 2018 will be primarily maintenance related, but we also plan to make additional investments in innovation and technology to drive continued market leadership and future growth.

We made $151.5 million of payments related to outstanding EARs under our EAR Plan in the three months ended March 31, 2017, which we funded from borrowings under our delayed draw term loan A facility and borrowings under our revolving credit facilities.  The EAR liability was settled in full and there were no outstanding EARs on December 31, 2017.

On April 27, 2016, Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc. and Acushnet Europe Limited entered into a credit agreement with Wells Fargo Bank, National Association, as the administrative agent, L/C issuer and swing line lender and each lender from time to time party thereto, which provides for (i) a $275.0 million multi‑currency revolving credit facility, including a $20.0 million letter of credit sub‑facility, a swing line sublimit of $25.0 million, a C$25.0 million sub‑facility for borrowings by Acushnet Canada Inc., a £20.0 million sub‑facility for borrowings by Acushnet Europe Limited and an alternative currency sublimit of $100.0 million for borrowings in Canadian dollars, euros, pounds sterling and Japanese yen, (ii) a $375.0 million term loan A facility and (iii) a $100.0 million delayed draw term loan A facility, each of which matures on July 28, 2021. On August 9, 2017, the senior secured credit facilities agreement was amended to increase the letter of credit sublimit to $25.0 million, to increase the sublimit for Acushnet Canada Inc. to C$35.0 million and to increase the sublimit for Acushnet Europe Limited to £30.0 million. As of December 31, 2017 we had $254.8 million of availability under our revolving credit facility after giving effect to $10.2 million of outstanding letters of credit and we had $53.8 million available under our local credit facilities. See “Notes to Consolidated Financial Statements — Note 9 — Debt and Financing Arrangements” for a description of our credit facilities.

Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2017, we were in compliance with all covenants under the credit agreement.

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

We believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facilities will be sufficient to meet our liquidity requirements for at least the next 12 months, subject to customary borrowing conditions. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, demand for our products, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described under “Item 1A. – Risk Factors.”

As of December 31, 2017, we had $45.4 million of unrestricted cash (including $12.1 million attributable to our FootJoy golf shoe joint venture). As of December 31, 2017, 93.9% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows provided by (used in):
Operating activities	$(27,037)	$104,269	$91,830
Investing activities	(18,845)	(19,175)	(23,201)
Financing activities	9,255	(62,663)	(60,057)
Effect of foreign exchange rate changes on cash	5,209	(2,425)	(3,205)
Net increase (decrease) in cash	$(31,418)	$20,006	$5,367

Cash Flows From Operating Activities

Net cash used in operating activities was $27.0 million for the year ended December 31, 2017, compared to net cash provided by operating activities of $104.3 million for the year ended December 31, 2016, an increase in cash used in operating activities of $131.3 million. The increase in cash used in operating activities was primarily due to the payment of the outstanding balance of the EAR Plan of $151.5 million during the year ended December 31, 2017, which was offset in part by an increase in net income after adjustments for non-cash items.

Net cash provided by operating activities was $104.3 million for the year ended December 31, 2016, compared to $91.8 million for the year ended December 31, 2015, an increase of $12.5 million. The increase in cash provided by operating activities was primarily due to an increase in net income after adjustments for non‑cash items, lower income taxes paid and an increase related to change in our working capital, which were offset by increases in cash payments related to our EAR Plan, our supplemental executive retirement plan and the payment of a one‑time executive bonus.

Cash Flows From Investing Activities

Net cash used in investing activities was $18.8 million for the year ended December 31, 2017, compared to $19.2 million for the year ended December 31, 2016, a decrease of $0.4 million.

Net cash used in investing activities was $19.2 million for the year ended December 31, 2016, compared to $23.2 million for the year ended December 31, 2015, a decrease of $4.0 million.

Cash Flows From Financing Activities

Net cash provided by financing activities was $9.3 million for the year ended December 31, 2017, compared to net cash used in financing activities of $62.7 million for the year ended  December 31, 2016, an increase in cash provided by financing activities of $72.0 million. The increase was due to a net increase in borrowings of $84.6 million primarily due to borrowings under the delayed draw term loan A facility of $100.0 million which was used to fund the payout of the EAR Plan. Also contributing to the increase was the repayment of the senior term loan facility during the year ended December 31, 2016 which reduced net cash provided by financing activities in that period. The increase in borrowings was offset in part by repayments of the term loan facilities and a net decrease in short term borrowings.  The increase in cash provided by financing activities was offset in part by an increase in dividends paid.

Net cash used in financing activities was $62.7 million for the year ended December 31, 2016, compared to $60.1 million for the year ended December 31, 2015, an increase of $2.6 million. The increase in cash used in financing activities was primarily due to the $30.0 million repayment of the senior term loan facility, the payment of debt issuance costs related to the term loan facilities, an increase in dividends paid on our Convertible Preferred Stock and a net decrease in short term borrowings, offset by the repayment of $50.0 million of secured floating rate notes in 2015.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2017:

		Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Debt obligations(1)	$446,563	$26,719	$74,219	$345,625	$—
Interest payments related to debt obligations(2)	49,851	15,392	27,450	7,009	—
Capital lease obligations	508	486	22	—	—
Pension and other postretirement benefit obligations	277,526	37,254	44,418	50,554	145,300
Purchase obligations(3)	155,610	141,278	13,925	407	—
Operating lease obligations(4)	55,745	12,119	18,733	10,475	14,418
Total	$985,803	$233,248	$178,767	$414,070	$159,718

(1)	Long‑term debt obligations consisted of the outstanding principal of the term loan and delayed draw term loan A facility.
(2)

Future interest payments are calculated based on the assumption all debt remains outstanding until maturity. Interest on credit facility assumes the interest rate in effect at December 31, 2017 and includes unused commitment fees.

(3)

During the normal course of our business, we enter into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The amounts reported in the table above exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2017.

(4)

We lease certain warehouses, distribution and office facilities, vehicles and office equipment under operating leases. Most lease arrangements provide us with the option to renew leases at defined terms. The future operating lease obligations would change if we were to exercise these options or if we were to enter into additional operating leases.

Off‑Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Revenue Recognition

We recognize revenue upon shipment or upon receipt by the customer, depending on the country of sale and the agreement with the customer, net of an allowance for discounts, sales returns, customer sales incentives and cooperative advertising. The criteria for recognition of revenue is met when persuasive evidence that an arrangement exists, both title and risk of loss have passed to the customer, the price is fixed or determinable and collectability is reasonably assured. In circumstances where either title or risk of loss pass upon receipt by the customer, we defer revenue until such event occurs based on our estimate of the shipping time from our distribution centers to the customer using historical and expected delivery times by geographic location. Delivery times vary by geographic location, but generally range from the same day to four days. We review these estimates periodically to test their reasonableness as compared to actual transactions. Historically, our actual shipping times have not been materially different from our estimates. Amounts billed to customers for shipping and handling are included in net sales. Sales tax collected is not recognized as revenue as it is ultimately remitted to governmental authorities.

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

Allowance for Obsolete Inventory

Inventories, which include material, labor and manufacturing overhead costs, are recorded net of an allowance for obsolete or slow moving inventory. The calculation of our allowance for obsolete or slow moving inventory requires management to make assumptions and to apply judgment regarding the future demand and marketability of products, the impact of new product introductions, inventory turn, product spoilage and specific identification of items, such as product discontinuance, engineering/material changes, or regulatory‑related changes. If estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may need to adjust our allowance for obsolete or slow moving inventory, which could have a material effect on our results of operations.

Impairment of Goodwill, Indefinite‑Lived and Long‑Lived Assets

Goodwill

We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested more frequently if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset; general economic conditions, such as increasing Treasury rates or unexpected changes in gross domestic product growth; a change in our market shares; budget‑to‑actual performance and consistency of operating margins and capital expenditures; a product recall or an adverse action or assessment by a regulator; or loss in management or key personnel. If an impairment indicator exists, we test goodwill for recoverability. We have identified five reporting units and selected the fourth fiscal quarter to perform our annual goodwill impairment testing.

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

The fair value of our reporting units is determined using the income approach. The income approach uses a discounted cash flow analysis, which involves applying appropriate discount rates to estimated future cash flows based on forecasts of sales, costs and capital requirements. The most significant estimates and assumptions inherent in this approach are the enterprise value based on the estimated present value of future net cash flows the business is expected to generate over a forecasted period and an estimate of the present value of cash flows beyond that period, which is referred to as the terminal value. The estimated present value is calculated using a discount rate known as the weighted‑average cost of capital, which accounts for the time value of money and the appropriate degree of risks inherent in the business. We estimate future sales growth using a number of critical factors, including among others, our nature and our history, financial and economic conditions affecting us, our industry and the general company, past results and our current operations and future prospects. Forecasts of future operations are based, in part, on operating results and our expectations as to future market conditions. We deem the discount rate used in our analysis to be commensurate with the underlying uncertainties associated with achieving the estimated cash flows we project. This analysis contains uncertainties because it requires us to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.

Our tests for impairment of goodwill resulted in a determination that the fair value of each reporting unit exceeded the carrying value of our net assets for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Impairment losses are recorded to the extent that the carrying value of the indefinite‑lived intangible asset exceeds its fair value. We measure the fair value of our trademarks using the relief‑from‑royalty method, which estimates the present value of the royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The most significant estimates and assumptions inherent in this approach are the growth rate of sales from the businesses that use the subject trademark, the net royalty saving rate and the discount rate. No impairment charges for our trademarks were recorded for the years ended December 31, 2017, 2016 and 2015.

Long‑Lived Assets

A long‑lived asset (including amortizable identifiable intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. When such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long‑lived asset or asset group. The cash flows are based on the best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is impairment, the amount of the impairment is calculated based on the excess of the asset’s or the asset group’s carrying value over its fair value. Fair value is estimated primarily using discounted expected future cash flows on a market‑participant basis. No impairment charges for our long‑lived assets were recorded for the years ended December 31, 2017, 2016 and 2015.

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

Approximately 82.7% of our employees are covered by defined benefit pension plans and approximately 25.6% of our employees are covered by other postretirement benefit plans, in each case as of December 31, 2017. Pension plans provide benefits based on plan‑specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans generally provide for the continuation of medical benefits for all eligible employees. Contributions to our postretirement benefit plan are determined based upon amounts needed to cover postretirement benefits paid during the period, net of contributions made by eligible employees. In general, our policy is to fund our pension benefit obligation based on legal requirements, tax and liquidity considerations and local practices.

Our projected benefit obligations related to our pension and other postretirement benefit plans are valued using a weighted‑average discount rate of 3.62% and 3.61%, respectively, for the year ended December 31, 2017. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high‑quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations of our pension and other postretirement benefit plans by approximately $63.0 million and $1.8 million, respectively, for the year ended December 31, 2017.

Our net periodic pension benefit and other postretirement benefit cost is calculated using a variety of assumptions, including a weighted average discount rate and expected return on plan assets. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. Actual cost is also dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 100 basis points would increase net periodic pension and other postretirement benefit cost by approximately $6.3 million and $0.4 million, respectively, for the year ended December 31, 2017. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $1.5 million for the year ended December 31, 2017.

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

The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the 2017 Tax Act on our tax accruals. However, we have reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. We recorded a provisional tax expense for the impact of the 2017 Tax Act of approximately $14 million. This amount is primarily comprised of the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% of approximately $10.2 million, the mandatory one-time tax on the accumulated earnings of our foreign subsidiaries of approximately $8.6 million, offset by the release of the deferred tax liability previously recorded on our unremitted earnings of $4.8 million.  As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

The determination of whether a deferred tax asset will be realized is made on both a jurisdictional basis and the use of our estimate of the recoverability of the deferred tax asset. In evaluating whether a valuation allowance is required under such rules, we consider all available positive and negative evidence, including our prior operating results, the nature and reason for any losses, our forecast of future taxable income in each respective tax jurisdiction and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. We determined that we would not be able to fully realize the benefits of all our state deferred tax assets. As of December 31, 2017 and 2016, a cumulative valuation allowance of $25.9 million and $21.7 million, respectively, was recorded.

Share‑Based Compensation

We account for share-based compensation in accordance with accounting guidance that requires all share-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements.

In January 2016, our board of directors adopted the 2015 Plan pursuant to which the Company may grant stock options, stock appreciation rights, restricted shares of common stock, RSUs, PSUs and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. Each share issued with respect to RSUs and PSUs granted under the 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. All RSUs and PSUs granted under the 2015 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares vest.

We issue stock‑based awards to employees with (i) service‑based vesting conditions or (ii) service‑based and performance‑based vesting conditions. We measure stock‑based awards based on the deemed fair value on the date of grant for accounting purposes, and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for forfeitures in compensation expense when they occur. For awards with only service‑based vesting conditions, compensation expense is recorded using the straight‑line method. For awards with performance-based vesting conditions, the measurement of the expense is based on the Company’s level of achievement of the applicable cumulative Adjusted EBITDA performance metrics.

Compensation expense for performance-based awards is recorded over the related service period when achievement of the performance targets is deemed probable, which requires management judgment. For example, the expense recorded during the year ended December 31, 2017 related to the performance-based stock units granted in 2017 was based on management’s best estimate of the three-year cumulative adjusted EBITDA forecast as of December 31, 2017. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. Refer to “Notes to Consolidated Financial Statements – Note 17 – Equity Incentive Plans” for a further discussion on share-based compensation.

As of December 31, 2017, we had $17.9 million of unrecognized compensation expense expected to be recognized over a weighted average period of 1.4 years. This unrecognized compensation expense reflects expense related to the performance-based stock units based on the performance target multiplier deemed probable as of December 31, 2017.

For the year ended December 31, 2015, we accounted for compensation expense related to our share‑based compensation awards, including EARs under our EAR Plan and stock options granted in connection with the Acquisition, using the intrinsic value method, as permitted by ASC 718 for nonpublic entities, with changes to the value of the share‑based compensation awards recognized as compensation expense at each reporting date. Compensation expense for the EAR Plan was based on CSE value as defined in the EAR Plan documents, which was the highest of (1) an amount calculated by using a formula based on certain financial metrics of Acushnet Company as of and for the year ended December 31, 2015, (2) an amount calculated by using a formula based on certain financial metrics of Acushnet Company as of and for the year ending December 31, 2016 and (3) if an IPO has occurred, an amount calculated based on the average per share closing price of the publicly traded common stock for the first three full trading days following the pricing of common stock in the IPO. Based on the plan definition, the CSE value as of December 31, 2016 was based on the amount calculated by using a formula based on certain financial metrics of Acushnet Company as of and for the year ending December 31, 2016. We had the option to settle up to 50% of our outstanding EARs using our common stock. However, we settled the entire amount due under the EARs in cash during the first quarter of 2017, which payments were funded from borrowings under our delayed draw term loan A facility and borrowings under our revolving credit facility.

Prior to our initial public offering, as there was no market for our common stock, the fair value of our common stock was determined as of the date of each stock‑award grant based on our most recently available third‑party valuation of common stock. From our Acquisition in 2011 until our initial public offering, we had a third‑party valuation prepared at the end of each quarter in connection with a valuation of the warrants to purchase our common stock needed for the preparation of our consolidated financial statements. The third‑party valuations used for the grants described below were prepared using a combination of an income approach, which utilized a discounted cash flow model, and market approach, which utilized a comparative market multiple model. The results from each of the models were then weighted and combined into a single estimate of common stock fair value.

Following our initial public offering, the fair value of our common stock was determined based on the quoted market price of our common stock.

Derivatives

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies”, Item 8 of Part II, included elsewhere in this report, such standards will not have a significant impact on our consolidated financial statements or do not otherwise apply to our operations.

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

Interest Rate Risk

We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in “Notes to Consolidated Financial Statements – Note 9 - Debt and Financing Arrangements.” We currently do not engage in any interest rate hedging activity but may enter into interest rate swaps or pursue other interest rate hedging strategies in the future.

As of December 31, 2017 and 2016, we had $466.9 million and $412.8 million of outstanding indebtedness (excluding unamortized debt issuance costs), at variable interest rates, respectively. A 1.00% increase in the interest rate applied to these borrowings would have resulted in an increase of $5.3 million and $4.6 million in our annual pre‑tax interest expense as of December 31, 2017 and 2016, respectively.

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

The gross U.S. dollar equivalent notional amount of all foreign currency forward contracts outstanding at December 31, 2017 and 2016, was $278.9 million and $371.2 million, respectively, representing a net settlement liability of $1.4 million and a net settlement asset of $15.5 million, respectively. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding at December 31, 2017, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement liability of $1.4 million would increase by $24.7 million resulting in a net settlement liability of $26.1 million. The same sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding at December 31, 2016 indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $15.5 million would have decreased by $33.2 million resulting in a net settlement liability of $17.7 million.

The sensitivity analysis described above recalculates the fair value of the foreign exchange forward contracts outstanding by replacing the actual foreign currency exchange rates and current month forward rates with foreign currency exchange rates and forward rates that reflect a 10% weakening of the U.S. dollar against all currencies covered by our contracts.  All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

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

ITEM 9A.            CONTROLS AND PROCEDURES

The required certifications of our chief executive officer and our principal financial officer are included as Exhibit 31.1 and 31.2 to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management's report on internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. These certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act, as amended, (the “ Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”.

Based on our assessment, our management determined that, as of December 31, 2017, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.

Remediation of Previously-Identified Material Weaknesses in Internal Control over Financial Reporting

As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, our management previously identified material weaknesses in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified related to our not having in place an effective control environment with a sufficient number of accounting personnel with the appropriate technical training in, and experience with, U.S. GAAP to allow for a detailed review of complex accounting transactions that would identify errors in a timely manner. Further, we did not design effective control activities relating to formally documented and implemented accounting processes and procedures across business cycles, including income taxes, derivatives, certain compensation and benefits, certain revenue transactions, and functional currency, and internal communication protocols related to matters impacting income tax and benefit accounts. We also did not maintain effective segregation of duties in our internal control over financial reporting.

In response to the identified material weaknesses, we took a number of actions to improve our internal control over financial reporting during the year ended December 31, 2017, including the following:

•	We have hired a Chief Accounting Officer and additional financial reporting personnel with technical accounting and financial reporting experience
•	We have formalized our accounting policies and procedures, and enhanced our internal review procedures during the financial statement close process
•

We engaged an accounting firm to evaluate and document the design and operating effectiveness of our internal controls and assist with the remediation and implementation of our internal controls as required

•	We reviewed our financial accounting and reporting processes and have made changes where appropriate to ensure we have adequate segregation of duties.

Management believes that, as a result of the implementation of these actions during the year ended December 31, 2017, our remediation efforts have been successful, and that the previously-identified material weaknesses in our internal controls have been remediated.

Changes in Internal Control over Financial Reporting

As disclosed above under “Remediation of Previously-Identified Material Weaknesses in Internal Control over Financial Reporting” we have remediated our previously reported material weaknesses. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report
(1)	Financial Statements. See Index to Consolidated Financial Statements on page F-1 hereof.
(2)	Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
(3)	Exhibits Index:

Exhibit Number	Description
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

10.3†

Acushnet Executive Severance Plan (as amended and restated effective April 29, 2016) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.4†

Acushnet Company Supplemental Retirement Plan (as amended and restated effective December 31, 2015) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.5†	Acushnet Company Amended and Restated Trust Agreement, dated as of August 31, 2016 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).
10.6†

Amended and Restated Change in Control Agreement between Acushnet Company and Walter R. Uihlein, dated as of July 19, 2013, as amended April 29, 2016 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.7†

Amended and Restated Severance Agreement between Acushnet Company and Walter R. Uihlein, dated as of July 19, 2013, as amended April 29, 2016 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.8†	Acushnet Company Walter R. Uihlein Trust Agreement dated as of January 1, 2003 (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).
10.9†

Amended and Restated Acushnet Company Excess Deferral Plan II (effective July 29, 2011) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.10

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

10.11

Joint Venture Agreement between Acushnet Cayman Limited and Myre Overseas Corporation, dated as of June 1, 1995 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.12

Registration Rights Agreement, dated October 26, 2016, among the Company and the Holders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on November 1, 2016 (No. 001‑37935)).

10.13†

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.14†	Acushnet Holdings Corp. Independent Directors Deferral Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).
10.15†	Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 27, 2016 (No. 001-37935)).
10.16†

Letter Agreement between Acushnet Holdings Corp. and Joseph J. Nauman, dated as of April 18, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (No. 001-37935)).

10.17†	Employment Agreement between Acushnet Holdings Corp. and David E. Maher, dated as of December 22, 2017 (filed herewith).
10.18†	Acushnet Holdings Corp. Employee Deferral Plan (filed herewith)
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
24.1	Power of Attorney (filed herewith).
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

ar
ACUSHNET HOLDINGS CORP.

	By:	/s/ David Maher
		Name:	David Maher
Date: March 7, 2018		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Maher	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2018
David Maher

/s/ William Burke	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2018
William Burke

/s/ Thomas Pacheco	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2018
Thomas Pacheco
*	Chairman	March 7, 2018
Yoon Soo (Gene) Yoon

*	Director	March 7, 2018
Jennifer Estabrook

*	Director	March 7, 2018
Gregory Hewett

*	Director	March 7, 2018
Christopher Metz

*	Director	March 7, 2018
Sean Sullivan

*	Director	March 7, 2018
Steven Tishman

*	Director	March 7, 2018
Walter Uihlein
*	Director	March 7, 2018
David Valcourt

*	Director	March 7, 2018
Norman Wesley

*By:	/s/ Brendan Gibbons
	Name:	Brendan Gibbons
	Title:	Attorney In Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Acushnet Holdings Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Acushnet Holdings Corp. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 7, 2018

We have served as the Company’s, or its predecessors’, auditor since at least 1976, which includes periods before the Company became subject to SEC reporting requirements.  We have not determined the specific year we began serving as auditor of the Company or a predecessor company.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share amounts)	2017	2016

Assets
Current assets
Cash and restricted cash ($13,086 and $13,811 attributable to the variable interest entity ("VIE"))	$47,722	$79,140
Accounts receivable, net	190,851	177,506
Inventories ($13,692 and $14,633 attributable to the VIE)	363,962	323,289
Other assets	84,541	84,596
Total current assets	687,076	664,531
Property, plant and equipment, net ($10,240 and $10,709 attributable to the VIE)	228,922	239,748
Goodwill ($32,312 and $32,312 attributable to the VIE)	185,941	179,241
Intangible assets, net	481,234	489,988
Deferred income taxes	110,318	130,416
Other assets ($2,738 and $2,642 attributable to the VIE)	33,833	32,247
Total assets	$1,727,324	$1,736,171
Liabilities and Equity
Current liabilities
Short-term debt	$20,364	$42,495
Current portion of long-term debt	26,719	18,750
Accounts payable ($10,587 and $10,397 attributable to the VIE)	92,759	87,608
Accrued taxes	34,310	41,962
Accrued compensation and benefits ($780 and $780 attributable to the VIE)	80,189	224,230
Accrued expenses and other liabilities ($2,719 and $4,121 attributable to the VIE)	52,442	47,063
Total current liabilities	306,783	462,108
Long-term debt and capital lease obligations	416,970	348,348
Deferred income taxes	9,318	7,452
Accrued pension and other postretirement benefits ($1,908 and $1,946 attributable to the VIE)	130,160	135,339
Other noncurrent liabilities ($4,689 and $3,368 attributable to the VIE)	16,701	14,101
Total liabilities	879,932	967,348
Commitments and contingencies (Note 21)
Shareholders' Equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 74,479,319 and 74,093,598 shares issued and outstanding	74	74
Additional paid-in capital	894,727	880,576
Accumulated other comprehensive loss, net of tax	(81,691)	(90,834)
Retained earnings (deficit)	1,618	(53,951)
Total equity attributable to Acushnet Holdings Corp.	814,728	735,865
Noncontrolling interests	32,664	32,958
Total shareholders' equity	847,392	768,823
Total liabilities and shareholders' equity	$1,727,324	$1,736,171

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share amounts)	2017	2016	2015

Net sales	$1,560,258	$1,572,275	$1,502,958
Cost of goods sold	759,466	773,550	727,120
Gross profit	800,792	798,725	775,838
Operating expenses:
Selling, general and administrative	579,837	600,804	604,018
Research and development	48,148	48,804	45,977
Intangible amortization	6,499	6,608	6,617
Restructuring charges	-	1,673	1,643
Income from operations	166,308	140,836	117,583
Interest expense, net (Note 14)	15,709	49,908	60,294
Other (income) expense, net	(1,077)	1,706	25,139
Income before income taxes	151,676	89,222	32,150
Income tax expense	55,056	39,707	27,994
Net income	96,620	49,515	4,156
Less: Net income attributable to noncontrolling interests	(4,506)	(4,503)	(5,122)
Net income (loss) attributable to Acushnet Holdings Corp.	92,114	45,012	(966)
Dividends earned by preferred shareholders	-	(11,576)	(13,785)
Allocation of undistributed earnings to preferred shareholders	-	(10,247)	-
Net income (loss) attributable to common shareholders - basic	92,114	23,189	(14,751)
Adjustments to net income for dilutive securities	-	16,475	-
Net income (loss) attributable to common shareholders - diluted	$92,114	$39,664	$(14,751)

Net income (loss) per common share attributable to Acushnet Holdings Corp.:
Basic	$1.24	$0.74	$ (0.74)
Diluted	1.23	0.62	$ (0.74)
Cash dividends declared per common share:	0.48	-	-
Weighted average number of common shares:
Basic	74,399,836	31,247,643	19,939,293
Diluted	74,590,999	64,323,742	19,939,293

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
(in thousands)	2017	2016	2015

Net income	$96,620	$49,515	$4,156
Other comprehensive income (loss)
Foreign currency translation adjustments	26,964	(14,656)	(19,042)
Foreign exchange derivative instruments
Unrealized holding gains (losses) arising during period	(15,558)	7,014	14,964
Reclassification adjustments included in net income	(1,329)	(5,194)	(26,805)
Tax benefit (expense)	4,072	(451)	3,836
Foreign exchange derivative instruments, net	(12,815)	1,369	(8,005)
Available-for-sale securities
Unrealized holding gains (losses) arising during period	150	51	(673)
Tax benefit (expense)	35	(19)	160
Available-for-sale securities, net	185	32	(513)
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	(6,889)	(16,072)	3,068
Tax benefit (expense)	1,698	5,727	(1,684)
Pension and other postretirement benefits adjustments, net	(5,191)	(10,345)	1,384

Total other comprehensive income (loss)	9,143	(23,600)	(26,176)

Comprehensive income (loss)	105,763	25,915	(22,020)
Less: Comprehensive income attributable to noncontrolling interests	(4,524)	(4,563)	(5,017)
Comprehensive income (loss) attributable to Acushnet Holdings Corp.	$101,239	$21,352	$(27,037)

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$96,620	$49,515	$4,156
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	40,871	40,834	41,702
Unrealized foreign exchange (gain) loss	(4,028)	(2,347)	2,933
Amortization of debt issuance costs	1,321	3,378	5,157
Amortization of discount on bonds payable	-	3,963	4,142
Change in fair value of common stock warrants	-	6,112	28,364
Share-based compensation	15,285	14,494	2,033
Loss on disposals of property, plant and equipment	912	170	401
Deferred income taxes	27,853	7,849	2,188
Changes in operating assets and liabilities
Accounts receivable	(2,592)	12,630	(174)
Inventories	(28,372)	(2,377)	(45,415)
Accounts payable	974	1,968	(1,998)
Accrued taxes	(10,283)	14,666	540
Accrued expenses and other liabilities	(145,837)	113,042	35,364
Other assets	(8,477)	(6,960)	1,165
Other noncurrent liabilities	(11,284)	(140,098)	12,278
Interest due to related parties	-	(12,570)	(1,006)
Cash flows provided by (used in) operating activities	(27,037)	104,269	91,830
Cash flows from investing activities
Additions to property, plant and equipment	(18,845)	(19,175)	(23,201)
Cash flows used in investing activities	(18,845)	(19,175)	(23,201)
Cash flows from financing activities
Increase (decrease) in short-term borrowings, net	(25,548)	747	7,890
Proceeds from delayed draw term loan A facility	100,000	-	-
Repayment of delayed draw term loan A facility	(5,000)	-	-
Repayment of term loan facility	(18,750)	(4,688)	-
Repayment of senior term loan facility	-	(30,000)	-
Proceeds from term loan facility	-	375,000	-
Repayment of secured floating rate notes	-	(375,000)	(50,000)
Proceeds from exercise of common stock warrants	-	34,503	34,503
Repayment of bonds	-	(34,503)	(34,503)
Debt issuance costs	-	(6,606)	-
Dividends paid on common stock	(35,744)	-	-
Dividends paid on Series A redeemable convertible preferred stock	-	(17,316)	(13,747)
Dividends paid to noncontrolling interests	(4,800)	(4,800)	(4,200)
Payment of employee restricted stock tax withholdings	(903)	-	-
Cash flows provided by (used in) financing activities	9,255	(62,663)	(60,057)
Effect of foreign exchange rate changes on cash	5,209	(2,425)	(3,205)
Net increase (decrease) in cash	(31,418)	20,006	5,367
Cash and restricted cash, beginning of year	79,140	59,134	53,767
Cash and restricted cash, end of period	$47,722	$79,140	$59,134
Supplemental information
Cash paid for interest to related parties	$-	$36,753	$32,274
Cash paid for interest to third parties	15,488	27,165	20,571
Cash paid for income taxes	35,949	16,589	19,724
Non-cash additions to property, plant and equipment	2,876	1,170	1,913
Dividend equivalents declared not paid	801	-	-
Non-cash conversion of Series A redeemable convertible preferred stock	-	131,036	-
Non-cash conversion of convertible notes	-	362,489	-
Non-cash conversion of common stock warrants	-	28,996	7,298
Non-cash exercise of stock options	-	-	2,752

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND EQUITY

								Total
								Shareholders'
	Redeemable					Accumulated		Equity
	Convertible				Additional	Other		Attributable		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	to Acushnet	Noncontrolling	Shareholders'
(in thousands)	Shares	Amount	Shares	Amount	Capital	Loss	Earnings (Deficit)	Holdings Corp.	Interest	Equity
Balances at December 31, 2014	1,838	$ 131,036	18,552	$ 18	$ 264,561	$ (41,058)	$ (66,934)	$ 156,587	$ 32,333	$ 188,920
Net income (loss)	-	-	-	-	-	-	(966)	(966)	5,122	4,156
Other comprehensive loss	-	-	-	-	-	(26,176)	-	(26,176)	-	(26,176)
Issuance of common stock	-	-	3,105	3	41,798	-	-	41,801	-	41,801
Exercise of common stock options	-	-	164	1	2,751	-	-	2,752	-	2,752
Dividends paid on Series A redeemable convertible preferred stock	-	-	-	-	-	-	(13,747)	(13,747)	-	(13,747)
Dividends declared to noncontrolling interests	-	-	-	-	-	-	-	-	(4,200)	(4,200)
Balances at December 31, 2015	1,838	131,036	21,821	22	309,110	(67,234)	(81,647)	160,251	33,255	193,506
Net income	-	-	-	-	-	-	45,012	45,012	4,503	49,515
Other comprehensive loss	-	-	-	-	-	(23,600)	-	(23,600)	-	(23,600)
Share-based compensation	-	-	-	-	14,494	-	-	14,494	-	14,494
Issuance of common stock	-	-	3,105	3	63,496	-	-	63,499	-	63,499
Conversion of redeemable convertible preferred stock	(1,838)	(131,036)	16,542	16	131,020	-	-	131,036	-	131,036
Conversion of convertible notes	-	-	32,626	33	362,456	-	-	362,489	-	362,489
Dividends paid on Series A redeemable convertible preferred stock	-	-	-	-	-	-	(17,316)	(17,316)	-	(17,316)
Dividends declared to noncontrolling interests	-	-	-	-	-	-	-	-	(4,800)	(4,800)
Balances at December 31, 2016	-	-	74,094	74	880,576	(90,834)	(53,951)	735,865	32,958	768,823
Net income	-	-	-	-	-	-	92,114	92,114	4,506	96,620
Other comprehensive income	-	-	-	-	-	9,143	-	9,143	-	9,143
Share-based compensation	-	-	-	-	15,054	-	-	15,054	-	15,054
Vesting of restricted common stock, net of shares withheld for employee taxes	-	-	385	-	(903)	-	-	(903)	-	(903)
Dividends and dividend equivalents declared	-	-	-	-	-	-	(36,545)	(36,545)	-	(36,545)
Dividends declared to noncontrolling interests	-	-	-	-	-	-	-	-	(4,800)	(4,800)
Balances at December 31, 2017	-	$ -	74,479	$ 74	$ 894,727	$ (81,691)	$ 1,618	$ 814,728	$ 32,664	$ 847,392

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Acushnet Holdings Corp. (the “Company”), headquartered in Fairhaven, Massachusetts, is the global leader in the design, development, manufacture and distribution of performance-driven golf products. The Company has established positions across all major golf equipment and golf wear categories under its globally recognized brands of Titleist, FootJoy, Scotty Cameron and Vokey Design. Acushnet products are sold primarily to on-course golf pro shops and selected off-course golf specialty stores, sporting goods stores and other qualified retailers. The Company sells products primarily in the United States, Europe (primarily the United Kingdom, Germany, France and Sweden), Asia (primarily Japan, Korea, China and Singapore), Canada and Australia. Acushnet manufactures and sources its products principally in the United States, China, Thailand, the United Kingdom and Japan.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company, its wholly- owned subsidiaries and a variable interest entity (“VIE”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.

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

Initial Public Offering

On November 2, 2016, the Company completed an initial public offering of 19,333,333 shares of its common stock sold by selling stockholders at a public offering price of $17.00 per share. Upon the closing of the Company’s initial public offering, all remaining outstanding shares of the Company’s Series A redeemable convertible preferred stock (“Series A preferred stock”) were automatically converted into 11,556,495 shares of the Company’s common stock and the Company’s 7.5% convertible notes due 2021 (“convertible notes”) were automatically converted into 22,791,852 shares of the Company’s common stock. The underwriters of the Company’s initial public offering exercised their over-allotment option to purchase an additional 2,899,999 shares of common stock from the selling stockholders at the initial public offering price of $17.00 per share.

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

On October 14, 2016, the Company effected a nine-for-one stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for its convertible notes, Series A preferred stock, and the exercise price for the common stock warrants and the strike price of stock-based compensation. Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the common stock warrant exercise price, and convertible notes and redeemable convertible preferred stock conversion ratios.

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

The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the noncontrolling entities have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of December 31, 2017 and 2016. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

Cash and Restricted Cash

Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. As of December 31, 2017 and 2016, book overdrafts in the amount of $2.9 million and $3.6 million, respectively, were recorded in accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of December 31, 2017 and 2016, the amount of restricted cash included in cash and restricted cash on the consolidated balance sheet was $2.3 million and $3.1 million, respectively.

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

Allowance for Sales Returns

 A sales returns allowance is recorded for anticipated returns through a reduction of sales and cost of goods sold in the period that the related sales are recorded. Sales returns are estimated based upon historical rates of product returns, current economic trends and changes in customer demands as well as specific identification of outstanding returns. In accordance with this policy, the allowance for sales returns was $13.5 million and $9.8 million as of December 31, 2017 and 2016, respectively.

Concentration of Credit Risk and of Significant Customers

 Financial instruments that potentially expose the Company to concentration of credit risk are cash and accounts receivable. Substantially all of the Company's cash deposits are maintained at large, creditworthy financial institutions. The Company's deposits, at times, may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. As of December 31, 2017 and 2016, the Company had $44.7 million and $75.6 million, respectively, in banks located outside the United States. The risk with respect to the Company's accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business.

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

Estimated useful lives of property, plant and equipment asset categories were as follows:

Buildings and improvements	15	–	40 years
Machinery and equipment	3	–	10 years
Furniture, fixtures and computer hardware	3	–	10 years
Computer software	1	–	10 years

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

Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit may be the same as an operating segment or one level below an operating segment. For purposes of assessing potential impairment, the Company may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the Company determines based on the qualitative factors that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of a two-step quantitative goodwill impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then the Company would record an impairment loss equal to the difference. The fair value of the reporting units is determined using the income approach. The income approach uses a discounted cash flow analysis which involves applying appropriate discount rates to estimated future cash flows based on forecasts of sales, costs and capital requirements.

The Company performs its annual impairment tests in the fourth quarter of each fiscal year. As of December 31, 2017, no impairment of goodwill was identified and the fair value of each reporting unit exceeded its carrying value.

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. The Company's trademarks have been assigned an indefinite life as the Company currently anticipates that these trademarks will contribute to its cash flows indefinitely. Trademarks are reviewed for impairment annually and may be reviewed more frequently if indicators of impairment are present. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The Company measures the fair value of its trademarks using the relief-from-royalty method, which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. As of December 31, 2017, no impairment of trademarks was identified.

Deferred Financing Costs

The Company defers costs directly associated with acquiring third-party financing. These deferred costs are amortized as interest expense over the term of the related indebtedness. Deferred financing costs associated with the revolving credit facilities are included in other current and noncurrent assets and deferred financing costs associated with all other indebtedness are netted against debt on the consolidated balance sheet.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

To calculate the U.S. pension and postretirement benefit plan expense in 2017, the Company applied the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for the benefit payments in order to calculate interest cost and service cost.  Prior to 2017, the service cost and interest cost components were determined using a single weighted-average discount rate. The change does not affect the measurement of the total benefit plan obligations, as the change in the service cost and interest cost offsets in the actuarial gains and losses recorded in other comprehensive income. The Company changed to the new method to provide a more precise measure of service and interest cost by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The Company accounted for this change as a change in estimate prospectively beginning in 2017.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between consolidated financial statement carrying amounts and tax basis amounts enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred income tax assets when it is more-likely-than-not that such assets will not be realized. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

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

Customer Sales Incentives

The Company offers customer sales incentives, including off-invoice discounts and sales-based rebate programs, to its customers which are primarily accounted for as a reduction in sales at the time the revenue is recognized. Sales-based rebates are estimated using assumptions related to the percentage of customers who will achieve qualifying purchase goals and the level of achievement. These assumptions are based on historical experience, current year program design, current marketplace conditions and sales forecasts, including considerations of product life cycles.

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

Advertising and Promotion

Advertising and promotional costs are included in selling, general and administrative expense on the consolidated statement of operations and include product endorsement arrangements with members of the various professional golf tours, media placement and production costs (television, print and internet), tour support expenses and point-of-sale materials. Advertising production costs are expensed as incurred. Media placement costs are expensed in the month the advertising appears. Product endorsement arrangements are expensed based upon the specific provisions of player contracts. Advertising and promotional expense was $192.7 million, $196.0 million and $203.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Selling

Selling expenses including field sales, sales administration and shipping and handling costs are included in selling, general and administrative expense on the consolidated statement of operations. Shipping and handling costs included in selling expenses were $32.5 million, $32.4 million and $32.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Research and Development

Research and development expenses include product development, product improvement, product engineering, and process improvement costs and are expensed as incurred.

Foreign Currency Translation and Transactions

Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rates of exchange for the reporting period. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Transactions denominated in a currency other than the functional currency are re-measured into functional currency with resulting transaction gains or losses recorded as selling, general and administrative expense on the consolidated statement of operations. Foreign currency transaction gain (loss) included in selling, general and administrative expense was a gain of $4.1 million, a gain of $1.2 million and a loss of $4.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities which do not qualify as hedging instruments under U.S. GAAP. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense, together with the re-measurement gain or loss from the hedged asset or liability. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2017 and 2016.

Share-based Compensation

The Company has a share-based compensation plan for employees and non-employee members of the Company's Board of Directors. All awards granted under the plan are measured at fair value at the date of the grant and amortized as expense over the requisite service period of the award, which is generally the vesting period of the respective award. The Company accounts for forfeitures in compensation expense when they occur. The Company issues share-based awards with service-based vesting conditions and performance-based vesting conditions. For awards with performance-based vesting conditions, the measurement of the expense is based on the Company’s level of achievement of the applicable cumulative Adjusted EBITDA performance metrics.

Equity Appreciation Rights Plan

Awards granted under the Company's Equity Appreciation Rights (“EAR”) plan were accounted for as liability-classified awards because it was a cash settled plan. The Company elected the intrinsic value method to measure its liability-classified awards and amortized share-based compensation expense for those awards expected to vest on a straight-line basis over the requisite service period. The Company re-measured the intrinsic value of the awards at the end of each reporting period.

Net Income (Loss) Per Common Share

Net income (loss) per common share attributable to Acushnet Holdings Corp. is calculated under the treasury stock method. Prior to the conversion of the redeemable convertible preferred shares to common stock in connection with the Company’s initial public offering in 2016, the Company applied the two-class method to calculate its basic and diluted net income (loss) per common share attributable to Acushnet Holdings Corp., as its redeemable convertible preferred shares were participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. Net income (loss) per common share available to Acushnet Holdings Corp. was determined by allocating undistributed earnings between holders of common shares and redeemable convertible preferred shares, based on the participation rights of the preferred shares. Basic net income (loss) per share attributable to Acushnet Holdings Corp. was computed by dividing the net income (loss) available to Acushnet Holdings Corp. by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. was computed by dividing the net income (loss) available to Acushnet Holdings Corp. after giving effect to the diluted securities by the weighted-average number of dilutive shares outstanding during the period.

Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. for the years ended December 31, 2017 and 2016 reflects the potential dilution that would occur if the Restricted Stock Units (“RSUs”) were converted into common shares. The restricted stock units are included as potential dilutive securities to the extent they are dilutive under the treasury stock method for the applicable periods.

Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. for the year ended December 31, 2015 reflects the potential dilution that would occur if common stock warrants, convertible notes, redeemable convertible preferred stock, stock options or any other dilutive equity instruments were exercised or converted into common shares. The common stock warrants and stock options are included as potential dilutive securities to the extent they are dilutive under the treasury stock method for the applicable periods. The convertible notes and redeemable convertible preferred stock are included as potential dilutive securities to the extent they are dilutive under the if-converted method for the applicable periods.

Recently Adopted Accounting Standards

Consolidation— Interests Held Through Related Parties

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

Compensation—Stock Compensation

In March 2016, the FASB issued ASU 2016‑09, “Compensation—Stock Compensation: Improvements to Employee Share‑Based Payment Accounting” to simplify accounting for employee share‑based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted the provisions of this standard prospectively during the three months ended March 31, 2017. The adoption of this standard did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

Income Statement—Reporting Comprehensive Income

In February 2018, the FASB issued ASU 2018‑02, “Income Statement—Reporting Comprehensive Income (Topic 220) —Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. ASU 2018‑02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is still analyzing the complete impact this standard will have on its consolidated financial statements.

Derivatives and Hedging (Topic 815) —Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017‑12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this update expand and refine hedge accounting guidance and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 also simplifies the application of hedge accounting guidance, hedge documentation requirements and the assessment of hedge effectiveness. ASU 2017‑12 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Compensation—Stock Compensation—Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017‑09, “Compensation—Stock Compensation: Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718, Compensation—Stock Compensation. ASU 2017‑09 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014‑09, “Revenue from Contracts with Customers.” ASU 2014‑09 amends revenue recognition guidance and requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016‑08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” clarifying the implementation guidance on principal versus agent considerations. In August 2015, the FASB issued ASU 2015‑14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” deferring the adoption of previously issued guidance published. In May 2016, the FASB issued ASU 2016‑12, “Revenue from Contracts with Customers: Narrow‑Scope Improvements and Practical Expedients.” ASU 2016‑12 addresses narrow‑scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition and provides a practical expedient for contract modifications and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. ASU 2016‑08 and 2015‑14 are effective for reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. The new standard permits the use of either the retrospective or modified retrospective approach on adoption. The Company has adopted the standard on January 1, 2018 using a modified retrospective approach with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption.  The Company has identified customer incentives and expanded disclosures as the primary areas that will be affected by the new guidance. Based upon the terms of the Company’s agreements and the materiality of the transactions related to customer incentives, the Company does not expect the effect of adoption to have a material impact on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016‑02, “Leases,” which will require lessees to recognize right‑of‑use assets and lease liabilities for leases which were formerly classified as operating leases. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. While the Company is still analyzing the complete impact this ASU will have on its consolidated financial statements and related disclosures, it does expect the adoption of this standard will have a material impact on its consolidated financial statements.

3. Allowance for Doubtful Accounts

The change to the allowance for doubtful accounts was as follows:

(in thousands)	2017	2016	2015

Balance at beginning of year	$12,255	$12,363	$8,528
Bad debt expense	337	6,507	4,771
Amount of receivables written off	(3,300)	(6,315)	(634)
Foreign currency translation	683	(300)	(302)
Balance at end of year	$9,975	$12,255	$12,363

On September 14, 2016 Golfsmith International Holdings LP, one of the Company’s largest customers in the years ended December 31, 2016 and 2015, announced that its U.S.‑based business, Golfsmith International Holdings, Inc., (Golfsmith) commenced a Chapter 11 case under Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, and its Canada‑based business, Golf Town Canada Inc., (Golf Town) commenced creditor protection proceedings under the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice (Commercial List). The Company’s outstanding receivable related to Golfsmith and Golf Town was reserved for in full by the time of the bankruptcy filing and as of December 31, 2016 the portion related to Golfsmith had been written off.

4. Inventories

The components of inventories were as follows:

(in thousands)	December 31,	December 31,
	2017	2016

Raw materials and supplies	$72,342	$55,424
Work-in-process	23,956	21,558
Finished goods	267,664	246,307
Inventories	$363,962	$323,289

5. Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows:

	December 31,	December 31,
(in thousands)	2017	2016

Land	$14,618	$14,500
Buildings and improvements	138,570	133,844
Machinery and equipment	148,999	143,784
Furniture, computers and equipment	32,783	29,326
Computer software	60,736	58,462
Construction in progress	13,586	11,196
Property, plant and equipment, gross	409,292	391,112
Accumulated depreciation and amortization	(180,370)	(151,364)
Property, plant and equipment, net	$228,922	$239,748

During the years ended December 31, 2017, 2016 and 2015, software development costs of $3.1 million, $8.2 million and $43.0 million were capitalized, consisting of software placed into service of $2.4 million, $7.4 million and $40.6 million and amounts recorded in construction in progress of $0.7 million, $0.8 million and $2.4 million, respectively. Amortization expense on capitalized software development costs was $6.4 million, $5.8 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Total depreciation and amortization expense related to property, plant and equipment was $31.6 million, $31.5 million and $32.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6. Goodwill and Identifiable Intangible Assets, Net

Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill were as follows:

	Titleist	Titleist	FootJoy	Titleist
(in thousands)	Golf Balls	Golf Clubs	Golf Wear	Golf Gear	Other	Total

Balances at December 31, 2015	$106,561	51,753	2,303	12,549	8,013	181,179
Foreign currency translation	(1,139)	(554)	(25)	(134)	(86)	(1,938)
Balances at December 31, 2016	105,422	51,199	2,278	12,415	7,927	179,241
Foreign currency translation	3,941	1,914	85	464	296	6,700
Balances at December 31, 2017	$109,363	$53,113	$2,363	$12,879	$8,223	$185,941

The net carrying value by class of identifiable intangible assets was as follows:

	Weighted	December 31, 2017			December 31, 2016
	Average
	Useful		Accumulated	Net Book		Accumulated	Net Book
(in thousands)	Life (Years)	Gross	Amortization	Value	Gross	Amortization	Value

Indefinite-lived:
Trademarks	N/A	$428,100	$-	$428,100	$428,100	$-	$428,100
Amortizing:
Completed Technology	13	73,900	(35,486)	38,414	73,900	(29,956)	43,944
Customer Relationships	20	19,666	(6,309)	13,357	18,999	(5,146)	13,853
Licensing Fees and Other	7	32,539	(31,176)	1,363	32,423	(28,332)	4,091
Total intangible assets		$554,205	$(72,971)	$481,234	$553,422	$(63,434)	$489,988

During the years ended December 31, 2017, 2016 and 2015, no impairment charges were recorded to goodwill or indefinite-lived intangible assets.

Amortization expense on identifiable intangible assets was $9.3 million, $9.3 million and $9.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which $2.7 million associated with certain licensing fees was included in cost of goods sold in each year.

Amortization expense related to intangible assets as of December 31, 2017 for each of the next five fiscal years and beyond is expected to be as follows:

(in thousands)

Year ending December 31,
2018	$7,878
2019	6,269
2020	5,926
2021	5,926
2022	5,926
Thereafter	21,209
Total	$53,134

7. Product Warranty

The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Year ended
	December 31,
(in thousands)	2017	2016	2015

Balance at beginning of period	$3,526	$3,345	$2,989
Provision	5,801	6,200	5,399
Claims paid/costs incurred	(5,653)	(5,940)	(4,929)
Foreign currency translation	149	(79)	(114)
Balance at end of period	$3,823	$3,526	$3,345

8. Related Party Transactions

Other current assets includes receivables from related parties of $0.5 million and $0.9 million as of December 31, 2017 and 2016, respectively. Prior to its initial public offering, the Company incurred interest expense payable to related parties on its outstanding convertible notes (Note 9) and bonds with common stock warrants (Note 10). The related party interest expense totaled $28.1 million and $35.4 million for the years ended December 31, 2016 and 2015, respectively.

9. Debt and Financing Arrangements

The Company’s debt and capital lease obligations were as follows:

	December 31,	December 31,
(in thousands)	2017	2016

Term loan	$351,563	$370,313
Delayed draw term loan A facility	95,000	-
Revolving credit facility	10,066	42,495
Other short-term borrowings	10,298	-
Capital lease obligations	22	491
Debt issuance costs	(2,896)	(3,706)
Total	464,053	409,593
Less: short-term debt and current portion of long-term debt	47,083	61,245
Total long-term debt and capital lease obligations	$416,970	$348,348

The debt issuance costs of $2.9 million and $3.7 million as of December 31, 2017 and 2016, respectively relate to the term loan and delayed draw term loan A facility.

Senior Secured Credit Facility

On April 27, 2016, the Company entered into a senior secured credit facilities agreement arranged by Wells Fargo Bank, National Association which provides for (i) a $275.0 million multi‑currency revolving credit facility, initially including a $20.0 million letter of credit sublimit, a $25.0 million swing line sublimit, a C$25.0 million sublimit for Acushnet Canada, Inc., a £20.0 million sublimit for Acushnet Europe Limited and an alternative currency sublimit of $100.0 million for borrowings in Canadian dollars, euros, pounds sterling and Japanese yen (“revolving credit facility”), (ii) a $375.0 million term loan A facility and (iii) a $100.0 million delayed draw term loan A facility. The revolving and term loan facilities mature on July 28, 2021. On August 9, 2017, the senior secured credit facilities agreement was amended to increase the letter of credit sublimit to $25.0 million, to increase the sublimit for Acushnet Canada Inc. to C$35.0 million and to increase the sublimit for Acushnet Europe Limited to £30.0 million. The credit agreement allows for the incurrence of additional term loans or increases in the revolving credit facility in an aggregate principal amount not to exceed (i) $200.0 million plus (ii) an unlimited amount so long as the net average secured leverage ratio (as defined in the credit agreement) does not exceed 2.00:1.00 on a pro forma basis. The applicable interest rate for the Canadian borrowings under the senior secured credit facility is based on the Canadian Dollar Offered Rate (“CDOR”) plus a margin ranging from 1.25% to 2.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement. The applicable interest for the swing line sublimit is the highest of (a) Federal Funds Rate plus 0.50%, (b) the Prime Rate and (c) the one-month London Interbank Offered Rate (“LIBOR”) rate plus 1.00% plus a margin ranging from 0.25% to 1.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement. The applicable interest rate for all remaining borrowings under the senior secured credit facilities is LIBOR plus a margin ranging from 1.25% to 2.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement or the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate and (c) the one month LIBOR rate plus 1.00% plus a margin ranging from 0.25% to 1.00% depending on the Net Average Total Leverage Ratio as defined in the credit agreement. The senior secured credit facilities are secured by certain assets, including inventory, accounts receivable, fixed assets and intangible assets of the Company.

Interest on borrowings under the credit agreement is payable (1) on the last day of any interest period with respect to Eurodollar borrowings with an applicable interest period of three months or less, (2) every three months with respect to Eurodollar borrowings with an interest period of greater than three months or (3) on the last business day of each March, June, September and December with respect to base rate borrowings and swing line borrowings. In addition, beginning with the date of the initial funding under the credit agreement, the Company is required to pay a commitment fee on any unutilized commitments under the revolving credit facility and the new delayed draw term loan A facility. The initial commitment fee rate is 0.30% per annum and ranges from 0.20% to 0.35% based upon a leverage‑based pricing grid. The Company is also required to pay customary letter of credit fees.

The credit agreement requires the Company to prepay outstanding term loans, subject to certain exceptions, with:

•

100% of the net cash proceeds of all non‑ordinary course asset sales or other dispositions of property by the Company and its restricted subsidiaries (including insurance and condemnation proceeds, subject to de minimis thresholds), (1) if the Company does not reinvest those net cash proceeds in assets to be used in its business or to make certain other permitted investments, within 12 months of the receipt of such net cash proceeds or (2) if the Company commits to reinvest such net cash proceeds within 12 months of the receipt thereof, but does not reinvest such net cash proceeds within 18 months of the receipt thereof; and

•	100% of the net proceeds of any issuance or incurrence of debt by the Company or any of its restricted subsidiaries, other than debt permitted under the credit agreement.

The foregoing mandatory prepayments are used to reduce the installments of principal in such order: first, to prepay outstanding loans under the term loan A facility, the delayed draw term loan A facility and any incremental term loans on a pro rata basis in direct order of maturity and second, to prepay outstanding loans under the revolving credit facility.

The Company may voluntarily repay outstanding loans under the credit agreement at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar loans. Any optional prepayment of term loans will be applied as directed by the Company.

The Company is required to make principal payments on the loans under the term loan facilities in quarterly installments in aggregate annual amounts equal to (i) 5.00% of the original principal amount for the first and second year after July 28, 2016, (ii) 7.50% of the original principal amount for the third and fourth year after July 28, 2016 and (iii) 10.0% of the original principal amount for the fifth year after July 28, 2016. The remaining outstanding amount is payable on July 28, 2021, the maturity date for the term loan facilities. Principal amounts outstanding under the revolving credit facility will be due and payable in full on July 28, 2021, the maturity date for the revolving credit facility.

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

During the first quarter of 2017, the Company drew down $100.0 million on the delayed draw term loan A facility and $47.8 million under the revolving credit facility to substantially fund the equity appreciation rights plan (“EAR Plan”) payout (Note 17).

The interest rate applicable to the term loan and delayed draw term loan A facility as of December 31, 2017 was 3.32% and the interest rate applicable to the term loan as of December 31, 2016 was 2.27%.

There were outstanding borrowings under the revolving credit facility of $10.1 million and $42.5 million as of December 31, 2017 and 2016, respectively. The weighted average interest rate applicable to the outstanding borrowings was 4.44% and 2.48 % as of December 31, 2017 and 2016, respectively.

A change of control is an event of default under the credit agreement which could result in the acceleration of all outstanding indebtedness and the termination of all commitments under the credit agreement and would allow the lenders under the credit agreement to enforce their rights with respect to the collateral granted. A change of control occurs if any person (other than certain permitted parties, including Fila Korea) becomes the beneficial owner of 35% or more of the outstanding common stock of the Company.  On September 22, 2017, Magnus entered into a loan agreement (the “New Magnus Loan Agreement”) with certain Korean financial institutions (the “New Magnus Lenders”) which provides for (i) three year term loans in an aggregate amount of Korean Won 399.2 billion (equivalent to approximately $373.7 million, using an exchange rate of $1.00 = Korean Won 1,068.27 as of December 31, 2017) (the “New Magnus Term Loans”) and (ii) a revolving credit loan of Korean Won 10.0 billion (equivalent to approximately $9.4 million, using an exchange rate of $1.00 = Korean Won 1,068.27 as of December 31, 2017) (the “New Magnus Revolving Loan” and, together with the New Magnus Term Loans, the “New Magnus Loans”). The New Magnus Loans are secured by a pledge on all of our common stock owned by Magnus, which consists of 39,345,151 shares (the “Magnus Shares”), or 52.6% of our outstanding common stock.  Under the New Magnus Loan Agreement, Magnus is required to maintain a specified Loan-to-Value ratio (“LTV Ratio”).  If the LTV Ratio exceeds 75%, Magnus will be in breach of the New Magnus Loan agreement. If Magnus does not cure the breach in 60 days, the lenders will have a right to accelerate the maturity of the New Magnus Loan.  If Magnus fails to pay the amount due on the New Magnus Loan at maturity or upon acceleration, the lenders can foreclose on the pledged shares of the Company’s common stock, which may result in the sale of up to 52.6% of the Company’s common stock.

The credit agreement contains a number of covenants that, among other things, restrict the ability of the U.S. Borrower and its restricted subsidiaries to (subject to certain exceptions), incur, assume, or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments, or redeem or repurchase capital stock or make prepayments, repurchases or redemptions of certain indebtedness; engage in mergers, liquidations, dissolutions, asset sales, and other dispositions (including sale leaseback transactions); amend or otherwise alter terms of certain indebtedness or certain other agreements; enter into agreements limiting subsidiary distributions or containing negative pledge clauses; engage in certain transactions with affiliates; alter the nature of the business that we conduct or change our fiscal year or accounting practices. Certain exceptions to these covenants are determined based on ratios that are calculated in part using the calculation of Adjusted EBITDA. The credit agreement covenants also restrict the ability of Acushnet Holdings Corp. to engage in certain mergers or consolidations or engage in any activities other than permitted activities. The Company’s credit agreement contains certain customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company’s leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2017, the Company was in compliance with all covenants under the credit agreement.

As of December 31, 2017, the Company had available borrowings under its revolving credit facility of $254.8 million after giving effect to $10.2 million of outstanding letters of credit.

Convertible Notes

Prior to the initial public offering, the Company had outstanding convertible notes with an aggregate principal amount of $362.5 million.  All outstanding convertible notes were converted into common stock in conjunction with the Company’s initial public offering (Note 2). Upon conversion, all accrued but unpaid interest on the principal of the convertible notes was paid to each holder of the convertible notes. The Company recorded interest expense related to the convertible notes of $22.6 million and $27.2 million during the year ended December 31, 2016 and 2015, respectively.

Secured Floating Rate Notes

On July 28, 2016, outstanding borrowings under the secured floating rate notes of $375.0 million were repaid in full using the proceeds from the senior secured credit facility and the secured floating rate notes were terminated.

Senior Revolving and Term Loan Facilities

As of June 30, 2016, the Company had repaid all amounts outstanding under the senior revolving and term loan facilities and the facilities were terminated.

Other Short-Term Borrowings

The Company has certain unsecured facilities available through its subsidiary locations. As of December 31, 2017, the Company had available borrowings under its unsecured facilities of $53.8 million after giving effect to $10.3 million of outstanding borrowings. The weighted average interest rate applicable to the outstanding borrowings was 0.73%.

Letters of Credit

As of December 31, 2017 and 2016, there were outstanding letters of credit totaling $14.3 million and $11.6 million, respectively, of which $11.2 million and $8.6 million was secured, respectively, related to agreements which provided a maximum commitment for letters of credit of $29.2 million and $24.0 million, respectively.

Payments of Debt Obligations due by Period

As of December 31, 2017, principal payments due on outstanding long-term debt obligations, excluding capital leases, were as follows:

(in thousands)

Year ending December 31,
2018	$26,719
2019	35,625
2020	38,594
2021	345,625
2022	-
Thereafter	-
Total	$446,563

10. Derivative Financial Instruments

Bonds with Common Stock Warrants

Prior to the exercise of the final annual call option by Fila Korea in July 2016, the Company had outstanding bonds with common stock warrants for the purchase of the Company’s common stock at an exercise price of $11.11 per share. The Company classified the warrants to purchase common stock as a liability on its consolidated balance sheet as the warrants were free‑standing financial instruments that could result in the issuance of a variable number of the Company’s common shares. The warrants were initially recorded at fair value on grant date, and were subsequently re‑measured to fair value at each reporting date (Note 11). Changes in the fair value of the common stock warrants were recognized as other (income) expense, net on the consolidated statement of operations (Note 14).

In July 2016 and 2015, Fila Korea exercised its annual call option to purchase common stock warrants held by the holders of the bonds and exercised such warrants at the exercise price of $11.11 per share, or $34.5 million in the aggregate in each year. The Company used the proceeds received from Fila Korea’s exercise of the common stock warrants to redeem the outstanding bonds payable.

Foreign Exchange Derivative Instruments

The Company principally uses financial instruments to reduce the impact of changes in foreign currency exchange rates. The principal derivative financial instruments the Company enters into are foreign exchange forward contracts. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.

Foreign exchange forward contracts are primarily used to hedge purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the Euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of December 31, 2017 and 2016 was $278.9 million and $371.2 million, respectively.

The counterparties to derivative contracts are major financial institutions. The credit risk of counterparties does not have a significant impact on the valuation of the Company’s derivative instruments.

The fair values of foreign exchange hedges on the consolidated balance sheets were as follows:

	Balance Sheet	December 31,	December 31,
(in thousands)	Location	2017	2016

Asset derivatives	Other current assets	$4,675	$11,357
	Other noncurrent assets	562	5,286
Liability derivatives	Other current liabilities	6,360	1,106
	Other noncurrent liabilities	276	32

The effect of foreign exchange hedges on accumulated other comprehensive income (loss) and the consolidated statements of operations was as follows:

	Gain (Loss) Recognized in
	Other Comprehensive Income (Loss)
	Year ended
	December 31,
(in thousands)	2017	2016	2015

Type of hedge
Cash flow	$(15,558)	$7,014	$14,964
	$(15,558)	$7,014	$14,964

	Gain (Loss) Recognized in
	Statement of Operations
	Year ended
	December 31,
(in thousands)	2017	2016	2015

Location of gain (loss) in statement of operations
Cost of goods sold	$1,329	$5,194	$26,805
Selling, general and administrative expense	(2,732)	(917)	3,733
	$(1,403)	$4,277	$30,538

Gains and losses on derivatives designated as cash flow hedges are reclassified from other comprehensive income (loss) to cost of goods sold at the time that the forecasted transaction impacts the income statement. Based on the current valuation, the Company expects to reclassify a net loss of $2.1 million from accumulated other comprehensive income (loss) into cost of goods sold during the next 12 months.

11. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of
	December 31, 2017 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location

Assets
Rabbi trust	$10,637	$-	$-	Other current assets
Foreign exchange derivative instruments	-	4,675	-	Other current assets
Deferred compensation program assets	1,866	-	-	Other noncurrent assets
Foreign exchange derivative instruments	-	562	-	Other noncurrent assets
Total assets	$12,503	$5,237	$-
Liabilities
Foreign exchange derivative instruments	$-	$6,360	$-	Other current liabilities
Deferred compensation program liabilities	1,866	-	-	Other noncurrent liabilities
Foreign exchange derivative instruments	-	276	-	Other noncurrent liabilities
Total liabilities	$1,866	$6,636	$-

	Fair Value Measurements as of
	December 31, 2016 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location

Assets
Rabbi trust	$6,994	$-	$-	Other current assets
Foreign exchange derivative instruments	-	11,357	-	Other current assets
Rabbi trust	5,248	-	-	Other noncurrent assets
Deferred compensation program assets	1,846	-	-	Other noncurrent assets
Foreign exchange derivative instruments	-	5,286	-	Other noncurrent assets
Total assets	$14,088	$16,643	$-
Liabilities
Foreign exchange derivative instruments	$-	$1,106	$-	Other current liabilities
Deferred compensation program liabilities	1,846	-	-	Other noncurrent liabilities
Foreign exchange derivative instruments	-	32	-	Other noncurrent liabilities
Total liabilities	$1,846	$1,138	$-

During the years ended December 31, 2017 and 2016, there were no transfers between Level 1, Level 2 and Level 3.

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

Foreign exchange derivative instruments are forward exchange forward contracts primarily used to hedge currency fluctuations for transactions denominated in a foreign currency (Note 10). The Company uses the mid‑price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.

Prior to the exercise of the final tranche of common stock warrants in 2016, the Company categorized the related derivative liability as Level 3 as there were significant unobservable inputs used in the underlying valuations. The common stock warrants were valued using the contingent claims methodology. The change in the Level 3 fair value measurements was as follows:

December 31,
(in thousands)	2016

Balance at beginning of year	$22,884
Common stock warrant exercise	(28,996)
Total losses included in earnings	6,112
Balance at end of year	$-

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

The following tables present the change in benefit obligation, change in plan assets, and funded status for the Company's defined benefit and postretirement benefit plans for the years ended December 31, 2017 and 2016:

	Pension	Pension
	Benefits	Benefits	Postretirement
(in thousands)	(Underfunded)	(Overfunded)	Benefits

Change in projected benefit obligation ("PBO")
Benefit obligation at December 31, 2016	$284,104	$39,735	$20,264
Service cost	9,217	-	955
Interest cost	10,783	1,049	713
Actuarial (gain) loss	34,557	(2,000)	(5,075)
Settlements	(20,663)	(5,172)	-
Participants’ contributions	-	-	355
Benefit payments	(2,719)	(635)	(1,160)
Foreign currency translation	1,435	2,659	-
Adjustment for movement from underfunded to overfunded	168	(168)	-
Projected benefit obligation at December 31, 2017	316,882	35,468	16,052
Accumulated benefit obligation at December 31, 2017	277,067	34,190	16,052
Change in plan assets
Fair value of plan assets at December 31, 2016	161,088	45,342	-
Return on plan assets	23,757	6,254	-
Employer contributions	21,280	1,697	805
Participants’ contributions	-	-	355
Settlements	(20,663)	(5,172)	-
Benefit payments	(2,719)	(635)	(1,160)
Adjustment for movement from underfunded to overfunded	194	(194)	-
Foreign currency translation	156	3,475	-
Fair value of plan assets at December 31, 2017	183,093	50,767	-
Funded status (fair value of plan assets less PBO)	$(133,789)	$15,299	$(16,052)

	Pension	Pension
	Benefits	Benefits	Postretirement
(in thousands)	(Underfunded)	(Overfunded)	Benefits

Change in projected benefit obligation
Benefit obligation at December 31, 2015	$271,462	$38,287	$20,079
Service cost	9,787	(24)	888
Interest cost	11,077	1,279	779
Actuarial (gain) loss	14,095	7,711	(572)
Settlements	(6,714)	-	-
Plan amendments	-	-	283
Participants’ contributions	-	-	921
Benefit payments	(15,515)	(796)	(2,114)
Foreign currency translation	122	(6,932)	-
Adjustment for movement from underfunded to overfunded	(210)	210	-
Projected benefit obligation at December 31, 2016	284,104	39,735	20,264
Accumulated benefit obligation at December 31, 2016	247,009	37,289	20,264
Change in plan assets
Fair value of plan assets at December 31, 2015	157,729	43,768	-
Return on plan assets	7,203	8,280	-
Employer contributions	18,335	2,012	1,193
Participants’ contributions	-	-	921
Settlements	(6,714)	-	-
Benefit payments	(15,515)	(796)	(2,114)
Foreign currency translation	50	(7,922)	-
Fair value of plan assets at December 31, 2016	161,088	45,342	-
Funded status (fair value of plan assets less PBO)	$(123,016)	$5,607	$(20,264)

The amount of pension and postretirement assets and liabilities recognized on the consolidated balance sheets were as follows:

	Pension Benefits		Postretirement Benefits
(in thousands)	2017	2016	2017	2016

Other noncurrent assets	$15,299	$5,607	$-	$-
Accrued compensation and benefits	(18,933)	(7,149)	(748)	(784)
Accrued pension and postretirement benefits	(114,856)	(115,867)	(15,304)	(19,480)
Net amount recognized	$(118,490)	$(117,409)	$(16,052)	$(20,264)

The amounts in accumulated other comprehensive income (loss) on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2017	2016	2015	2017	2016	2015

Net actuarial (gain) loss at beginning of year	$33,736	$18,374	$19,878	$(8,055)	$(8,840)	$(7,270)
Current year actuarial (gain) loss	14,554	18,425	17,835	(5,075)	(573)	(2,228)
Amortization of actuarial (gain) loss	(804)	(485)	(1,152)	601	912	490
Curtailment impact	-	-	(19,146)	-	-	-
Settlement impact	(2,740)	(1,124)	-	-	-	-
Prior service cost	-	-	1,331	-	283	-
Amortization of prior service cost (credit)	(175)	(175)	(22)	137	163	168
Foreign currency translation	321	(1,279)	(350)	-	-	-
Net actuarial (gain) loss at end of year	$44,892	$33,736	$18,374	$(12,392)	$(8,055)	$(8,840)

The expected prior service cost (credit) that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in the next fiscal year is a cost of $0.2 million for the pension plans and a credit of

$0.1 million for the postretirement plans. The expected actuarial (gain) loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in the next fiscal year is a loss of $2.1 million for the pension plans and a gain of $1.4 million for the postretirement plans.

Components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,
(in thousands)	2017	2016	2015	2017	2016	2015

Components of net periodic benefit cost
Service cost	$9,217	$9,763	$15,683	$955	$888	$1,060
Interest cost	11,832	12,356	12,338	713	779	787
Expected return on plan assets	(12,006)	(12,189)	(11,372)	-	-	-
Curtailment income	-	-	(2,421)	-	-	-
Settlement expense	2,740	1,148	-	-	-	-
Amortization of net (gain) loss	804	471	1,152	(601)	(912)	(490)
Amortization of prior service cost (credit)	175	175	22	(137)	(163)	(168)
Net periodic benefit cost	$12,762	$11,724	$15,402	$930	$592	$1,189

The weighted average assumptions used to determine benefit obligations at December 31, 2017 and 2016 were as follows:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016

Discount rate	3.62%	4.17%	3.61%	4.08%
Rate of compensation increase	4.01%	4.02%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015

Discount rate	4.17%	4.16%	3.92%	4.08%	4.30%	3.90%
Expected long-term rate of return on plan assets	5.77%	6.23%	6.15%	N/A	N/A	N/A
Rate of compensation increase	4.02%	4.07%	4.05%	N/A	N/A	N/A

The assumed healthcare cost trend rates used to determine benefit obligations and net periodic benefit cost as of and for the years ended December 31 2017, 2016 and 2015 were as follows:

	Postretirement Benefits
	Medical and Prescription Drug
	2017	2016	2015

Healthcare cost trend rate assumed for next year	5.5%/8.5%	5.50%/9.00%	5.75/10.00%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2024	2024	2024

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	2017		2016
	One-Percentage	One-Percentage	One-Percentage	One-Percentage
(in thousands)	Point Increase	Point Decrease	Point Increase	Point Decrease

Effect on total of service and interest cost	$73	$(65)	$104	$(91)
Effect on postretirement benefit obligation	665	(598)	894	(796)

Plan Assets

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2017 were as follows:

	Pension Benefits – Plan Assets
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Asset category
Individual securities
Fixed income	$1,794	$-	$1,794	$-
Commingled funds
Measured at net asset value	232,066	-	-	-
	$233,860	$-	$1,794	$-

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2016 were as follows:

	Pension Benefits – Plan Assets
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Asset category
Individual securities
Fixed income	$1,628	$-	$1,628	$-
Commingled funds
Measured at net asset value	204,801	-	-	-
	$206,429	$-	$1,628	$-

Pension assets include fixed income securities and commingled funds. Fixed income securities are valued at daily closing prices or institutional mid-evaluation prices provided by independent industry-recognized pricing sources. Commingled funds are not traded in active markets with quoted prices and as a result, are valued using the net asset values provided by the administrator of the fund. The investments underlying the net asset values are based on quoted prices traded in active markets. In accordance with ASU 2015-07, “Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”, the Company has elected the practical expedient to exclude assets measured at net asset value from the fair value hierarchy.

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

Master trusts were established to hold the assets of the Company's U.S. defined benefit plans. During the years ended December 31, 2017 and 2016, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 64% to 76% and a liability-hedging investment allocation of 24% to 36%. Return-seeking investments include equities, real estate, high yield bonds and other instruments. Liability-hedging investments include assets such as corporate and government fixed income securities.

The Company's future expected blended long-term rate of return on plan assets of 5.77% is determined based on long-term historical performance of plan assets, current asset allocation, and projected long-term rates of return.

Estimated Contributions

The Company expects to make pension contributions of approximately $40.9 million during 2018 based on current assumptions as of December 31, 2017.

Estimated Future Retirement Benefit Payments

The following retirement benefit payments, which reflect expected future service, are expected to be paid as follows:

	Pension	Postretirement
(in thousands)	Benefits	Benefits

Year ending December 31,
2018	$36,506	$748
2019	20,544	828
2020	22,103	943
2021	23,751	1,078
2022	24,511	1,214
Thereafter	138,204	7,096
	$265,619	$11,907

The estimated future retirement benefit payments noted above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

International Plans

Pension coverage for employees of the Company's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit plans. The international pension plans are included in the tables above. As of December 31, 2017 and 2016, the defined benefit plans had total projected benefit obligations of $53.6 million and $54.4 million, respectively, and fair values of plan assets of $53.6 million and $47.6 million, respectively. The majority of the plan assets are invested in equity securities. The pension expense related to these plans was $0.9 million, $1.0 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The expected actuarial loss that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in the next fiscal year is less than $0.1 million.

Defined Contribution Plans

The Company sponsors a number of defined contribution plans. Contributions are determined under various formulas. Cash contributions related to these plans amounted to $13.8 million, $13.0 million and $9.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

13. Income Taxes

On December 22, 2017, the U.S. enacted tax reform legislation, commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).  The 2017 Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.  On December 22, 2017, the Securities and Exchange Commission issued guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law.

At December 31, 2017, the Company has not finalized the accounting for the Federal and State tax effects of enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company recognized a provisional amount of $14.0 million as a reasonable estimate of the impact of the provisions of the 2017 Tax Act, which is included as a component of income tax expense from continuing operations. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the estimates may also be affected as the Company gains a more thorough understanding of the new tax law as incremental guidance becomes available.

Provisional amounts

Deferred tax assets and liabilities: The Company remeasured its U.S. deferred tax assets and liabilities based upon the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the 2017 Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to changes in deferred tax amounts.  As the Company continues to analyze the 2017 Tax Act and refine its calculations it could give rise to changes in the assessment of the realizability of certain deferred tax assets, including foreign tax credit carryforwards. The provisional tax expense amount recorded related to the remeasurement of the Company’s deferred tax balances was $10.2 million.

Foreign tax effects: The one-time transition tax is based on the Company’s total unremitted post-1986 earnings and profits (E&P). The Company recorded a provisional increase to income tax expense of $8.6 million for the one-time transition tax liability for its foreign subsidiaries.  This increase included tax on foreign income of $23.8 million, partially offset by a related benefit of foreign tax credits of $15.2 million.  As the Company has sufficient existing tax attributes available to fully offset the transition tax liability there will be no cash tax impact to the Company. The Company has not yet completed its calculation of the total post-1986 E&P for its foreign subsidiaries or the tax pools of the foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P and finalizes the amounts held in cash or other specified assets.

The Company has determined that its undistributed earnings for most of its foreign subsidiaries are not permanently reinvested.  The change in the tax law impacted the Company’s deferred taxes provided on unremitted earnings.  The Company had previously recorded a $4.8 million deferred tax liability on those unremitted foreign earnings, which were taxed in the current year as part of the transition tax.  The Company does not believe that any additional outside basis differences exist as of December 31, 2017, however, determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax (i.e., basis difference in excess of that subject to the one-time transition tax) is not currently estimable.  The Company has provided for withholding taxes on all unremitted earnings, as required.

 The components of income before income taxes were as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015

Domestic operations	$61,158	$(3,995)	$(48,544)
Foreign operations	90,518	93,217	80,694
Income before income taxes	$151,676	$89,222	$32,150

Amounts reflected for 2016 and 2015 have been reclassified for consistency of presentation with 2017 amounts.

The following table represents a reconciliation of income taxes at the 35% federal statutory income tax rate to income tax expense as reported:

	Year ended December 31,
(in thousands)	2017	2016	2015

Income tax expense computed at federal statutory income tax rate	$53,086	$31,229	$11,252
Foreign taxes, net of credits	(15,545)	(1,804)	418
Transition tax (net of federal tax credits generated)	8,593	-	-
US rate change related to the 2017 Tax Act	10,198	-	-
Net adjustments for uncertain tax positions	508	706	4,731
State and local taxes	2,031	(525)	(1,108)
Equity appreciation rights	(765)	372	693
Transaction costs	189	3,078	414
Indemnified taxes	(115)	1,594	(1,106)
Fair value adjustment for common stock warrants	—	3,029	10,853
Valuation allowance	(219)	955	7,872
Deferred charge	(1,295)	1,009	807
Tax credits	(3,240)	(704)	(7,003)
Miscellaneous other, net	1,630	768	171
Income tax expense as reported	$55,056	$39,707	$27,994
Effective income tax rate	36.3%	44.5%	87.1%

The Company's unrecognized tax benefits represent tax positions for which reserves have been established. The following table represents a reconciliation of the activity related to the unrecognized tax benefits, excluding accrued interest and penalties:

(in thousands)	2017	2016	2015

Unrecognized tax benefits at beginning of year	$11,347	$13,120	$8,845
Gross additions - prior year tax positions	-	1,960	3,045
Gross additions - current year tax positions	1,159	747	1,605
Gross reductions - prior year tax positions	(348)	(4,457)	(333)
Gross reductions - Acquired tax positions settled with tax authorities	(1,241)	-	-
Impact of change in foreign exchange rates	132	(23)	(42)
Unrecognized tax benefits at end of year	$11,049	$11,347	$13,120

As of December 31, 2017, 2016 and 2015, the unrecognized tax benefits of $11.0 million, $11.3 million and $13.1 million, respectively, would affect the Company's future effective tax rate if recognized. The Company does not anticipate a material change in unrecognized tax benefits within the next 12 months.

As of December 31, 2017, 2016 and 2015, the Company had unrecognized tax benefits included in the amounts above of $4.9 million, $5.9 million and $4.2 million, respectively, related to periods prior to the Company's acquisition of Acushnet Company and as such, are indemnified by Beam.

As of December 31, 2017, 2016 and 2015, the Company recognized a liability of $2.7 million, $2.3 million and $1.9 million, respectively for interest and penalties, of which $2.7 million, $1.8 million and $1.6 million is indemnified by Beam.

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

The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for years after July 29, 2011, Canada for years after 2012, Japan for years after 2011, Korea for years after 2016, and the United Kingdom for years after 2015. The

Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statute of limitations from three to four years. Various states and local income tax returns are currently in the process of examination. These examinations are unlikely to result in any significant changes to the amounts of unrecognized tax benefits on the consolidated balance sheet as of December 31, 2017.

The Company's income tax expense includes tax expense of $0.2 million, $2.2 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to the tax obligations indemnified by Beam. There is an offsetting amount included in other (income) expense, net for the related adjustment to the Beam indemnification asset, resulting in no effect on net income.

Income tax expense was as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015

Current expense (benefit)
United States	$(906)	$3,702	$5,455
Foreign	28,109	28,156	20,351
Current income tax expense (benefit)	27,203	31,858	25,806
Deferred expense (benefit)
United States	27,770	9,489	(152)
Foreign	83	(1,640)	2,340
Deferred income tax expense (benefit)	27,853	7,849	2,188
Total income tax expense	$55,056	$39,707	$27,994

The components of net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2017	2016

Deferred tax assets
Compensation and benefits	$14,060	$22,053
Share-based compensation	5,085	5,474
Equity appreciation rights	-	57,146
Pension and other postretirement benefits	30,564	45,926
Inventories	10,843	9,120
Accounts receivable	2,016	2,942
Customer sales incentives	2,255	3,254
Transaction costs	1,804	3,157
Other reserves	3,255	5,764
Interest	562	2,260
Miscellaneous	1,224	1,076
Foreign exchange derivative instruments	730	-
Net operating loss and other tax carryforwards	103,455	55,936
Gross deferred tax assets	175,853	214,108
Valuation allowance	(25,887)	(21,726)
Total deferred tax assets	149,966	192,382
Deferred tax liabilities
Property, plant and equipment	(11,325)	(17,496)
Identifiable intangible assets	(36,687)	(46,701)
Foreign exchange derivative instruments	-	(4,076)
Miscellaneous	(954)	(1,145)
Total deferred tax liabilities	(48,966)	(69,418)
Net deferred tax asset	$101,000	$122,964

Under U.S. tax law and regulations, certain changes in the ownership of the Company’s shares can limit the annual utilization of tax attributes (tax loss and tax credit carryforwards) that were generated prior to such ownership changes. The annual limitation could affect the realizability of the Company’s deferred tax assets recorded in the financial statement for its tax credit carryforwards because the carryforward periods have a finite duration. The 2016 Initial Public Offering, and associated share transfers, resulted in significant changes in the composition of the ownership of the Company’s shares. Based on its analysis of the change of ownership tax rules in conjunction with the estimated amount and source of its future earnings and related tax profile, the Company believes its existing tax attributes will be utilized prior to their expiration.

As of December 31, 2017 and 2016, the Company had state net operating loss (“NOL”) carryforwards of $192.0 million and $117.2 million, respectively. These NOL carryforwards expire between 2018 and 2035. As of December 31, 2017 the Company had US Federal net operating loss (“NOL”) carryforwards of $26.4 million which will expire in 2037. As of December 31, 2017 and 2016, the Company had foreign tax credit carryforwards of $72.8 million and $46.0 million, respectively. These foreign tax credits will begin to expire in 2022.

Changes in the valuation allowance for deferred tax assets were as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015

Valuation allowance at beginning of year	$21,726	$20,771	$13,850
Increases (decreases) recorded to income tax provision	4,161	955	6,921
Valuation allowance at end of year	$25,887	$21,726	$20,771

The changes in the valuation allowance were related to the increase in the U.S. state deferred tax assets and deferred tax assets in the Company’s Hong Kong subsidiary that the Company has determined are not more-likely-than-not realizable. In assessing the realizability of these assets, the Company considered numerous factors including historical profitability, the character and estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which it operates. The utilization of the Company's net U.S. state and Hong Kong deferred tax assets is dependent on future taxable earnings, which cannot be projected with certainty at this time.

14. Interest Expense and Other (Income) Expense, Net

The components of interest expense, net were as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015

Interest expense - related party	$—	$28,146	$35,420
Interest expense - third party	16,907	23,113	26,567
Interest income - third party	(1,198)	(1,351)	(1,693)
Total interest expense, net	$15,709	$49,908	$60,294

The components of other (income) expense, net were as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015

Loss on fair value of common stock warrants	$—	$6,112	$28,364
Indemnification (gains) losses	177	(2,174)	(3,007)
Other gains	(1,254)	(2,232)	(218)
Total other (income) expense, net	$(1,077)	$1,706	$25,139

15. Redeemable Convertible Preferred Stock

Prior to the initial public offering, the Company had outstanding 1,838,027 shares of $0.001 par value Series A preferred stock. Given that certain redemption features of the Series A preferred stock were not solely within the control of the Company, the Series A preferred stock was classified outside of stockholders' equity. All outstanding Series A preferred stock were converted into common stock in conjunction with the Company’s initial public offering (Note 2). Upon conversion, all accrued but unpaid dividends on the shares of the Series A preferred stock were paid to each holder of the shares of the Series A preferred stock. The Company declared and paid dividends to the holders of the Series A preferred stock of $17.3 million and $13.7 million during the years ended December 31, 2016 and 2015, respectively. Shares of Series A preferred stock that are redeemed or converted were canceled and retired and cannot be reissued by the Company.

16. Common Stock

As of December 31, 2017 and 2016, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's shareholders. Common shareholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.

The Company declared dividends per share during the periods presented as follows:

	Dividends per Share	Amounts (in thousands)
2017:
Fourth Quarter	$0.12	$9,098
Third Quarter	0.12	9,146
Second Quarter	0.12	9,149
First Quarter	0.12	9,152
Total dividends declared	$0.48	$36,545

During the first quarter of 2018, the board of directors declared a dividend of $0.13 per share to shareholders on record as of March 19, 2018 and payable on March 29, 2018.

17. Equity Incentive Plans

Restricted Stock and Performance Stock Units

On January 22, 2016, the Company’s board of directors adopted the Acushnet Holdings Corp. 2015

Omnibus Incentive Plan (“2015 Plan”) pursuant to which the Company may grant stock options, stock appreciation rights, restricted shares of common stock, RSUs, performance stock units (“PSUs”) and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. Each share issued with respect to RSUs and PSUs granted under the 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. All RSUs and PSUs granted under the 2015 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares vest. As of December 31, 2017, there were 7,804,279 remaining shares of common stock reserved for issuance under the 2015 Plan of which 4,557,513 remain available for future grants.

A summary of the Company’s RSUs and PSUs as of December 31, 2017 and 2016 and changes during the years then ended is presented below:

		Weighted-
	Number	Average
	of	Fair
	RSUs and PSUs	Value

Outstanding at December 31, 2015	—	$—
Granted	2,459,166	20.40
Outstanding at December 31, 2016	2,459,166	$20.40
Granted	238,196	18.82
Vested	(437,188)	20.33
Forfeited	(199,320)	20.45
Outstanding at December 31, 2017	2,060,854	$20.23

During 2017, RSUs settled resulting in the issuance of 437,188 shares of common stock, of which 51,467 shares of common stock were delivered to the Company as payment by employees in lieu of cash to satisfy tax withholding obligations. As of December 31, 2017 no PSUs have vested. The aggregate fair value of RSUs vesting during the year ended December 31, 2017 was $7.7 million.

The Company’s board of directors in accordance with the 2015 Plan have granted RSUs and PSUs to certain key members of management. RSUs vest in accordance with the terms of the grant subject to the employee’s continued employment with the Company.  The PSUs cliff‑vest on December 31, 2018, subject to the employee’s continued employment with the Company and the Company’s level of achievement of the applicable cumulative Adjusted EBITDA performance metrics (as defined in the applicable award agreements) measured over the three-year performance period. Each PSU reflects the right to receive between 0% and 200% of the target number of shares based on the actual three-year cumulative Adjusted EBITDA. The determination of the target value gave consideration to executive performance, potential future contributions and peer group analysis.

The Company’s board of directors in accordance with the 2015 Plan have approved grants of RSUs to members of the board of directors. The remaining grants vest on the earlier of June 12, 2018 or the next annual stockholders’ meeting, subject to continued service on the board of directors through the vesting date.

In September of 2017, the Company announced its Chief Operating Officer (“COO”) would succeed the current President and Chief Executive Officer effective January 1, 2018, and in conjunction with this succession, the current COO received an equity grant.  The equity grant has a grant date fair value of $3.0 million, which will vest one third on each of the first three anniversaries of the grant date. The expense associated with this equity grant is being recorded over the vesting period commencing on the date the grant was announced. Until the equity grant is awarded and the terms of the equity grant are known, the related liability has been recorded to other non-current liabilities.

The compensation expense recorded for the year ended December 31, 2017 related to the PSUs was based on the Company’s best estimate of the three-year cumulative Adjusted EBITDA forecast as of December 31, 2017. The Company reassesses the estimate of the three‑year cumulative Adjusted EBITDA forecast at the end of each reporting period. The Company recorded compensation expense for the RSUs and PSUs of $9.3 million and $6.0 million, respectively, during the year ended December 31, 2017. The Company recorded compensation expense for the RSUs and PSUs of $8.4 million and $6.1 million, respectively, during the year ended December 31, 2016.

The remaining unrecognized compensation expense related to non‑vested RSUs and non‑vested PSUs granted was $11.8 million and $6.1 million, respectively, as of December 31, 2017 and is expected to be recognized over the related weighted average period of 1.4 years.

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

Prior to settlement, the EAR awards were re-measured using the intrinsic value method at each reporting period based on a projection of the Company's future common stock equivalent value. The common stock equivalent value was based on an estimate of the Company's EBITDA multiplied by a defined multiple, and divided by the expected number of common shares outstanding. The intrinsic value was the calculated common stock equivalent value per share compared to the per share exercise price. Effective October 17, 2014, the Company amended the EAR Plan such that (i) payments for vested awards resulting from a qualified termination of the award recipient are generally determined based on the Company's EBITDA for the fiscal year prior to such termination and (ii) payments for vested awards resulting from an expiration of the award are determined based on the greater of the Company's EBITDA for the year ended December 31, 2015, the Company's EBITDA for the year ending December 31, 2016, or the value of the Company's publicly-traded common stock for the three trading days following the initial public offering.

The following table summarizes the Company's EAR activity since December 31, 2015:

		Weighted-	Weighted-
	Number	Average	Average	Aggregate
	of	Exercise	Remaining	Intrinsic
(in thousands, except share and per share amounts)	Awards	Price	Contractual Term	Value

Outstanding at December 31, 2015	9,180,000	$11.40	1 year	$171,712
Settled	(1,566,000)	11.12		—
Outstanding at December 31, 2016	7,614,000	19.90		151,511
Settled	(7,614,000)	(19.90)		—
Outstanding at December 31, 2017	—	—		—

For the years ended December 31, 2016 and 2015, the Company recorded compensation expense of $6.0 million and $45.8 million, respectively, related to outstanding EARs.

Compensation Expense

The allocation of compensation expense related to equity incentive plans in the consolidated statement of operations was as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015

Cost of goods sold	$408	$434	$670
Selling, general and administrative expense	13,687	18,622	48,377
Research and development	1,190	1,485	2,556
Total compensation expense before income tax	15,285	20,541	51,603
Income tax benefit	3,158	6,481	17,821
Total compensation expense, net of tax	$12,127	$14,060	$33,782

18. Accumulated Other Comprehensive Income (Loss), Net of Tax

Accumulated other comprehensive income (loss), net of tax consists of foreign currency translation adjustments, unrealized gains and losses from foreign exchange derivative instruments designated as cash flow hedges (Note 10), unrealized gains and losses from available‑for‑sale securities and pension and other postretirement adjustments (Note 12).

The components of and changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses)	Pension and	Accumulated
	Currency	Foreign Exchange	on Available-	Other	Other
	Translation	Derivative	for-Sale	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Securities	Adjustments	Loss

Balances at December 31, 2015	$(70,019)	$9,166	$1,504	$(7,885)	$(67,234)
Other comprehensive income (loss) before reclassifications	(14,656)	7,014	51	(16,781)	(24,372)
Amounts reclassified from accumulated other comprehensive loss	-	(5,194)	-	709	(4,485)
Tax benefit (expense)	-	(451)	(19)	5,727	5,257
Balances at December 31, 2016	$(84,675)	$10,535	$1,536	$(18,230)	$(90,834)
Other comprehensive income (loss) before reclassifications	26,964	(15,558)	150	(9,870)	1,686
Amounts reclassified from accumulated other comprehensive loss	-	(1,329)	-	2,981	1,652
Tax benefit	-	4,072	35	1,698	5,805
Balances at December 31, 2017	$(57,711)	$(2,280)	$1,721	$(23,421)	$(81,691)

19. Net Income per Common Share

The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Year ended
	December 31,
(in thousands, except share and per share amounts)	2017	2016	2015

Net income (loss) attributable to Acushnet Holdings Corp.	$92,114	$45,012	$(966)
Less: dividends earned by preferred shareholders	-	(11,576)	(13,785)
Less: allocation of undistributed earnings to preferred shareholders	-	(10,247)	-
Net income (loss) attributable to common stockholders - basic	92,114	23,189	(14,751)
Adjustments to net income (loss) for dilutive securities	-	16,475	-
Net income (loss) attributable to common stockholders - diluted	$92,114	$39,664	$(14,751)

Weighted average number of common shares:
Basic	74,399,836	31,247,643	19,939,293
Diluted	74,590,999	64,323,742	19,939,293
Net income (loss) per common share attributable to Acushnet Holdings Corp.:
Basic	$1.24	$0.74	$(0.74)
Diluted	$1.23	$0.62	$(0.74)

For the year ended December 31, 2017, net income per common share attributable to Acushnet Holdings Corp. was calculated under the treasury stock method. Net income per common share attributable to Acushnet Holdings Corp. for the years ended December 31, 2016 and 2015 was calculated under the two-class method.

The Company’s potential dilutive securities for the year ended December 31, 2017 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. For the year ended December 31, 2016 the Company’s potential dilutive securities include RSUs, PSUs, Series A preferred stock, warrants to purchase common stock and convertible notes. For the year ended December 31, 2015 the Company’s potential dilutive securities include Series A preferred stock, stock options, warrants to purchase common stock and convertible notes.

The following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Year ended
	December 31,
	2017	2016	2015

Series A preferred stock	-	13,807,486	16,542,243
Stock options	-	-	1,089
Warrants to purchase common stock	-	1,807,171	4,891,887
Convertible notes	-	-	32,624,820
RSUs	360,659	-	-

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

Results shown for the years ended December 31, 2017, 2016 and 2015 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

(in thousands)	Year ended December 31,
	2017	2016	2015
Net sales
Titleist golf balls	$512,041	$513,899	$535,465
Titleist golf clubs	397,987	430,966	388,304
Titleist golf gear	142,911	136,208	129,408
FootJoy golf wear	437,455	433,061	418,852
Other	69,864	58,141	30,929
Total net sales	$1,560,258	$1,572,275	$1,502,958

Segment operating income
Titleist golf balls	$76,870	$76,236	$92,507
Titleist golf clubs	31,031	50,500	33,593
Titleist golf gear	16,584	12,119	12,170
FootJoy golf wear	26,380	18,979	26,056
Other	14,863	7,299	4,056
Total segment operating income	165,728	165,133	168,382
Reconciling items:
Interest expense, net	(15,709)	(49,908)	(60,294)
EAR expense	-	(6,047)	(45,814)
Loss on fair value of common stock warrants	-	(6,112)	(28,364)
Transaction fees	(686)	(16,817)	(2,141)
Other	2,343	2,973	381
Total income before income tax	$151,676	$89,222	$32,150

Depreciation and amortization
Titleist golf balls	$25,545	$26,104	$26,962
Titleist golf clubs	7,233	7,021	7,060
Titleist golf gear	1,425	1,250	1,368
FootJoy golf wear	6,058	5,759	5,540
Other	610	700	772
Total depreciation and amortization	$40,871	$40,834	$41,702

Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Year ended December 31,
(in thousands)	2017	2016	2015
Net sales
United States	$789,879	$804,516	$805,470
EMEA (1)	205,200	210,088	201,106
Japan	201,264	219,021	182,163
Korea	200,394	175,956	144,956
Rest of world	163,521	162,694	169,263
Total net sales	$1,560,258	$1,572,275	$1,502,958

(1)	Europe, the Middle East and Africa (“EMEA”)

Long-lived assets (property, plant and equipment) are categorized based on their location of domicile.

	Year ended December 31,
(in thousands)	2017	2016
Long-lived assets
United States	$148,678	$157,884
EMEA	9,669	8,619
Japan	770	628
Korea	3,782	1,811
Rest of world (2)	66,023	70,806
Total long-lived assets	$228,922	$239,748

(2)	Includes manufacturing facilities in Thailand with long lived assets of $53.8 million and $57.8 million as of December 31, 2017 and 2016, respectively.

21. Commitments and Contingencies

Purchase Obligations

During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2017.

Purchase obligations by the Company as of December 31, 2017 were as follows:

	Payments Due by Period

(in thousands)	2018	2019	2020	2021	2022	Thereafter

Purchase obligations	$141,278	$10,188	$3,737	$405	$2	$—

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

Future minimum rental payments under noncancelable operating leases as of December 31, 2017 were as follows:

(in thousands)

Year ending December 31,
2018	$12,119
2019	10,286
2020	8,447
2021	6,247
2022	4,228
Thereafter	14,418
Total minimum rental payments	$55,745

The Company leases certain warehouses, distribution and office facilities, vehicles and office equipment under operating leases. Most lease arrangements provide the Company with the option to renew leases at defined terms. The future operating lease obligations would change if the Company were to exercise these options or if it were to enter into additional operating leases.

Total rental expense for all operating leases amounted to $16.3 million, $16.5 million and $15.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Contingencies

In connection with the Company’s acquisition of Acushnet Company, Beam indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of December 31, 2017, the Company’s estimate of its receivable for these indemnifications is $8.7 million, which is recorded in other noncurrent assets on the consolidated balance sheet.

Litigation

Beam

A dispute recently concluded between Acushnet Company and Beam with respect to approximately $16.6 million of value-added tax (“VAT”) trade receivables. These receivables were reflected on Acushnet Company’s consolidated balance sheet at the time of the Company’s acquisition of Acushnet Company. Acushnet Company believed that these VAT trade receivables were assets of the Company; Beam claimed that these are tax credits or refunds from the period prior to the acquisition of Acushnet Company which were payable to Beam, pursuant to the terms of the Stock Purchase Agreement that covers the sale of the stock of Acushnet Company. Beam has withheld payments in this amount which the Company believed were payable to Acushnet Company in reimbursement of certain other tax liabilities which existed prior to the acquisition of Acushnet Company. On March 27, 2012, Acushnet Company filed a complaint seeking reimbursement of these funds in the Commonwealth of Massachusetts Superior Court Department, Business Litigation Section. Each party filed Motions for Summary Judgment, which motions were denied by the Court on July 29, 2015. Trial was conducted in early June, 2016.  On June 21, 2016, the Court ruled that Beam had a contractual right to the VAT trade receivables actually collected from Acushnet Company's customers prior to the closing of the Company's acquisition of Acushnet Company, but that Beam should pay $972,288 plus pre-judgment interest of $494,859 to the Company to compensate for amounts Beam withheld, but which were not collected from Acushnet Company's customers. The Company recorded the total value of the judgment as other (income) expense, net on the consolidated statement of operations for the year ended December 31, 2016. Acushnet filed a Notice of Appeal on July 20, 2016. On February 2, 2018, the Appeals Court issued its decision affirming the lower Court's decision.  The Company did not appeal the Appeals Court ruling.

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

22. Unaudited Quarterly Financial Data

The tables below summarize quarterly results for fiscal 2017 and 2016:

	Quarter ended (unaudited)
(in thousands)	December 31,	September 30,	June 30,	March 31,
2017
Net sales	$351,392	$347,263	$427,988	$433,615
Gross profit	178,500	172,968	222,909	226,415
Income from operations	26,370	18,265	57,385	64,288
Net income	12,318	10,634	34,038	39,630
Net income attributable to Acushnet Holdings Corp.	11,666	9,318	33,016	38,114

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$ 0.16	$ 0.13	$ 0.44	$ 0.51
Diluted	$ 0.16	$ 0.12	$ 0.44	$ 0.51

	Quarter ended (unaudited)
(in thousands)	December 31,	September 30,	June 30,	March 31,
2016
Net sales	$329,761	$339,318	$463,261	$439,935
Gross profit	167,994	166,902	237,960	225,869
Income from operations	7,608	9,606	66,437	57,185
Net income (loss)	1,247	(4,402)	27,478	25,192
Net income (loss) attributable to Acushnet Holdings Corp.	(179)	(5,526)	27,055	23,662

Net income (loss) per common share attributable to Acushnet Holdings Corp.:
Basic	$ (0.02)	$ (0.38)	$ 0.62	$ 0.53
Diluted	$ (0.02)	$ (0.38)	$ 0.39	$ 0.35