Form 10-Q
period 2018-03-31
Acushnet Holdings Corp.
filed 2018-05-03
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to
Commission file number: 001‑37935

Acushnet Holdings Corp. (Exact name of registrant as specified in its charter)

Delaware	45‑2644353
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

333 Bridge Street
Fairhaven, Massachusetts	02719
(Address of principal executive offices)	(Zip Code)

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

Large accelerated ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The registrant had 74,744,536 shares of common stock outstanding as of April 27, 2018.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

The forward-looking statements contained in this report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include, but are not limited to:

•	a reduction in the number of rounds of golf played or in the number of golf participants;

•	unfavorable weather conditions may impact the number of playable days and rounds played in a given year;

•	macroeconomic factors may affect the number of rounds of golf played and related spending on golf products;

•	demographic factors may affect the number of golf participants and related spending on our products;

•	a significant disruption in the operations of our manufacturing, assembly or distribution facilities;

•	our ability to procure raw materials or components of our products;

•	a disruption in the operations of our suppliers;

•	cost of raw materials and components;

•	currency transaction and translation risk;

•	our ability to successfully manage the frequent introduction of new products;

•	our reliance on technical innovation and high-quality products;

•	changes of the Rules of Golf with respect to equipment;

•	our ability to adequately enforce and protect our intellectual property rights;

•	involvement in lawsuits to protect, defend or enforce our intellectual property rights;

•	our ability to prevent infringement of intellectual property rights by others;

•	recent changes to U.S. patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office;

•	intense competition and our ability to maintain a competitive advantage in each of our markets;

•	limited opportunities for future growth in sales of golf balls, golf shoes and golf gloves;

•	our customers’ financial condition, their levels of business activity and their ability to pay trade obligations;

•	a decrease in corporate spending on our custom logo golf balls;

•	our ability to maintain and further develop our sales channels;

•	consolidation of retailers or concentration of retail market share;

•	our ability to maintain and enhance our brands;

•	seasonal fluctuations of our business;

•	fluctuations of our business based on the timing of new product introductions;

•	risks associated with doing business globally;

•	compliance with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation;

•	our ability to secure professional golfers to endorse or use our products;

•	negative publicity relating to us or the golfers who use our products or the golf industry in general;

•	our ability to accurately forecast demand for our products;

•	a disruption in the service or increase in cost, of our primary delivery and shipping services or a significant disruption at shipping ports;

•	our ability to maintain our information systems to adequately perform their functions;

•	cybersecurity risks;

•	the ability of our eCommerce systems to function effectively;

•	occurrence of natural disasters or pandemic diseases;

•	impairment of goodwill and identifiable intangible assets;

•	our ability to attract and/or retain management and other key employees and hire qualified management, technical and manufacturing personnel;

•	our ability to prohibit sales of our products by unauthorized retailers or distributors;

•	our ability to grow our presence in existing international markets and expand into additional international markets;

•	tax uncertainties, including potential changes in tax laws, unanticipated tax liabilities and limitations on utilization of tax attributes after any change of control;

•	adequate levels of coverage of our insurance policies;

•	product liability, warranty and recall claims;

•	litigation and other regulatory proceedings;

•	compliance with environmental, health and safety laws and regulations;

•	our ability to secure additional capital on terms acceptable to us and potential dilution of holders of our common stock;

•	our estimates or judgments relating to our critical accounting policies;

•	terrorist activities and international political instability;

•	our substantial leverage, ability to service our indebtedness, ability to incur more indebtedness and restrictions in the agreements governing our indebtedness;

•
a sale, foreclosure, liquidation or other transfer of the shares of our common stock owned by Magnus Holdings Co., Ltd. (“Magnus”) as a result of the loans borrowed by Magnus which are secured by shares of our common stock (the “Magnus Loans”);

•	the ability of our controlling shareholder to control significant corporate activities, and our controlling shareholder’s interests may conflict with yours;

•	any pledge by Fila Korea Co., Ltd. of the common stock of Magnus;

•	the insolvency laws of Korea are different from U.S. bankruptcy laws;

•	our status as a controlled company;

•	the costs and regulatory requirements of operating as a public company;

•	our ability to maintain effective internal controls over financial reporting;

•	our ability to pay dividends;

•	dilution from future issuances or sales of our common stock;

•	anti-takeover provisions in our organizational documents;

•	reports from securities analysts; and

•	other factors discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K.

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

3

PART I.       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2018	2017
Assets
Current assets
Cash and restricted cash ($16,031 and $13,086 attributable to the variable interest entity ("VIE"))	$48,370	$47,722
Accounts receivable, net	348,516	190,851
Inventories ($10,841 and $13,692 attributable to the VIE)	363,328	363,962
Other assets	86,922	84,541
Total current assets	847,136	687,076
Property, plant and equipment, net ($10,010 and $10,240 attributable to the VIE)	225,257	228,922
Goodwill ($32,312 and $32,312 attributable to the VIE)	188,750	185,941
Intangible assets, net	480,043	481,234
Deferred income taxes	106,573	110,318
Other assets ($2,740 and $2,738 attributable to the VIE)	35,129	33,833
Total assets	$1,882,888	$1,727,324
Liabilities and Shareholders' Equity
Current liabilities
Short-term debt	$135,249	$20,364
Current portion of long-term debt	29,688	26,719
Accounts payable ($7,276 and $10,587 attributable to the VIE)	91,447	92,759
Accrued income taxes	37,291	34,310
Accrued compensation and benefits	65,389	80,189
Accrued expenses and other liabilities ($4,925 and $2,719 attributable to the VIE)	71,105	52,442
Total current liabilities	430,169	306,783
Long-term debt and capital lease obligations	408,259	416,970
Deferred income taxes	9,288	9,318
Accrued pension and other postretirement benefits ($1,691 and $1,908 attributable to the VIE)	130,660	130,160
Other noncurrent liabilities ($4,903 and $4,689 attributable to the VIE)	18,443	16,701
Total liabilities	996,819	879,932
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 74,744,536 and 74,479,319 shares issued and outstanding	75	74
Additional paid-in capital	896,450	894,727
Accumulated other comprehensive loss, net of tax	(80,142)	(81,691)
Retained earnings	37,816	1,618
Total equity attributable to Acushnet Holdings Corp.	854,199	814,728
Noncontrolling interests	31,870	32,664
Total shareholders' equity	886,069	847,392
Total liabilities and shareholders' equity	$1,882,888	$1,727,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2018	2017
Net sales	$441,801	$433,615
Cost of goods sold	214,127	207,200
Gross profit	227,674	226,415
Operating expenses:
Selling, general and administrative	151,368	147,812
Research and development	12,392	12,507
Intangible amortization	1,630	1,622
Income from operations	62,284	64,474
Interest expense, net	4,408	2,922
Other (income) expense, net	(434)	(563)
Income before income taxes	58,310	62,115
Income tax expense	15,220	22,485
Net income	43,090	39,630
Less: Net income attributable to noncontrolling interests	(1,606)	(1,516)
Net income attributable to Acushnet Holdings Corp.	$41,484	$38,114
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.56	$0.51
Diluted	0.55	0.51
Cash dividends declared per common share:	$0.13	$0.12
Weighted average number of common shares:
Basic	74,650,237	74,220,771
Diluted	74,793,823	74,250,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
(in thousands)	2018	2017
Net income	$43,090	$39,630
Other comprehensive income (loss)
Foreign currency translation adjustments
Unrealized holding gains arising during period	11,913	11,580
Foreign exchange translation adjustments, net	11,913	11,580
Foreign exchange derivative instruments
Unrealized holding losses arising during period	(7,081)	(11,745)
Reclassification adjustments included in net income	708	(1,811)
Tax benefit	2,113	3,197
Foreign exchange derivative instruments, net	(4,260)	(10,359)
Available-for-sale securities
Unrealized holding losses arising during period	—	(105)
Tax benefit	—	40
Available-for-sale securities, net	—	(65)
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	34	(182)
Tax benefit (expense)	(6)	63
Pension and other postretirement benefits adjustments, net	28	(119)

Total other comprehensive income	7,681	1,037

Comprehensive income	50,771	40,667
Less: Comprehensive income attributable to noncontrolling interests	(1,606)	(1,516)
Comprehensive income attributable to Acushnet Holdings Corp.	$49,165	$39,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$43,090	$39,630
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	10,325	10,161
Unrealized foreign exchange (gain) loss	(1,681)	37
Amortization of debt issuance costs	331	330
Share-based compensation	4,126	3,847
Loss on disposals of property, plant and equipment	—	319
Deferred income taxes	6,369	13,499
Changes in operating assets and liabilities
Accounts receivable	(152,626)	(138,926)
Inventories	7,457	14,720
Accounts payable	(765)	6,427
Accrued income taxes	2,084	(10,960)
Other assets and liabilities	(5,542)	(162,572)
Cash flows used in operating activities	(86,832)	(223,488)
Cash flows from investing activities
Additions to property, plant and equipment	(5,887)	(3,676)
Other investing activity	(2,496)	—
Cash flows used in investing activities	(8,383)	(3,676)
Cash flows from financing activities
Proceeds from short-term borrowings, net	113,293	125,982
Proceeds from delayed draw term loan A facility	—	100,000
Repayments of delayed draw term loan A facility	(1,250)	(1,250)
Repayment of term loan facilities	(4,688)	(4,688)
Dividends paid on common stock	(9,898)	—
Payment of employee restricted stock tax withholdings	(2,634)	(903)
Cash flows provided by financing activities	94,823	219,141
Effect of foreign exchange rate changes on cash	1,040	1,621
Net increase (decrease) in cash	648	(6,402)
Cash and restricted cash, beginning of year	47,722	79,140
Cash and restricted cash, end of period	$48,370	$72,738
Supplemental information
Non-cash additions to property, plant and equipment	774	121
Dividends declared to noncontrolling interests but not paid	2,400	2,400
Dividend equivalents declared not paid	201	169
Dividends declared to stockholders but not paid	—	8,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances at December 31, 2017	74,479	$74	$894,727	$(81,691)	$1,618	$814,728	$32,664	$847,392
Adoption of new accounting standards (Notes 1, 2 & 10)	—	—	—	(6,132)	4,631	(1,501)	—	(1,501)
Net income	—	—	—	—	41,484	41,484	1,606	43,090
Other comprehensive income	—	—	—	7,681	—	7,681	—	7,681
Share-based compensation	—	—	4,357	—	—	4,357	—	4,357
Vesting of restricted common stock, net of shares withheld for employee taxes	265	1	(2,634)	—	—	(2,633)	—	(2,633)
Dividends and dividend equivalents declared	—	—	—	—	(9,917)	(9,917)	—	(9,917)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(2,400)	(2,400)
Balances at March 31, 2018	74,744	$75	$896,450	$(80,142)	$37,816	$854,199	$31,870	$886,069

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the full year ending December 31, 2018, nor were those of the comparable 2017 period representative of those actually experienced for the full year ended December 31, 2017. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2017 included in its Annual Report on Form 10-K filed with the SEC on March 7, 2018.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the noncontrolling entities have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of March 31, 2018 and December 31, 2017. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Cash and Restricted Cash
Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of March 31, 2018 and December 31, 2017, the amount of restricted cash included in cash and restricted cash on the balance sheet was $2.4 million and $2.3 million, respectively.

Accounts Receivable
As of March 31, 2018 and December 31, 2017, the allowance for doubtful accounts was $10.3 million and $10.0 million, respectively.
Foreign Currency Translation and Transactions
Foreign currency transaction gains included in selling, general and administrative expense were $2.0 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted the new accounting standard Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606") and all the related amendments (the “new revenue standard”) using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to opening retained earnings (Note 2). The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Income Statement—Reporting Comprehensive Income
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2018‑02, “Income Statement—Reporting Comprehensive Income (Topic 220) —Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” As a result of the adoption of the amendments in this update, the Company recorded a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (Note 10). The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Financial Instruments - Recognition and Measurement
On January 1, 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income, among other items. As a result of the adoption of the amendments in this update, the Company recorded a reclassification of unrealized gains of $2.1 million from accumulated other comprehensive loss to retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Compensation—Retirement Benefits
On January 1, 2018, the Company adopted ASU 2017‑07, “Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost” ("ASU 2017-07"). ASU 2017‑07 requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. As a result of the adoption of the amendments in this update, the Company recorded a reclassification of the non-service cost component of net periodic benefit cost of $0.2 million from selling, general and administrative expense to other (income) expense, net on the consolidated statement of operations for the three months ended March 31, 2017. The adoption of this standard also resulted in the restatement of the Company's segment operating income for the three months ended March 31, 2017 (Note 15).

The Company also adopted the following standards during 2018, none of which had a material impact to the Company's financial statements or financial statement disclosures:

Standard		Effective Date
ASU 2017‑09	Compensation—Stock Compensation: Scope of Modification Accounting	January 1, 2018
ASU 2017‑01	Business Combinations: Clarifying the Definition of a Business	January 1, 2018
ASU 2016‑16	Income Taxes: Intra-Entity Transfers of Assets other than Inventory	January 1, 2018
ASU 2016‑15	Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Recently Issued Accounting Standards

Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017‑12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” ("ASU 2017-12"). The amendments in this update expand and refine hedge accounting guidance and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 also simplifies the application of hedge accounting guidance, hedge documentation requirements and the assessment of hedge effectiveness. ASU 2017‑12 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued or made available for issuance. The effect of adoption should be reflected as of the beginning of the fiscal year of adoption. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Intangibles—Goodwill and Other—Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017‑04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment” ("ASU 2017-04"). ASU 2017‑04 removes the second step of the goodwill impairment test. Instead an entity will perform a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017‑04 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

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

2. Revenue

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605, "Revenue Recognition".

The Company recorded a net reduction to opening retained earnings of $1.6 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to a promotional holiday program. The impact of applying ASC 606 was an increase in net sales of $3.9 million and an increase in cost of sales of $1.3 million for the three months ended March 31, 2018. Additionally, the Company reclassified the liability for refunds on expected returns from accounts receivable, net to accrued expenses and other liabilities and reclassified the value of inventory expected to be recovered related to sales returns from inventories to other assets as of March 31, 2018. The refund liability for expected returns was $10.3 million and $13.5 million as of March 31, 2018 and December 31, 2017, respectively. The value of inventory expected to be recovered related to sales returns was $4.9 million and $4.3 million as of March 31, 2018 and December 31, 2017, respectively. The adoption of ASC 606 did not have any other material impacts to the financial statements.

Accounting Policies

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of the Company's contracts have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when title and risk of loss have been transferred to the customer, generally at the time of shipment or delivery of products, based on the terms of the contract and the jurisdiction of the sale. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. Revenue is recognized net of allowances for discounts and sales returns. Sales taxes and other similar taxes are excluded from revenue.

A large portion of the Company’s revenue is recognized at a point in time and made to customers who are not engaged in a long-term supply agreement or any form of contract with the Company. A large portion of sales are paid for on account with the majority of terms between 30 and 60 days, not to exceed one year.

    Costs associated with shipping and handling activities, such as merchandising, are included in selling, general and administrative expenses as revenue is recognized. The Company has made an accounting policy election to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.

The Company reduces revenue by the amount of expected returns and records a corresponding refund liability in accrued expenses and other liabilities. The Company accounts for the right of return as variable consideration and recognizes a refund liability for the amount of consideration that it estimates will be refunded to customers. In addition, the Company recognizes an asset for the right to recover returned products in other assets on the consolidated balance sheets. Sales returns are estimated based upon historical rates of product returns, current economic trends and changes in customer demands as well as specific identification of outstanding returns.

Contract Balances

Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance includes amounts for certain customers where a risk of default has been specifically identified as well as a provision for customer defaults on a formula basis when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including credit risk assessments, length of time the receivables are past due, historical experience, customer specific information available to the Company and existing economic conditions.

Customer Sales Incentives

The Company offers sales-based incentive programs to certain customers in exchange for certain benefits, including prominent product placement and exclusive stocking by participating retailers. These programs typically provide qualifying customers with rebates for achieving certain purchase goals. The rebates can be settled in the form of cash or credits or in the form of free product. The rebates which are expected to be settled in the form of cash or credits are accounted for as variable consideration. The estimate of the variable consideration requires the use of assumptions related to the percentage of customers who will achieve qualifying purchase goals and the level of achievement. These assumptions are based on historical experience, current year program design, current marketplace conditions and sales forecasts, including considerations of the Company's product life cycles.

The rebates which are expected to be settled in the form of product are estimated based upon historical experience and the terms of the customer programs and are accounted for as an additional performance obligation. This will be recognized as revenue when control of the free products earned transfers to the customer at the end of the related customer incentive program, which generally occurs within one year. Control of the free products generally transfers to the customer at the time of shipment.

Practical Expedients and Exemptions

The Company expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general and administrative expense on the consolidated statements of operations.

The Company has elected the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less.

Disaggregated Revenue

In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. See Note 15 for the Company's business segment disclosures, as well as a further disaggregation of net sales by geographical area.

3. Inventories
The components of inventories were as follows:

(in thousands)	March 31,	December 31,
	2018	2017
Raw materials and supplies	$64,510	$72,342
Work-in-process	28,299	23,956
Finished goods	270,519	267,664
Inventories	$363,328	$363,962

4. Product Warranty
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Balance at beginning of period	$3,823	$3,526
Provision	1,195	1,086
Claims paid/costs incurred	(913)	(901)
Foreign currency translation	43	53
Balance at end of period	$4,148	$3,764

5. Related Party Transactions

Other current assets includes receivables from related parties of $0.5 million as of December 31, 2017. Accrued expenses and other liabilities includes dividends payable to noncontrolling interests of $2.4 million as of March 31, 2018.

6. Debt and Financing Arrangements
Senior Secured Credit Facility
There were outstanding borrowings under the revolving credit facility of $122.9 million and $10.1 million as of March 31, 2018 and December 31, 2017, respectively. The weighted average interest rate applicable to the outstanding borrowings was 3.35% and 4.44% as of March 31, 2018 and December 31, 2017, respectively.

The credit agreement contains a number of covenants that, among other things, restrict the ability of the U.S. Borrower and its restricted subsidiaries to (subject to certain exceptions), incur, assume, or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments, or redeem or repurchase capital stock or make prepayments, repurchases or redemptions of certain indebtedness; engage in mergers, liquidations, dissolutions, asset sales, and other dispositions (including sale leaseback transactions); amend or otherwise alter terms of certain indebtedness or certain other agreements; enter into agreements limiting subsidiary distributions or containing negative pledge clauses; engage in certain transactions with affiliates; alter the nature of the business that we conduct or change our fiscal year or accounting practices. Certain exceptions to these covenants are determined based on ratios that are calculated in part using the calculation of Adjusted EBITDA. The credit agreement covenants also restrict the ability of Acushnet Holdings Corp. to engage in certain mergers or consolidations or engage in any activities other than permitted activities. The Company’s credit agreement contains certain customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company’s leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2018, the Company was in compliance with all covenants under the credit agreement.

As of March 31, 2018, the Company had available borrowings under its revolving credit facility of $143.4 million after giving effect to $8.7 million of outstanding letters of credit.

Other Short-Term Borrowings
The Company has certain unsecured credit facilities available through its subsidiary locations. There were outstanding borrowings under the Company's local credit facilities of $12.3 million and $10.3 million as of March 31, 2018 and December 31, 2017, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.17% and 0.73% as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, the Company had available borrowings remaining under these unsecured facilities of $54.2 million.

Letters of Credit

As of March 31, 2018 and December 31, 2017, there were outstanding letters of credit totaling $13.1 million and $14.3 million, respectively, of which $9.8 million and $11.2 million was secured, respectively, related to agreements which provided a maximum commitment for letters of credit of $29.5 million and $29.2 million, respectively.

7. Derivative Financial Instruments
Foreign Exchange Derivative Instruments
The Company principally uses financial instruments to reduce the impact of changes in foreign currency exchange rates. The principal derivative financial instruments the Company enters into are foreign exchange forward contracts. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.
Foreign exchange forward contracts are primarily used to hedge purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the Euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of March 31, 2018 and December 31, 2017 was $266.6 million and $278.9 million, respectively.
The counterparties to derivative contracts are major financial institutions. The credit risk of counterparties does not have a significant impact on the valuation of the Company’s derivative instruments.
The fair values of foreign exchange hedges on the consolidated balance sheets were as follows:

	Balance Sheet	March 31,	December 31,
(in thousands)	Location	2018	2017
Asset derivatives	Other current assets	$2,342	$4,675
	Other noncurrent assets	104	562
Liability derivatives	Other current liabilities	7,186	6,360
	Other noncurrent liabilities	2,440	276
The foreign exchange hedge loss recognized in accumulated other comprehensive income (loss) was as follows:

	Three months ended
	March 31,
(in thousands)	2018	2017
Type of hedge
Cash flow	$(7,081)	$(11,745)
	$(7,081)	$(11,745)

The foreign exchange hedge gain (loss) recognized on the consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2018	2017
Location of gain (loss) in statement of operations
Cost of goods sold	$(708)	$1,811
Selling, general and administrative expense	(668)	(1,719)
	$(1,376)	$92

Gains and losses on derivatives designated as cash flow hedges are reclassified from other comprehensive income (loss) to cost of goods sold at the time the forecasted transaction impacts the income statement. Based on the current valuation, the Company expects to reclassify a net loss of $5.3 million from accumulated other comprehensive income (loss) into cost of goods sold during the next 12 months.

8. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of
	March 31, 2018 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$10,147	$—	$—	Other current assets
Foreign exchange derivative instruments	—	2,342	—	Other current assets
Deferred compensation program assets	1,855	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	104	—	Other noncurrent assets
Total assets	$12,002	$2,446	$—
Liabilities
Foreign exchange derivative instruments	$—	$7,186	$—	Other current liabilities
Deferred compensation program liabilities	1,855	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	2,440	—	Other noncurrent liabilities
Total liabilities	$1,855	$9,626	$—

	Fair Value Measurements as of
	December 31, 2017 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$10,637	$—	$—	Other current assets
Foreign exchange derivative instruments	—	4,675	—	Other current assets
Deferred compensation program assets	1,866	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	562	—	Other noncurrent assets
Total assets	$12,503	$5,237	$—
Liabilities
Foreign exchange derivative instruments	$—	$6,360	$—	Other current liabilities
Deferred compensation program liabilities	1,866	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	276	—	Other noncurrent liabilities
Total liabilities	$1,866	$6,636	$—

During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3 assets and liabilities.
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
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to hedge currency fluctuations for transactions denominated in a foreign currency (Note 7). The Company uses the mid‑price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.

9. Pension and Other Postretirement Benefits
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
(in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$2,443	$2,337	$175	$235
Interest cost	2,958	3,018	127	174
Expected return on plan assets	(3,279)	(3,013)	—	—
Settlement expense	8	131	—	—
Amortization of net (gain) loss	520	39	(351)	(166)
Amortization of prior service cost (credit)	44	44	(34)	(41)
Net periodic benefit cost	$2,694	$2,556	$(83)	$202

The non-service cost components of net periodic benefit cost are included in other (income) expense, net in the unaudited condensed consolidated statement of operations.

10. Income Taxes
Income tax expense decreased by $7.3 million, to $15.2 million for the three months ended March 31, 2018 compared to $22.5 million for the three months ended March 31, 2017. The Company’s effective tax rate (“ETR”) was 26.1% for the three months ended March 31, 2018, compared to 36.2% for the three months ended March 31, 2017.  The decrease in ETR was primarily driven by the significant reduction in the federal corporate income tax rate that became effective January 1, 2018 as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), and the impact of changes in the Company’s geographic mix of earnings.
In connection with The Tax Act, the Company recorded a provisional amount of $14.0 million within income tax expense for the year ended December 31, 2017. In accordance with relevant SEC guidance (“SAB 118”), the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. The Company continues to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017. The income tax provision for the three months ended March 31, 2018, did not reflect any adjustment to the provisional amounts previously provided.
The Company early adopted ASU 2018-02 on January 1, 2018, and as a result, recorded a net increase to beginning retained earnings and a decrease to accumulated other comprehensive income (loss) of $4.1 million. This entry reclassified the stranded tax effects resulting from the Tax Act on the Company’s U.S. pension plans, available-for-sale securities and certain foreign currency losses. The Company's accounting policy on accounting for income tax effects in accumulated other comprehensive income (loss) with respect to available-for-sale securities, pension, postretirement benefit plan obligations and currency translation matters is to apply the impact in the aggregate.

11. Common Stock
The Company declared dividends per common share, including dividend equivalent rights (Note 12), during the periods presented as follows:

(in thousands, except per share amounts)	Dividends per Common Share	Amount
2018:
First Quarter	$0.13	$9,917
2017:
Fourth Quarter	$0.12	$9,098
Third Quarter	0.12	9,146
Second Quarter	0.12	9,149
First Quarter	0.12	9,152
Total dividends declared in 2017	$0.48	$36,545

During the second quarter of 2018, the board of directors declared a dividend of $0.13 per common share to shareholders on record as of June 1, 2018 and payable on June 15, 2018.

12. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”) the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units (“PSUs”) and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. As of March 31, 2018, the only awards outstanding are RSUs and PSUs. All RSUs and PSUs granted under the 2015 Plan have dividend equivalent rights (“DERs”), which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares vest.
Restricted Stock and Performance Stock Units
A summary of the Company’s RSUs and PSUs as of March 31, 2018 and changes during the three months then ended is presented below:

		Weighted-
	Number	Average
	of	Fair
	RSUs and PSUs	Value
Outstanding at December 31, 2017	2,060,854	$20.23
Granted	154,463	21.27
Vested	(388,012)	20.30
Forfeited	—	—
Outstanding at March 31, 2018	1,827,305	$20.30

During 2018, RSUs vested resulting in the issuance of 388,012 shares of common stock, of which 122,795 shares of common stock were delivered to the Company as payment by employees in lieu of cash to satisfy tax withholding obligations. As of March 31, 2018, no PSUs have vested.
The compensation expense recorded for the three months ended March 31, 2018 related to the PSUs was based on the Company’s best estimate of the three year cumulative Adjusted EBITDA forecast as of March 31, 2018. The Company reassesses the estimate of the three‑year cumulative Adjusted EBITDA forecast at the end of each reporting period.
The remaining unrecognized compensation expense related to non‑vested RSUs and non‑vested PSUs granted was $9.5 million and $4.6 million, respectively, as of March 31, 2018 and is expected to be recognized over the related weighted average period of 1.25 years.

The allocation of compensation expense related to equity incentive plans in the consolidated statement of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2018	2017
Cost of goods sold	$94	$113
Selling, general and administrative expense	3,733	3,406
Research and development	299	328
Total compensation expense before income tax	4,126	3,847
Income tax benefit	853	1,323
Total compensation expense, net of income tax	$3,273	$2,524

13. Accumulated Other Comprehensive Income (Loss), Net of Tax
Accumulated other comprehensive income (loss), net of tax consists of foreign currency translation adjustments, unrealized gains and losses from foreign exchange derivative instruments designated as cash flow hedges (Note 7) and pension and other postretirement adjustments (Note 9). Prior to the adoption of ASU 2016-01 on January 1, 2018, accumulated other comprehensive income (loss), net of tax included unrealized gains and losses from available-for-sale securities (Note 1).
The components of and changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses)	Pension and	Accumulated
	Currency	Foreign Exchange	on Available-	Other	Other
	Translation	Derivative	for-Sale	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Securities	Adjustments	Loss
Balance at December 31, 2017	$(57,711)	$(2,280)	$1,721	$(23,421)	$(81,691)
Adoption of new accounting standards (Note 1 & 10)	(2,171)	—	(1,721)	(2,240)	(6,132)
Other comprehensive income (loss) before reclassifications	11,913	(7,081)	—	221	5,053
Amounts reclassified from accumulated other comprehensive loss	—	708	—	(187)	521
Tax benefit (expense)	—	2,113	—	(6)	2,107
Balance at March 31, 2018	$(47,969)	$(6,540)	$—	$(25,633)	$(80,142)

14. Net Income per Common Share

The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2018	2017

Net income attributable to Acushnet Holdings Corp.	$41,484	$38,114

Weighted average number of common shares:
Basic	74,650,237	74,220,771
Diluted	74,793,823	74,250,155

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.56	$0.51
Diluted	$0.55	$0.51

Net income per common share attributable to Acushnet Holdings Corp. for the three months ended March 31, 2018 and 2017 was calculated under the treasury stock method.

The Company’s potential dilutive securities for the three months ended March 31, 2018 and 2017 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.

For the three months ended March 31, 2018 and 2017, the following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Three months ended
	March 31,
	2018	2017
RSUs	—	404,148

15. Segment Information

The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The Company has four reportable segments that are organized on the basis of product categories. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear.

The CODM primarily evaluates performance using segment operating income. Segment operating income includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net, transaction fees and other non‑operating gains and losses as the Company does not allocate these to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.

Results shown for the three months ended March 31, 2018 and 2017 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

(in thousands)	Three months ended March 31,
	2018	2017
Net sales
Titleist golf balls	$124,906	$134,192
Titleist golf clubs	116,893	101,942
Titleist golf gear	44,345	42,390
FootJoy golf wear	140,706	142,241
Other	14,951	12,850
Total net sales	$441,801	$433,615

Segment operating income
Titleist golf balls	$13,980	$21,162
Titleist golf clubs	16,383	11,421
Titleist golf gear	7,784	7,304
FootJoy golf wear	20,255	21,137
Other	2,547	2,828
Total segment operating income	60,949	63,852
Reconciling items:
Interest expense, net	(4,408)	(2,922)
Transaction fees	—	(94)
Other	1,769	1,279
Total income before income tax	$58,310	$62,115

Net sales by geographical area for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
(in thousands)	2018	2017
United States	$219,289	$223,115
EMEA	73,042	68,009
Japan	52,129	50,053
Korea	52,675	49,882
Rest of world	44,666	42,556
Total net sales	$441,801	$433,615

16. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of March 31, 2018.
Purchase obligations by the Company as of March 31, 2018 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2018	2019	2020	2021	2022	Thereafter
Purchase obligations	$134,086	$16,305	$6,009	$2,665	$912	$2,418

Contingencies

In connection with the Company’s acquisition of Acushnet Company, Beam Suntory, Inc indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of March 31, 2018 and December 31, 2017, the Company’s estimate of its receivable for these indemnifications was $8.6 million and $8.7 million, respectively, which was recorded in other noncurrent assets on the consolidated balance sheet.
Litigation
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
Our target market is dedicated golfers, who are the cornerstone of the worldwide golf industry. These dedicated golfers are avid and skill-biased, prioritize performance and commit the time, effort and money to improve their game. We believe our focus on innovation and process excellence yields golf products that represent superior performance and consistent product quality, which are the key attributes sought after by dedicated golfers. Many of the game's professional players, who represent the most dedicated golfers, prefer our products thereby validating our performance and quality promise, while also driving brand awareness. We seek to leverage the pyramid of influence product and promotion strategy, whereby our products are the most played by the best players, creating aspirational appeal for a broad range of golfers who want to emulate the performance of the game's best players.
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
Since a significant percentage of our net sales are generated outside of the United States (50% and 49% for the three months ended March 31, 2018 and 2017, respectively), we use net sales on a constant currency basis to evaluate the sales performance of our business in period over period comparisons and for forecasting our business going forward. Constant currency information allows us to estimate what our sales performance would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency sales and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. This constant currency information should not be considered in isolation or as a substitute for any measure derived in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Our presentation of constant currency information may not be consistent with the manner in which similar measures are derived or used by other companies.
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

Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, income tax expense, depreciation and amortization, share-based compensation expense, certain transaction fees, indemnification expense (income) from Beam, certain other non-cash (gains) losses,net and the net income relating to noncontrolling interests in our FootJoy golf shoe joint venture. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp., as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended
	March 31,
(in thousands)	2018	2017
Net sales	$441,801	$433,615
Cost of goods sold	214,127	207,200
Gross profit	227,674	226,415
Operating expenses:
Selling, general and administrative	151,368	147,812
Research and development	12,392	12,507
Intangible amortization	1,630	1,622
Income from operations	62,284	64,474
Interest expense, net	4,408	2,922
Other (income) expense, net	(434)	(563)
Income before income taxes	58,310	62,115
Income tax expense	15,220	22,485
Net income	43,090	39,630
Less: Net income attributable to noncontrolling interests	(1,606)	(1,516)
Net income attributable to Acushnet Holdings Corp.	$41,484	$38,114
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$41,484	$38,114
Income tax expense	15,220	22,485
Interest expense, net	4,408	2,922
Depreciation and amortization	10,325	10,161
Shared-based compensation(a)	4,126	3,847
Transaction fees(b)	—	94
Beam indemnification expense (income)(c)	54	(93)
Other non-cash gains, net	(151)	(584)
Net income attributable to noncontrolling interests(d)	1,606	1,516
Adjusted EBITDA	$77,072	$78,462
Adjusted EBITDA margin	17.4%	18.1%

(a)	Reflects compensation expense with respect to equity-based grants under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan.

(b)	Reflects legal fees incurred relating to a dispute arising from the indemnification obligations owed to us by Beam Suntory, Inc ("Beam").

(c)	Reflects the non‑cash charges related to the indemnification obligations owed to us by Beam that are included when calculating net income (loss) attributable to Acushnet Holdings Corp.

(d)	Reflects the net income attributable to the interest that we do not own in our FootJoy golf shoe joint venture.

Segment Results
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$124,906	$134,192	$(9,286)	(6.9)%	$(13,213)	(9.8)%
Titleist golf clubs	116,893	101,942	14,951	14.7%	10,627	10.4%
Titleist golf gear	44,345	42,390	1,955	4.6%	170	0.4%
FootJoy golf wear	140,706	142,241	(1,535)	(1.1)%	(8,077)	(5.7)%

Segment operating income by reportable segment is summarized as follows:

	Three months ended
	March 31,		Increase/(Decrease)
	2018	2017	$ change	% change
	(in thousands)
Segment operating income(1)
Titleist golf balls	$13,980	$21,162	$(7,182)	(33.9)%
Titleist golf clubs	$16,383	$11,421	4,962	43.4%
Titleist golf gear	$7,784	$7,304	480	6.6%
FootJoy golf wear	$20,255	$21,137	(882)	(4.2)%

(1)
Expenses relating to transaction fees and restructuring charges and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Net Sales

Net sales increased by $8.2 million, or 1.9%, to $441.8 million for the three months ended March 31, 2018 compared to $433.6 million for the three months ended March 31, 2017. On a constant currency basis, net sales would have decreased by $9.5 million, or 2.2%, to $424.1 million. The decrease in net sales on a constant currency basis resulted from a decrease of $13.2 million in net sales of Titleist golf balls primarily resulting from lower sales volumes of Pro V1 and Pro V1x golf balls which were in their second year of the two-year product life cycle and a decrease of $8.1 million in FootJoy golf wear primarily resulting from a sales volume decline in footwear. This net sales decrease was partially offset by an increase of $10.6 million in net sales of Titleist golf clubs driven by higher sales volumes of our newly launched wedges coupled with irons and hybrids introduced in the third quarter of 2017.

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(in thousands)
United States	$219,289	$223,115	$(3,826)	(1.7)%	$(3,826)	(1.7)%
EMEA	73,042	68,009	5,033	7.4%	(3,527)	(5.2)%
Japan	52,129	50,053	2,076	4.1%	(717)	(1.4)%
Korea	52,675	49,882	2,793	5.6%	(1,165)	(2.3)%
Rest of world	44,666	42,556	2,110	5.0%	(227)	(0.5)%
Total sales	$441,801	$433,615	$8,186	1.9%	$(9,462)	(2.2)%

Net sales in the United States decreased by $3.8 million, or 1.7%, to $219.3 million for the three months ended March 31, 2018 compared to $223.1 million for the three months ended March 31, 2017. This decrease in net sales in the United States resulted from a decrease of $10.4 million in net sales of Titleist golf balls and a decrease of $4.0 million in net sales of FootJoy golf wear, partially offset by an increase of $8.3 million in net sales of Titleist golf clubs and a $2.3 million increase in Titleist golf gear.

Our sales in regions outside of the United States increased by $12.0 million, or 5.7%, to $222.5 million for the three months ended March 31, 2018 compared to $210.5 million for the three months ended March 31, 2017. On a constant currency basis, net sales in such regions would have decreased by $5.6 million, or 2.7%, to $204.9 million, as a result of a decrease of $4.0 million in net sales of FootJoy golf wear, a decrease of $2.8 million in net sales of Titleist golf balls, a decrease of $2.2 million in net sales of Titleist golf gear, partially offset by a increase of $2.3 million in net sales of Titleist golf clubs. The remaining change in net sales was primarily due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Gross Profit

Gross profit increased by $1.3 million to $227.7 million for the three months ended March 31, 2018 compared to $226.4 million for the three months ended March 31, 2017. Gross margin decreased to 51.5% for the three months ended March 31, 2018 compared to 52.2% for the three months ended March 31, 2017. The increase in gross profit was largely driven by a $8.2 million increase in gross profit in Titleist golf clubs primarily due to sales volume increase in newly introduced wedges and irons, partially offset by a decrease of $10.1 million in Titleist golf balls primarily driven by a sales volume decline in Pro V1 and Pro V1x golf balls which were in their second year of the two-year product life cycle. The decrease in gross margin was primarily driven by a lower gross margin in Titleist golf balls due to the sales volume decline as described above, partially offset by higher gross margins in FootJoy golf wear, Titleist golf gear and Titleist golf clubs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $3.6 million to $151.4 million for the three months ended March 31, 2018 compared to $147.8 million for the three months ended March 31, 2017. This increase was primarily attributable to a $3.9 million unfavorable impact of changes in foreign currency exchange rates across all expense categories and segments.

Research and Development

Research and Development (“R&D”) expenses decreased by $0.1 million to $12.4 million for the three months ended March 31, 2018 compared to $12.5 million for the three months ended March 31, 2017. As a percentage of consolidated net sales, R&D expenses were 2.8%, down from 2.9% for the three months ended March 31, 2017.

Intangible Amortization

Intangible amortization expenses were $1.6 million for the three months ended March 31, 2018 and 2017.

Interest Expense, net

Interest expense, net increased by $1.5 million to $4.4 million for the three months ended March 31, 2018 compared to $2.9 million for the three months ended March 31, 2017. This increase was primarily due to higher average outstanding borrowings, as well as a higher average interest rate on outstanding borrowings during the three months ended March 31, 2018.

Other (Income) Expense, net

Other (income) expense, net decreased by $0.2 million to other income of $0.4 million for the three months ended March 31, 2018 compared to other income of $0.6 million for the three months ended March 31, 2017.

Income Tax Expense

Income tax expense decreased by $7.3 million to $15.2 million for the three months ended March 31, 2018 compared to $22.5 million for the three months ended March 31, 2017. Our effective tax rate (“ETR”) was 26.1% for the three months ended March 31, 2018, compared to 36.2% for the three months ended March 31, 2017. The decrease in ETR was primarily driven by the significant reduction in the United States federal corporate income tax rate that became effective January 1, 2018 as a result of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), and the impact of changes in our geographic mix of earnings. We continue to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017. The income tax provision for the three months ended March 31, 2018, did not reflect any adjustment to the provisional amounts previously provided.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $3.4 million to $41.5 million for the three months ended March 31, 2018 compared to income of $38.1 million for the three months ended March 31, 2017, primarily as a result of lower income tax expense, partially offset by lower income from operations and higher interest expense, as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA decreased by $1.4 million to $77.1 million for the three months ended March 31, 2018 compared to $78.5 million for the three months ended March 31, 2017. Adjusted EBITDA margin decreased to 17.4% for the three months ended March 31, 2018 compared to 18.1% for the three months ended March 31, 2017.

Segment Results

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment decreased by $9.3 million, or 6.9%, to $124.9 million for the three months ended March 31, 2018 compared to $134.2 million for the three months ended March 31, 2017. On a constant currency basis, net sales in our Titleist golf balls segment would have decreased by $13.2 million, or 9.8%, to $121.0 million. This decrease primarily resulted from a sales volume decline in Pro V1 and Pro V1x golf balls which were in their second year of the two-year product life cycle and was partially offset by a sales volume increase of our newly-introduced performance models.  In the United States, sales volumes were also impacted by unfavorable weather conditions which resulted in decreased rounds of play and delayed course openings.

Titleist golf balls segment operating income decreased by $7.2 million, or 33.9%, to $14.0 million for the three months ended March 31, 2018 compared to $21.2 million for the three months ended March 31, 2017, primarily due to a decrease in gross profit of $10.1 million. This decrease in gross profit primarily resulted from a shift in product mix to performance models resulting from lower sales volume as discussed above.  Operating expenses decreased primarily due to a $3.2 million decrease in advertising and promotion expenses.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment increased by $15.0 million, or 14.7%, to $116.9 million for the three months ended March 31, 2018 compared to $101.9 million for the three months ended March 31, 2017. On a constant currency basis, net sales in our Titleist golf clubs segment would have increased by $10.6 million, or 10.4%, to $112.5 million. This increase was primarily driven by higher sales volumes of our newly-introduced wedges launched in the first quarter and our iron series introduced in the third quarter of 2017, partially offset by lower sales volumes of drivers and fairways which were in their second model year.

Titleist golf clubs segment operating income increased by $5.0 million, or 43.4%, to a $16.4 million for the three months ended March 31, 2018 compared to a $11.4 million for the three months ended March 31, 2017. The increase in operating income was primarily driven by higher gross profit of $8.2 million partially offset by higher operating expenses. The increase in gross profit was primarily due to the sales volume increases discussed above and higher average selling prices on our newly-introduced iron series. Gross margin increased due to higher average selling prices and higher volumes. Higher operating expenses were primarily due to an increase of $2.0 million in selling expenses and $1.5 million in advertising and promotion costs both related to the new product launches.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $1.9 million, or 4.6%, to $44.3 million for the three months ended March 31, 2018 compared to $42.4 million for the three months ended March 31, 2017. On a constant currency basis, net sales in our Titleist golf gear segment would have increased by $0.2 million, or 0.4%, to $42.6 million. This increase was due to higher average selling prices across all categories of the gear business.

Titleist golf gear segment operating income increased by $0.5 million, or 6.6%, to $7.8 million for the three months ended March 31, 2018 compared to $7.3 million for the three months ended March 31, 2017. The increase in operating income was largely driven by the higher average selling prices discussed above, partially offset by an increase of $1.1 million in selling expenses.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment decreased by $1.5 million, or 1.1%, to $140.7 million for the three months ended March 31, 2018 compared to $142.2 million for the three months ended March 31, 2017. On a constant currency basis, net sales in our FootJoy golf wear segment would have decreased by $8.1 million, or 5.7%, to $134.1 million. This decrease primarily resulted from a sales volume decline in footwear as a result of the timing of new product launches in comparison to prior year as well as unfavorable weather conditions which resulted in delayed course openings. This was partially offset by higher average selling prices across all FootJoy categories and a sales volume increase in apparel.

FootJoy golf wear segment operating income decreased by $0.8 million to $20.3 million for the three months ended March 31, 2018 compared to $21.1 million for the three months ended March 31, 2017. The decrease in operating income was as a result of higher operating expenses, partially offset by higher gross margin. The increase in gross margin was due to higher average selling prices across all FootJoy categories. Higher operating expenses were primarily due to an increase of $2.0 million in advertising and promotion expenses, partially offset by a decrease of $1.1 million in selling expenses.

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

As of March 31, 2018, we had $46.0 million of unrestricted cash (including $15.1 million attributable to our FootJoy golf shoe joint venture). As of March 31, 2018, 96.1% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We do not expect any such repatriation to result in additional tax expense as applicable withholding taxes have been provided for undistributed foreign earnings that we do not consider permanently reinvested. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.

As of March 31, 2018 we had $143.4 million of availability under our revolving credit facility after giving effect to $8.7 million of outstanding letters of credit and we had $54.2 million available under our local credit facilities. See “Notes to Consolidated Financial Statements — Note 9 — Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of our credit facilities.

Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2018, we were in compliance with all covenants under the credit agreement. See "Notes to Unaudited Condensed Consolidated Financial Statements - Note 6 -Debt and Financing Arrangements" for a description of our covenants.

We made $5.9 million of capital expenditures in the three months ended March 31, 2018 and plan to make capital expenditures of approximately $28.1 million during the remainder of 2018, although the actual amount of capital expenditures may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. We expect the majority of these capital expenditures in the remainder of 2018 will be primarily maintenance related, but we also plan to make additional investments in innovation and technology to drive continued market leadership and future growth.

We believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities will be sufficient to meet our liquidity requirements for at least the next 12 months, subject to customary borrowing conditions. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, demand for our products, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$(86,832)	$(223,488)
Investing activities	(8,383)	(3,676)
Financing activities	94,823	219,141
Effect of foreign exchange rate changes on cash	1,040	1,621
Net increase (decrease) in cash	$648	$(6,402)

Cash Flows From Operating Activities

Net cash used in operating activities was $86.8 million for the three months ended March 31, 2018, compared to net cash used in operating activities of $223.5 million for the three months ended March 31, 2017, a decrease in cash used in operating activities of $136.7 million. The decrease was primarily due to the payment of the outstanding balance of the equity appreciation right plan of $151.5 million during the three months ended March 31, 2017. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Cash Flows From Investing Activities

Net cash used in investing activities was $8.4 million for the three months ended March 31, 2018 compared to $3.7 million for the three months ended March 31, 2017, primarily related to capital expenditures.

Cash Flows From Financing Activities

Net cash provided by financing activities was $94.8 million for the three months ended March 31, 2018, compared to net cash provided by financing activities of $219.1 million for the three months ended March 31, 2017, a decrease in cash provided by financing activities of $124.3 million. The decrease was primarily due to a reduction in borrowings for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 and dividends paid on common stock during the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Pronouncements

See Notes 1, 2 and 10 to our unaudited condensed consolidated financial statements included elsewhere in this report for recently issued accounting standards, including the dates of adoption and estimated effects on our consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in “Notes to Unaudited Condensed Consolidated Financial Statements-Note 6-Debt and Financing Arrangements” to our unaudited condensed consolidated financial statements in this report. We currently do not engage in any interest rate hedging activity but may enter into interest rate swaps or pursue other interest rate hedging strategies in the future.

As of March 31, 2018, we had $575.9 million of outstanding indebtedness (excluding unamortized debt issuance costs), at variable interest rates. A 1.00% increase in the interest rate applied to these borrowings would have resulted in an increase of $5.2 million in our annual pre-tax interest expense as of March 31, 2018.

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

The gross U.S. dollar equivalent notional amount of all foreign currency forward contracts outstanding at March 31, 2018 was $266.6 million, representing a net settlement liability of $7.2 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding at March 31, 2018, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement liability of $7.2 million would increase by $23.4 million resulting in a net settlement liability of $30.6 million.

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

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.      Legal Proceedings

We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.

Item 1A.      Risk Factors

You should carefully consider each of the risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as well as the other information set forth in this report.  There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosure

None.

ITEM 5.      Other Information

  None.

ITEM 6.      Exhibits

Exhibit No.	Description

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUSHNET HOLDINGS CORP.

Dated: May 3, 2018	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 3, 2018	By:	/s/ William Burke
William Burke
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

