Form 10-Q
period 2018-06-30
Acushnet Holdings Corp.
filed 2018-08-02
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The registrant had 74,759,225 shares of common stock outstanding as of July 27, 2018.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

3

PART I.       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2018	2017
Assets
Current assets
Cash and restricted cash ($10,958 and $13,086 attributable to the variable interest entity ("VIE"))	$47,678	$47,722
Accounts receivable, net	307,854	190,851
Inventories ($10,078 and $13,692 attributable to the VIE)	317,422	363,962
Other assets	90,822	84,541
Total current assets	763,776	687,076
Property, plant and equipment, net ($10,705 and $10,240 attributable to the VIE)	224,523	228,922
Goodwill ($32,312 and $32,312 attributable to the VIE)	185,122	185,941
Intangible assets, net	477,451	481,234
Deferred income taxes	93,124	110,318
Other assets ($2,715 and $2,738 attributable to the VIE)	35,302	33,833
Total assets	$1,779,298	$1,727,324
Liabilities and Shareholders' Equity
Current liabilities
Short-term debt	$37,216	$20,364
Current portion of long-term debt	32,656	26,719
Accounts payable ($6,605 and $10,587 attributable to the VIE)	89,606	92,759
Accrued taxes	28,716	34,310
Accrued compensation and benefits	73,409	80,189
Accrued expenses and other liabilities ($3,035 and $2,719 attributable to the VIE)	78,881	52,442
Total current liabilities	340,484	306,783
Long-term debt and capital lease obligations	374,320	416,970
Deferred income taxes	9,705	9,318
Accrued pension and other postretirement benefits ($1,506 and $1,908 attributable to the VIE)	130,812	130,160
Other noncurrent liabilities ($5,110 and $4,689 attributable to the VIE)	16,811	16,701
Total liabilities	872,132	879,932
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 74,755,152 and 74,479,319 shares issued and outstanding	75	74
Additional paid-in capital	901,438	894,727
Accumulated other comprehensive loss, net of tax	(90,435)	(81,691)
Retained earnings	67,806	1,618
Total equity attributable to Acushnet Holdings Corp.	878,884	814,728
Noncontrolling interests	28,282	32,664
Total shareholders' equity	907,166	847,392
Total liabilities and shareholders' equity	$1,779,298	$1,727,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2018	2017	2018	2017
Net sales	$478,138	$427,988	$919,939	$861,603
Cost of goods sold	227,328	205,022	441,455	412,222
Gross profit	250,810	222,966	478,484	449,381
Operating expenses:
Selling, general and administrative	171,685	151,633	323,053	299,445
Research and development	12,916	11,817	25,308	24,324
Intangible amortization	1,630	1,624	3,260	3,246
Income from operations	64,579	57,892	126,863	122,366
Interest expense, net	5,247	4,901	9,655	7,823
Other (income) expense, net	544	746	110	183
Income before income taxes	58,788	52,245	117,098	114,360
Income tax expense	18,419	18,207	33,639	40,692
Net income	40,369	34,038	83,459	73,668
Less: Net income attributable to noncontrolling interests	(462)	(1,022)	(2,068)	(2,538)
Net income attributable to Acushnet Holdings Corp.	$39,907	$33,016	$81,391	$71,130

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.53	$0.44	$1.09	$0.96
Diluted	0.53	0.44	1.09	0.96
Cash dividends declared per common share:	$0.13	$0.12	$0.26	$0.24
Weighted average number of common shares:
Basic	74,762,469	74,451,977	74,706,663	74,337,013
Diluted	75,028,658	74,581,269	74,911,551	74,409,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$40,369	$34,038	$83,459	$73,668
Other comprehensive income (loss)
Foreign currency translation adjustments	(18,444)	1,218	(6,531)	12,798
Cash flow derivative instruments
Unrealized holding gains (losses) arising during period	8,940	425	1,859	(11,320)
Reclassification adjustments included in net income	1,222	(1,284)	1,930	(3,095)
Tax benefit (expense)	(2,831)	701	(718)	3,898
Cash flow derivative instruments, net	7,331	(158)	3,071	(10,517)
Available-for-sale securities
Unrealized holding gains arising during period	—	129	—	24
Tax expense	—	(49)	—	(9)
Available-for-sale securities, net	—	80	—	15
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	962	340	996	158
Tax benefit (expense)	(142)	(21)	(148)	42
Pension and other postretirement benefits adjustments, net	820	319	848	200

Total other comprehensive income (loss)	(10,293)	1,459	(2,612)	2,496

Comprehensive income	30,076	35,497	80,847	76,164
Less: Comprehensive income attributable to noncontrolling interests	(462)	(1,022)	(2,068)	(2,538)
Comprehensive income attributable to Acushnet Holdings Corp.	$29,614	$34,475	$78,779	$73,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$83,459	$73,668
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	20,712	20,453
Unrealized foreign exchange gain	(516)	(1,156)
Amortization of debt issuance costs	671	660
Share-based compensation	9,110	7,901
Loss on disposals of property, plant and equipment	83	454
Deferred income taxes	17,187	26,469
Changes in operating assets and liabilities
Accounts receivable	(121,237)	(80,999)
Inventories	44,560	34,216
Accounts payable	(1,467)	(11,079)
Accrued taxes	(5,257)	(18,621)
Other assets and liabilities	17,252	(141,831)
Cash flows provided by (used in) operating activities	64,557	(89,865)
Cash flows from investing activities
Additions to property, plant and equipment	(13,657)	(8,823)
Other investing activity	(2,477)	—
Cash flows used in investing activities	(16,134)	(8,823)
Cash flows from financing activities
Proceeds from short-term borrowings, net	18,449	31,615
Proceeds from delayed draw term loan A facility	—	100,000
Repayments of delayed draw term loan A facility	(27,500)	(2,500)
Repayment of term loan facilities	(9,375)	(9,375)
Debt issuance costs	(380)	—
Dividends paid on common stock	(19,619)	(17,868)
Dividends paid to noncontrolling interests	(6,450)	(2,400)
Payment of employee restricted stock tax withholdings	(2,634)	(903)
Cash flows (used in) provided by financing activities	(47,509)	98,569
Effect of foreign exchange rate changes on cash	(958)	1,876
Net increase (decrease) in cash	(44)	1,757
Cash and restricted cash, beginning of year	47,722	79,140
Cash and restricted cash, end of period	$47,678	$80,897
Supplemental information
Non-cash additions to property, plant and equipment	1,381	1,265
Dividend equivalents rights ("DERs") declared not paid	398	433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances at December 31, 2017	74,479	$74	$894,727	$(81,691)	$1,618	$814,728	$32,664	$847,392
Adoption of new accounting standards (Notes 1, 2 & 10)	—	—	—	(6,132)	4,631	(1,501)	—	(1,501)
Net income	—	—	—	—	81,391	81,391	2,068	83,459
Other comprehensive loss	—	—	—	(2,612)	—	(2,612)	—	(2,612)
Share-based compensation	—	—	9,341	—	—	9,341	—	9,341
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 12)	276	1	(2,630)	—	—	(2,629)	—	(2,629)
Dividends and dividend equivalents declared	—	—	—	—	(19,834)	(19,834)	—	(19,834)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(6,450)	(6,450)
Balances at June 30, 2018	74,755	$75	$901,438	$(90,435)	$67,806	$878,884	$28,282	$907,166

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the full year ending December 31, 2018, nor were those of the comparable 2017 period representative of those actually experienced for the full year ended December 31, 2017. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2017 included in its Annual Report on Form 10-K filed with the SEC on March 7, 2018.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the noncontrolling entities have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of June 30, 2018 and December 31, 2017. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Cash and Restricted Cash
Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of June 30, 2018 and December 31, 2017, the amount of restricted cash included in cash and restricted cash on the balance sheet was $2.2 million and $2.3 million, respectively.

Accounts Receivable
As of June 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $9.1 million and $10.0 million, respectively.
Foreign Currency Translation and Transactions
Foreign currency transaction gains (losses) included in selling, general and administrative expense were losses of $3.1 million and gains of $1.0 million for the three months ended June 30, 2018 and 2017, respectively. Foreign currency transaction gains (losses) included in selling, general and administrative expense were losses of $1.1 million and gains of $3.3 million for the six months ended June 30, 2018 and 2017, respectively.
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
Compensation—Retirement Benefits
On January 1, 2018, the Company adopted ASU 2017‑07, “Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost” ("ASU 2017-07"). ASU 2017‑07 requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. As a result of the adoption of the amendments in this update, the Company recorded a reclassification of the non-service cost component of net periodic benefit cost of $0.5 million and $0.7 million from cost of goods sold and operating expenses to other (income) expense, net on the consolidated statement of operations for the three and six months ended June 30, 2017. The adoption of this standard also resulted in the restatement of the Company's segment operating income for the three and six months ended June 30, 2017.

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

Intangibles—Goodwill and Other—Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017‑04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment” ("ASU 2017-04"). ASU 2017‑04 removes the second step of the goodwill impairment test. Instead an entity will perform a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017‑04 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company will adopt this standard during the fourth quarter of 2018. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016‑02, “Leases,” and subsequently in July 2018, the FASB issued codification and other targeted improvements through ASU 2018-10 and ASU 2018-11, which will require lessees to recognize right‑of‑use assets and lease liabilities for leases which were formerly classified as operating leases. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. While the Company is still in the process of completing its analysis on the impact this ASU will have on its consolidated financial statements and related disclosures, it expects the adoption of this standard to have a material impact on the consolidated financial statements and result in the recognition of a right of use asset and corresponding liability on the consolidated balance sheet.

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

The Company recorded a net reduction to opening retained earnings of $1.6 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to a promotional holiday program. The impact of applying ASC 606 was an increase in net sales of $0.3 million and $4.2 million and an increase in cost of sales of $0.3 million and $1.6 million for the three and six months ended June 30, 2018, respectively. Additionally, the Company reclassified the refund liability for expected returns from accounts receivable, net to accrued expenses and other liabilities and reclassified the value of inventory expected to be recovered related to sales returns from inventories to other assets as of June 30, 2018. The refund liability for expected returns was $16.9 million and $13.5 million as of June 30, 2018 and December 31, 2017, respectively. The value of inventory expected to be recovered related to sales returns was $8.5 million and $4.3 million as of June 30, 2018 and December 31, 2017, respectively. The adoption of ASC 606 did not have any other material impacts to the financial statements.

Accounting Policies

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of the Company's contracts have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when control of the products has been transferred to the customer, generally at the time of shipment or delivery of products, based on the terms of the contract and the jurisdiction of the sale. Revenue is recognized in an amount that reflects the consideration the Company expects to be entitled to in exchange for the products. Revenue is recognized net of allowances for discounts and sales returns. Sales taxes and other similar taxes are excluded from revenue.

Substantially all of the Company’s revenue is recognized at a point in time and made to customers who are not engaged in a long-term supply agreement or any form of contract with the Company. Substantially all of sales are paid for on account with the majority of terms between 30 and 60 days, not to exceed one year.

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

Contract Balances

Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance includes amounts for certain customers where a risk of default has been specifically identified as well as a provision for customer defaults when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including credit risk assessments, length of time the receivables are past due, historical experience, customer specific information available to the Company and existing economic conditions.

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

The rebates which are expected to be settled in the form of product are estimated based upon historical experience and the terms of the customer programs and are accounted for as an additional performance obligation. Revenue will be recognized when control of the free products earned transfers to the customer at the end of the related customer incentive program, which generally occurs within one year. Control of the free products generally transfers to the customer at the time of shipment.

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

3. Inventories
The components of inventories were as follows:

(in thousands)	June 30,	December 31,
	2018	2017
Raw materials and supplies	$62,627	$72,342
Work-in-process	19,479	23,956
Finished goods	235,316	267,664
Inventories	$317,422	$363,962

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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$4,148	$3,764	$3,823	$3,526
Provision	1,561	1,234	2,756	2,320
Claims paid/costs incurred	(1,666)	(1,226)	(2,579)	(2,127)
Foreign currency translation	(105)	7	(62)	60
Balance at end of period	$3,938	$3,779	$3,938	$3,779

5. Related Party Transactions

Other current assets include receivables from related parties of $1.0 million and $0.5 million as of June 30, 2018 and December 31, 2017, respectively.

6. Debt and Financing Arrangements
Senior Secured Credit Facility
There were outstanding borrowings under the revolving credit facility of $37.2 million and $10.1 million as of June 30, 2018 and December 31, 2017, respectively. The weighted average interest rate applicable to the outstanding borrowings was 2.97% and 4.44% as of June 30, 2018 and December 31, 2017, respectively.

On June 7, 2018, Acushnet Company, Acushnet Canada Inc. and Acushnet Europe Limited, as borrowers, and the Company and certain other subsidiaries of the Company, as guarantors, entered into an amendment with Wells Fargo Bank, National Association and certain other lenders to the Company’s senior secured credit facilities agreement. Pursuant to the amendment, the restricted covenant governing the payment of dividends, the making of certain other payments and the redemption or repurchase of capital stock was amended to permit an additional $150.0 million of such payments, redemptions and/or repurchases, subject to certain conditions. In connection with amending the facilities, the Company incurred approximately $0.4 million in fees and expenses, which were recorded as debt issuance costs and will be recognized as interest expense over the term of the facilities.
The credit agreement contains a number of covenants that, among other things, restrict the ability of the U.S. Borrower and its restricted subsidiaries to (subject to certain exceptions), incur, assume, or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments, or redeem or repurchase capital stock or make prepayments, repurchases or redemptions of certain indebtedness; engage in mergers, liquidations, dissolutions, asset sales, and other dispositions (including sale leaseback transactions); amend or otherwise alter terms of certain indebtedness or certain other agreements; enter into agreements limiting subsidiary distributions or containing negative pledge clauses; engage in certain transactions with affiliates; alter the nature of the business that we conduct or change our fiscal year or accounting practices. Certain exceptions to these covenants are determined based on ratios that are calculated in part using the calculation of Adjusted EBITDA. The credit agreement covenants also restrict the ability of Acushnet Holdings Corp. to engage in certain mergers or consolidations or engage in any activities other than permitted activities. The Company’s credit agreement contains certain customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company’s leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2018, the Company was in compliance with all covenants under the credit agreement.
As of June 30, 2018, the Company had available borrowings under its revolving credit facility of $230.6 million after giving effect to $7.2 million of outstanding letters of credit.

Other Short-Term Borrowings
The Company has certain unsecured credit facilities available through its subsidiary locations. There were no outstanding borrowings under the Company's local credit facilities as of June 30, 2018 and there were outstanding borrowings of $10.3 million under the Company's local credit facilities as of December 31, 2017. The weighted average interest rate applicable to the outstanding borrowings was 0.73% as of December 31, 2017. As of June 30, 2018, the Company had available borrowings remaining under these unsecured facilities of $64.0 million.

Letters of Credit

As of June 30, 2018 and December 31, 2017, there were outstanding letters of credit totaling $11.4 million and $14.3 million, respectively, of which $8.3 million and $11.2 million was secured, respectively, related to agreements, including the Company's Senior Secured Credit Facility, which provided a maximum commitment for letters of credit of $29.2 million as of both June 30, 2018 and December 31, 2017.

7. Derivative Financial Instruments
The Company principally uses derivative financial instruments to reduce the impact of changes in foreign currency exchange rates and interest rate fluctuations. The principal derivative financial instruments the Company enters into are foreign exchange forward contracts and interest rate swaps. The Company does not enter into derivative financial instruments contracts for trading or speculative purposes.
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are primarily used to hedge purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the Euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of June 30, 2018 and December 31, 2017 was $273.8 million and $278.9 million, respectively.
Interest Rate Derivative Instruments
In May 2018, the Company entered into an interest rate swap contract to reduce the impact of variability in interest rates. Under the contract, the Company pays fixed and receives variable rate interest, in effect converting a portion of its variable rate debt to fixed rate debt. As of June 30, 2018, the notional value of the Company's outstanding interest rate swap contract was $100.0 million. As of December 31, 2017, there were no outstanding interest rate swap contracts. The interest rate swap contract is accounted for as a cash flow hedge.
Impact on Financial Statements
The fair values of hedge instruments on the consolidated balance sheets were as follows:

(in thousands)		June 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2018	2017
Other current assets	Foreign exchange forward	$4,937	$4,675
Other noncurrent assets	Foreign exchange forward	643	562
	Interest rate swap	158	—
Other current liabilities	Foreign exchange forward	1,441	6,360
	Interest rate swap	324	—
Other noncurrent liabilities	Foreign exchange forward	316	276
The hedge instrument gain (loss) recognized in accumulated other comprehensive income (loss) was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Type of hedge
Foreign exchange forward	$9,209	$425	$2,128	$(11,320)
Interest rate swap	(269)	—	(269)	—
	$8,940	$425	$1,859	$(11,320)

Gains and losses on derivative instruments designated as cash flow hedges are reclassified from other comprehensive income (loss) at the time the forecasted transaction impacts the income statement. Based on the current valuation, the Company expects to reclassify a net gain of $1.1 million related to foreign exchange derivative instruments from accumulated other comprehensive income (loss) into cost of goods sold and a net loss of $0.3 million related to interest rate derivative instruments from accumulated other comprehensive income (loss) into interest expense, net during the next 12 months.

The hedge instrument gain (loss) recognized on the consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Location of gain (loss) in statement of operations
Cost of goods sold	$(1,120)	$1,284	$(1,828)	$3,095
Selling, general and administrative expense	1,684	(30)	1,016	(1,616)
Interest expense, net	(102)	—	(102)	—
	$462	$1,254	$(914)	$1,479

Undesignated Foreign Exchange Derivative Instruments
From time to time, the Company enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities which do not qualify as hedging instruments under U.S. GAAP. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense, together with the re-measurement gain or loss from the hedged asset or liability. The gross U.S. dollar equivalent notional amount of all outstanding foreign exchange forward contracts not designated under hedge accounting was $1.9 million as of June 30, 2018. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2017.
Credit Risk
The Company enters into derivative contracts with major financial institutions with investment grade credit ratings and is exposed to credit losses in the event of non-performance by these financial institutions. This credit risk is generally limited to the unrealized gains in the derivative contracts. However, the Company monitors the credit quality of these financial institutions and considers the risk of counterparty default to be minimal.
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
Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of
	June 30, 2018 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$10,175	$—	$—	Other current assets
Foreign exchange derivative instruments	—	5,023	—	Other current assets
Deferred compensation program assets	1,880	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	643	—	Other noncurrent assets
Interest rate derivative instruments	—	158	—	Other noncurrent assets
Total assets	$12,055	$5,824	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,441	$—	Other current liabilities
Interest rate derivative instruments	—	324	—	Other current liabilities
Deferred compensation program liabilities	1,880	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	316	—	Other noncurrent liabilities
Total liabilities	$1,880	$2,081	$—

	Fair Value Measurements as of
	December 31, 2017 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$10,637	$—	$—	Other current assets
Foreign exchange derivative instruments	—	4,675	—	Other current assets
Deferred compensation program assets	1,866	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	562	—	Other noncurrent assets
Total assets	$12,503	$5,237	$—
Liabilities
Foreign exchange derivative instruments	$—	$6,360	$—	Other current liabilities
Deferred compensation program liabilities	1,866	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	276	—	Other noncurrent liabilities
Total liabilities	$1,866	$6,636	$—

During the six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3 assets and liabilities.
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
Interest rate derivative instruments are contracts used to hedge the interest rate fluctuations of the Company's variable rate debt (Note 7). The valuation for the interest rate swap is calculated as the net of the discounted future cash flows of the pay and receive legs of the swap. Mid-market interest rates on the valuation date are used to create the forward curve for floating legs and discount curve.
9. Pension and Other Postretirement Benefits
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
(in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$2,259	$2,184	$154	$243
Interest cost	2,989	2,934	118	183
Expected return on plan assets	(3,198)	(2,934)	—	—
Settlement expense	464	185	—	—
Amortization of net (gain) loss	732	258	(419)	(135)
Amortization of prior service cost (credit)	43	43	(34)	(27)
Net periodic benefit cost (income)	$3,289	$2,670	$(181)	$264

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$4,702	$4,521	$329	$478
Interest cost	5,947	5,952	245	357
Expected return on plan assets	(6,477)	(5,947)	—	—
Settlement expense	472	316	—	—
Amortization of net (gain) loss	1,252	297	(770)	(301)
Amortization of prior service cost (credit)	87	87	(68)	(68)
Net periodic benefit cost (income)	$5,983	$5,226	$(264)	$466

The non-service cost components of net periodic benefit cost are included in other (income) expense, net in the unaudited condensed consolidated statement of operations.
10. Income Taxes
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making broad and complex changes to the Internal Revenue Code. The Company recorded a provisional net income tax expense of $14.0 million for the year ended December 31, 2017. This amount was comprised of $10.2 million expense related to the remeasurement of the Company’s deferred tax asset balances, offset by the reversal of $4.8 million expense for the deferred tax liability previously provided on unremitted foreign earnings, and an $8.6 million expense for the one-time transition tax liability.
The Tax Act also established new tax laws that affect 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate from 35% to 21% for the periods beginning on or after January 1, 2018; (ii) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) limitations on the deductibility of certain executive compensation; (v) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (vi) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).
Income tax expense increased by $0.2 million to $18.4 million for the three months ended June 30, 2018 compared to $18.2 million for the three months ended June 30, 2017. The Company’s effective tax rate (“ETR”) was 31.3% for the three months ended June 30, 2018 compared to 34.8% for the three months ended June 30, 2017.  The decrease in ETR was primarily driven by the net impact of changes resulting from the Tax Act, including incremental guidance issued in 2018, and changes to the Company's geographic mix of earnings.
Income tax expense decreased by $7.1 million to $33.6 million for the six months ended June 30, 2018 compared to $40.7 million for the six months ended June 30, 2017. The Company’s ETR was 28.7% for the six months ended June 30, 2018 compared to 35.6% for the six months ended June 30, 2017.  The decrease in ETR was primarily driven by the net impact of changes resulting from the Tax Act, including incremental guidance issued in 2018, and changes to the Company's geographic mix of earnings.
In accordance with relevant SEC guidance (“SAB 118”), the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. The income tax expense for the three and six months ended June 30, 2018 reflected a favorable discrete adjustment of $1.5 million to the provisional amounts previously provided for the one-time transition tax, in accordance with IRS Notice 2018-26. The Company continues to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.
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

11. Common Stock
The Company declared dividends per common share, including dividend equivalent rights (Note 12), during the periods presented as follows:

(in thousands, except per share amounts)	Dividends per Common Share	Amount
2018:
Second Quarter	$0.13	$9,917
First Quarter	0.13	9,917
Total dividends declared in 2018	$0.26	$19,834

2017:
Fourth Quarter	$0.12	$9,098
Third Quarter	0.12	9,146
Second Quarter	0.12	9,149
First Quarter	0.12	9,152
Total dividends declared in 2017	$0.48	$36,545

During the third quarter of 2018, the Board of Directors declared a dividend of $0.13 per common share to shareholders on record as of August 31, 2018 and payable on September 14, 2018.

On June 7, 2018, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of its issued and outstanding common stock from time to time. The share repurchase program is intended to, among other things, offset share dilution resulting from equity issuances in connection with the Company's management and director compensation programs. Share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Company’s credit agreement and the Company’s general working capital needs. During the three months ended June 30, 2018, there were no share repurchases made under this program.
12. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”) the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units (“PSUs”) and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. As of June 30, 2018, the only awards outstanding are RSUs and PSUs. All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares are delivered.

Restricted Stock and Performance Stock Units
A summary of the Company’s RSUs and PSUs as of June 30, 2018 and changes during the six months then ended is presented below:

		Weighted-
	Number	Average
	of	Fair
	RSUs and PSUs	Value
Outstanding at December 31, 2017	2,060,854	$20.23
Granted	473,724	23.49
Vested (1)	(466,834)	20.52
Forfeited	—	—
Outstanding at June 30, 2018	2,067,744	$20.91

_______________________________________________________________________________
(1) Includes 68,400 shares of common stock that were undelivered as of June 30, 2018.

During 2018, RSU vestings, including the impact of DERs issued in common stock, resulted in the issuance of 398,628 shares of common stock, of which 122,795 shares of common stock were delivered to the Company as payment by employees in lieu of cash to satisfy tax withholding obligations. As of June 30, 2018, no PSUs have vested.
The remaining unrecognized compensation expense related to non‑vested RSUs and non‑vested PSUs granted was $13.9 million and $3.1 million, respectively, as of June 30, 2018 and is expected to be recognized over the related weighted average period of 1.69 years.
The allocation of compensation expense related to equity incentive plans in the consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Cost of goods sold	$113	$114	$207	$227
Selling, general and administrative expense	4,559	3,610	8,292	7,016
Research and development	312	330	611	658
Total compensation expense before income tax	4,984	4,054	9,110	7,901
Income tax benefit	1,029	1,396	1,882	2,719
Total compensation expense, net of income tax	$3,955	$2,658	$7,228	$5,182

13. Accumulated Other Comprehensive Income (Loss), Net of Tax
Accumulated other comprehensive income (loss), net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 7) and pension and other postretirement adjustments (Note 9). Prior to the adoption of ASU 2016-01 on January 1, 2018, accumulated other comprehensive income (loss), net of tax included unrealized gains and losses from available-for-sale securities (Note 1).
The components of and changes in accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses)	Pension and	Accumulated
	Currency	Cash Flow	on Available-	Other	Other
	Translation	Derivative	for-Sale	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Securities	Adjustments	Income (Loss)
Balance at December 31, 2017	$(57,711)	$(2,280)	$1,721	$(23,421)	$(81,691)
Adoption of new accounting standards (Note 1 & 10)	(2,171)	—	(1,721)	(2,240)	(6,132)
Other comprehensive income (loss) before reclassifications	(6,531)	1,859	—	23	(4,649)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,930	—	973	2,903
Tax expense	—	(718)	—	(148)	(866)
Balance at June 30, 2018	$(66,413)	$791	$—	$(24,813)	$(90,435)

14. Net Income per Common Share

The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2018	2017	2018	2017

Net income attributable to Acushnet Holdings Corp.	$39,907	$33,016	$81,391	$71,130

Weighted average number of common shares:
Basic	74,762,469	74,451,977	74,706,663	74,337,013
Diluted	75,028,658	74,581,269	74,911,551	74,409,050

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.53	$0.44	$1.09	$0.96
Diluted	$0.53	$0.44	$1.09	$0.96

Net income per common share attributable to Acushnet Holdings Corp. for the three and six months ended June 30, 2018 and 2017 was calculated using the treasury stock method.

The Company’s potential dilutive securities for the three and six months ended June 30, 2018 and 2017 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.

For the three and six months ended June 30, 2018 and 2017, the following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
RSUs	—	341,203	—	372,676

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

Results shown for the three and six months ended June 30, 2018 and 2017 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales
Titleist golf balls	$172,211	$154,959	$297,117	$289,151
Titleist golf clubs	117,839	93,337	234,732	195,279
Titleist golf gear	45,822	47,300	90,167	89,690
FootJoy golf wear	119,496	112,499	260,202	254,740
Other	22,770	19,893	37,721	32,743
Total net sales	$478,138	$427,988	$919,939	$861,603

Segment operating income
Titleist golf balls	$36,848	$31,180	$50,828	$52,342
Titleist golf clubs	10,521	4,785	26,904	16,206
Titleist golf gear	8,254	10,310	16,038	17,614
FootJoy golf wear	5,387	5,639	25,642	26,776
Other	4,866	5,122	7,413	7,950
Total segment operating income	65,876	57,036	126,825	120,888
Reconciling items:
Interest expense, net	(5,247)	(4,901)	(9,655)	(7,823)
Transaction fees	—	(52)	—	(146)
Other	(1,841)	162	(72)	1,441
Total income before income tax	$58,788	$52,245	$117,098	$114,360

Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
United States	$252,740	$224,175	$472,029	$447,289
EMEA (1)	67,674	57,878	140,716	125,887
Japan	45,487	44,424	97,616	94,477
Korea	61,974	55,970	114,649	105,852
Rest of world	50,263	45,541	94,929	88,098
Total net sales	$478,138	$427,988	$919,939	$861,603
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
16. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of June 30, 2018.
Purchase obligations by the Company as of June 30, 2018 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2018	2019	2020	2021	2022	Thereafter
Purchase obligations	$145,127	$17,889	$6,319	$2,675	$919	$2,418

Contingencies

In connection with the Company’s acquisition of Acushnet Company, Beam Suntory, Inc indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of June 30, 2018 and December 31, 2017, the Company’s estimate of its receivable for these indemnifications was $8.8 million and $8.7 million, respectively, which was recorded in other noncurrent assets on the consolidated balance sheet.
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
Since a significant percentage of our net sales are generated outside of the United States, we use net sales on a constant currency basis to evaluate the sales performance of our business in period over period comparisons and for forecasting our business going forward. Constant currency information allows us to estimate what our sales performance would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency sales and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. This constant currency information should not be considered in isolation or as a substitute for any measure derived in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Our presentation of constant currency information may not be consistent with the manner in which similar measures are derived or used by other companies.
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, income tax expense, depreciation and amortization, share-based compensation expense, certain transaction fees, indemnification expense (income) from Beam Suntory, Inc ("Beam"), certain other non-cash (gains) losses, net and the net income relating to noncontrolling interests in our FootJoy golf shoe joint venture. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp., as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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
Lastly, we use segment operating income to evaluate and assess the performance of each of our reportable segments and to make budgeting decisions.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net sales	$478,138	$427,988	$919,939	$861,603
Cost of goods sold	227,328	205,022	441,455	412,222
Gross profit	250,810	222,966	478,484	449,381
Operating expenses:
Selling, general and administrative	171,685	151,633	323,053	299,445
Research and development	12,916	11,817	25,308	24,324
Intangible amortization	1,630	1,624	3,260	3,246
Income from operations	64,579	57,892	126,863	122,366
Interest expense, net	5,247	4,901	9,655	7,823
Other (income) expense, net	544	746	110	183
Income before income taxes	58,788	52,245	117,098	114,360
Income tax expense	18,419	18,207	33,639	40,692
Net income	40,369	34,038	83,459	73,668
Less: Net income attributable to noncontrolling interests	(462)	(1,022)	(2,068)	(2,538)
Net income attributable to Acushnet Holdings Corp.	$39,907	$33,016	$81,391	$71,130
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$39,907	$33,016	$81,391	$71,130
Income tax expense	18,419	18,207	33,639	40,692
Interest expense, net	5,247	4,901	9,655	7,823
Depreciation and amortization	10,387	10,292	20,712	20,453
Share-based compensation(a)	4,984	4,054	9,110	7,901
Transaction fees(b)	—	52	—	146
Beam indemnification expense (income)(c)	(167)	290	(113)	197
Other non-cash (gains) losses, net	112	(12)	(39)	(596)
Net income attributable to noncontrolling interests(d)	462	1,022	2,068	2,538
Adjusted EBITDA	$79,351	$71,822	$156,423	$150,284
Adjusted EBITDA margin	16.6%	16.8%	17.0%	17.4%

(a)	Reflects compensation expense with respect to equity-based grants under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan.

(b)	Reflects legal fees incurred relating to a dispute arising from the indemnification obligations owed to us by Beam.

(c)	Reflects the non‑cash charges related to the indemnification obligations owed to us by Beam that are included when calculating net income attributable to Acushnet Holdings Corp.

(d)	Reflects the net income attributable to the interest that we do not own in our FootJoy golf shoe joint venture.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$172,211	$154,959	$17,252	11.1%	$14,043	9.1%
Titleist golf clubs	117,839	93,337	24,502	26.3%	21,855	23.4%
Titleist golf gear	45,822	47,300	(1,478)	(3.1)%	(2,718)	(5.7)%
FootJoy golf wear	119,496	112,499	6,997	6.2%	3,709	3.3%

Segment operating income by reportable segment is summarized as follows:

	Three months ended
	June 30,		Increase/(Decrease)
	2018	2017	$ change	% change
	(in thousands)
Segment operating income(1)
Titleist golf balls	$36,848	$31,180	$5,668	18.2%
Titleist golf clubs	10,521	4,785	5,736	119.9%
Titleist golf gear	8,254	10,310	(2,056)	(19.9)%
FootJoy golf wear	5,387	5,639	(252)	(4.5)%

(1)
Expenses relating to transaction fees and restructuring charges and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income.

Net Sales

Net sales increased by $50.1 million, or 11.7%, to $478.1 million for the three months ended June 30, 2018 compared to $428.0 million for the three months ended June 30, 2017. On a constant currency basis, net sales would have increased by $38.7 million, or 9.0%, to $466.7 million. The increase in net sales on a constant currency basis was driven by an increase of $21.9 million in net sales of Titleist golf clubs primarily driven by higher sales volumes of irons and wedges launched in the third quarter of 2017 and first quarter of 2018, respectively, and an increase of $14.0 million in net sales of Titleist golf balls primarily driven by sales volumes associated with the introduction of our AVX premium performance model.

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(in thousands)
United States	$252,740	$224,175	$28,565	12.7%	$28,565	12.7%
EMEA	67,674	57,878	9,796	16.9%	4,630	8.0%
Japan	45,487	44,424	1,063	2.4%	49	0.1%
Korea	61,974	55,970	6,004	10.7%	2,961	5.3%
Rest of world	50,263	45,541	4,722	10.4%	2,474	5.4%
Total net sales	$478,138	$427,988	$50,150	11.7%	$38,679	9.0%

Net sales in the United States increased by $28.5 million, or 12.7%, to $252.7 million for the three months ended June 30, 2018 compared to $224.2 million for the three months ended June 30, 2017. This increase in net sales in the United

States was driven by an increase of $14.9 million in net sales of Titleist golf clubs and an increase of $12.1 million in net sales of Titleist golf balls.

Our sales in regions outside of the United States increased by $21.6 million, or 10.6%, to $225.4 million for the three months ended June 30, 2018 compared to $203.8 million for the three months ended June 30, 2017. On a constant currency basis, net sales in such regions would have increased by $10.1 million, or 5.0%, to $213.9 million, primarily driven by an increase of $7.0 million in net sales of Titleist golf clubs and an increase of $1.9 million in net sales of Titleist golf balls.

Gross Profit

Gross profit increased by $27.8 million to $250.8 million for the three months ended June 30, 2018 compared to $223.0 million for the three months ended June 30, 2017. Gross margin increased to 52.5% for the three months ended June 30, 2018 compared to 52.1% for the three months ended June 30, 2017. The increase in gross profit was largely driven by a $11.2 million increase in gross profit in Titleist golf balls primarily due to a sales volume increase of premium performance AVX golf balls, an increase of $11.1 million in Titleist golf clubs primarily due to a sales volume increase in irons and wedges and an increase of $4.8 million in FootJoy golf wear primarily due to higher average selling prices. The increase in gross margin was primarily driven by higher gross margins in FootJoy golf wear due to higher average selling prices and Titleist golf balls driven by a favorable mix shift to premium performance models, partially offset by a decrease in gross margin in Titleist golf clubs primarily as a result of lower average selling prices of drivers and fairways.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $20.1 million to $171.7 million for the three months ended June 30, 2018 compared to $151.6 million for the three months ended June 30, 2017. This increase was primarily due to an increase of $7.0 million in selling expenses across all segments, an increase of $6.9 million in advertising and promotion expenses driven by new product launches in the Titleist golf balls and Titleist golf clubs segments and an increase of $2.2 million in net foreign currency transaction losses. Overall SG&A included a $2.9 million unfavorable impact of changes in foreign currency exchange rates across all expense categories and segments.

Research and Development

Research and Development (“R&D”) expenses increased by $1.1 million to $12.9 million for the three months ended June 30, 2018 compared to $11.8 million for the three months ended June 30, 2017. As a percentage of consolidated net sales, R&D expenses were 2.7%, down from 2.8% for the three months ended June 30, 2017.

Intangible Amortization

Intangible amortization expenses were $1.6 million for the three months ended June 30, 2018 and 2017.

Interest Expense, net

Interest expense, net increased by $0.3 million to $5.2 million for the three months ended June 30, 2018 compared to $4.9 million for the three months ended June 30, 2017.

Other (Income) Expense, net

Other (income) expense, net decreased by $0.2 million to other expense of $0.5 million for the three months ended June 30, 2018 compared to other expense of $0.7 million for the three months ended June 30, 2017.

Income Tax Expense

Income tax expense increased by $0.2 million to $18.4 million for the three months ended June 30, 2018 compared to $18.2 million for the three months ended June 30, 2017. Our effective tax rate (“ETR”) was 31.3% for the three months ended June 30, 2018 compared to 34.8% for the three months ended June 30, 2017. The decrease in ETR was primarily driven by the net impact of changes resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), including incremental guidance issued in 2018, and changes to our geographic mix of earnings. We continue to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $6.9 million to $39.9 million for the three months ended June 30, 2018 compared to net income of $33.0 million for the three months ended June 30, 2017, primarily as a result of higher income from operations as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA increased by $7.6 million to $79.4 million for the three months ended June 30, 2018 compared to $71.8 million for the three months ended June 30, 2017. Adjusted EBITDA margin decreased to 16.6% for the three months ended June 30, 2018 compared to 16.8% for the three months ended June 30, 2017.

Segment Results

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment increased by $17.2 million, or 11.1%, to $172.2 million for the three months ended June 30, 2018 compared to $155.0 million for the three months ended June 30, 2017. On a constant currency basis, net sales in our Titleist golf balls segment would have increased by $14.0 million, or 9.1%, to $169.0 million. This increase was primarily driven by a sales volume increase attributed to our new AVX premium performance golf balls launched in the second quarter.

Titleist golf balls segment operating income increased by $5.6 million, or 18.2%, to $36.8 million for the three months ended June 30, 2018 compared to $31.2 million for the three months ended June 30, 2017, primarily due to an increase in gross profit of $11.2 million which was partially offset by higher operating expenses. The increase in gross profit was primarily driven by higher sales volume as discussed above.  Operating expenses increased primarily due to a $2.5 million increase in advertising and promotion expenses and an increase of $1.3 million in selling expense primarily due to a shift in timing of expenses as compared to the prior year.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment increased by $24.5 million, or 26.3%, to $117.8 million for the three months ended June 30, 2018 compared to $93.3 million for the three months ended June 30, 2017. On a constant currency basis, net sales in our Titleist golf clubs segment would have increased by $21.9 million, or 23.4%, to $115.2 million. This increase was primarily driven by higher sales volumes of our iron series introduced in the third quarter of 2017 and our wedges and putters launched in the first quarter of 2018, partially offset by lower sales volumes of drivers and fairways which were in their second model year.

Titleist golf clubs segment operating income increased by $5.7 million, or 119.9%, to $10.5 million for the three months ended June 30, 2018 compared to $4.8 million for the three months ended June 30, 2017. The increase in operating income was primarily driven by higher gross profit of $11.1 million partially offset by higher operating expenses. The increase in gross profit was primarily due to the sales volume increases discussed above. Gross margin decreased primarily as a result of lower average selling prices of drivers and fairways which were in their second model year. Higher operating expenses were primarily due to an increase of $2.5 million in advertising and promotion expenses and $1.7 million in selling expenses both related to our new product launches.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment decreased by $1.5 million, or 3.1%, to $45.8 million for the three months ended June 30, 2018 compared to $47.3 million for the three months ended June 30, 2017. On a constant currency basis, net sales in our Titleist golf gear segment would have decreased by $2.7 million, or 5.7%, to $44.6 million. This decrease was primarily due to a sales volume decline in our golf bag, travel gear and headwear categories, partially offset by higher average selling prices across all categories of the gear business.

Titleist golf gear segment operating income decreased by $2.0 million, or 19.9%, to $8.3 million for the three months ended June 30, 2018 compared to $10.3 million for the three months ended June 30, 2017. The decrease in operating income was largely driven by the lower sales volume discussed above and an increase of $1.4 million in operating expenses primarily due to increased selling expenses and allocated administration expenses.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment increased by $7.0 million, or 6.2%, to $119.5 million for the three months ended June 30, 2018 compared to $112.5 million for the three months ended June 30, 2017. On a constant currency basis, net sales in our FootJoy golf wear segment would have increased by $3.7 million, or 3.3%, to $116.2 million. This increase was primarily driven by higher average selling prices across all FootJoy categories.

FootJoy golf wear segment operating income decreased by $0.2 million to $5.4 million for the three months ended June 30, 2018 compared to $5.6 million for the three months ended June 30, 2017. Higher gross profit was offset by higher operating expenses. Both gross profit and gross margin were higher as a result of increased average selling prices across all FootJoy categories. Higher operating expenses were primarily driven by increases of $1.8 million in advertising and promotion, $1.8 million in selling expenses and increased allocated administration expenses.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Net sales by reportable segment is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$297,117	$289,151	$7,966	2.8%	$830	0.3%
Titleist golf clubs	234,732	195,279	39,453	20.2%	32,482	16.6%
Titleist golf gear	90,167	89,690	477	0.5%	(2,548)	(2.8)%
FootJoy golf wear	260,202	254,740	5,462	2.1%	(4,368)	(1.7)%

Segment operating income by reportable segment is summarized as follows:

	Six months ended
	June 30,		Increase/(Decrease)
	2018	2017	$ change	% change
	(in thousands)
Segment operating income(1)
Titleist golf balls	$50,828	$52,342	$(1,514)	(2.9)%
Titleist golf clubs	26,904	16,206	10,698	66.0%
Titleist golf gear	16,038	17,614	(1,576)	(8.9)%
FootJoy golf wear	25,642	26,776	(1,134)	(4.2)%

(1)
Expenses relating to transaction fees and restructuring charges and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income.

Net Sales

Net sales increased by $58.3 million, or 6.8%, to $919.9 million for the six months ended June 30, 2018 compared to $861.6 million for the six months ended June 30, 2017. On a constant currency basis, net sales would have increased by $29.2 million, or 3.4%, to $890.8 million. The increase in net sales on a constant currency basis was driven by an increase of $32.5 million in net sales of Titleist golf clubs due to higher sales volumes of irons and wedges launched in the third quarter of 2017 and first quarter of 2018, respectively.

Net sales information by region is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(in thousands)
United States	$472,029	$447,289	$24,740	5.5%	$24,740	5.5%
EMEA	140,716	125,887	14,829	11.8%	1,103	0.9%
Japan	97,616	94,477	3,139	3.3%	(668)	(0.7)%
Korea	114,649	105,852	8,797	8.3%	1,796	1.7%
Rest of world	94,929	88,098	6,831	7.8%	2,247	2.6%
Total net sales	$919,939	$861,603	$58,336	6.8%	$29,218	3.4%

Net sales in the United States increased by $24.7 million, or 5.5%, to $472.0 million for the six months ended June 30, 2018 compared to $447.3 million for the six months ended June 30, 2017. This increase in net sales in the United States was primarily driven by an increase of $23.2 million in net sales of Titleist golf clubs.

Our sales in regions outside of the United States increased by $33.6 million, or 8.1%, to $447.9 million for the six months ended June 30, 2018 compared to $414.3 million for the six months ended June 30, 2017. On a constant currency basis, net sales in such regions would have increased by $4.5 million, or 1.1%, to $418.8 million, driven by an increase of $9.3 million in net sales of Titleist golf clubs, partially offset by a decrease of $3.6 million in net sales of Titleist golf gear and a decrease of $3.1 million in net sales of Foot Joy golf wear. The remaining change in net sales was primarily due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Gross Profit

Gross profit increased by $29.1 million to $478.5 million for the six months ended June 30, 2018 compared to $449.4 million for the six months ended June 30, 2017. Gross margin decreased to 52.0% for the six months ended June 30, 2018 compared to 52.2% for the six months ended June 30, 2017. The increase in gross profit was largely driven by a $19.4 million increase in gross profit in Titleist golf clubs primarily due to a sales volume increase in newly introduced irons and wedges and due to a $5.4 million increase in FootJoy golf wear driven by higher average selling prices across all FootJoy golf wear categories.

Selling, General and Administrative Expenses

SG&A expenses increased by $23.7 million to $323.1 million for the six months ended June 30, 2018 compared to $299.4 million for the six months ended June 30, 2017. This increase was primarily due to an increase of $8.5 million in selling expenses across all segments, an increase of $8.5 million in advertising and promotion expenses primarily related to the new product launches in Titleist golf clubs, a decrease of $1.5 million in foreign currency transaction gains and an increase of $1.3 million in share based compensation. Overall SG&A included a $6.8 million unfavorable impact of changes in foreign currency exchange rates across all expense categories and segments.

Research and Development

R&D expenses increased by $1.0 million to $25.3 million for the six months ended June 30, 2018 compared to $24.3 million for the six months ended June 30, 2017. As a percentage of consolidated net sales, R&D expenses were 2.8%, unchanged from the six months ended June 30, 2017.

Intangible Amortization

Intangible amortization expenses were $3.3 million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively.

Interest Expense, net

Interest expense, net increased by $1.9 million to $9.7 million for the six months ended June 30, 2018 compared to $7.8 million for the six months ended June 30, 2017. This increase was primarily due to higher average interest rates on outstanding borrowings during the six months ended June 30, 2018.

Other (Income) Expense, net

Other (income) expense, net decreased by $0.1 million to other expense of $0.1 million for the six months ended June 30, 2018 compared to other expense of $0.2 million for the six months ended June 30, 2017.

Income Tax Expense

Income tax expense decreased by $7.1 million to $33.6 million for the six months ended June 30, 2018 compared to $40.7 million for the six months ended June 30, 2017. Our ETR was 28.7% for the six months ended June 30, 2018 compared to 35.6% for the six months ended June 30, 2017. The decrease in ETR was primarily driven by the net impact of changes resulting from the Tax Act, including incremental guidance issued in 2018, and changes to our geographic mix of earnings. We continue to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $10.3 million to $81.4 million for the six months ended June 30, 2018 compared to net income of $71.1 million for the six months ended June 30, 2017, primarily as a result of lower income tax expense and higher income from operations, as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA increased by $6.1 million to $156.4 million for the six months ended June 30, 2018 compared to $150.3 million for the six months ended June 30, 2017. Adjusted EBITDA margin decreased to 17.0% for the six months ended June 30, 2018 compared to 17.4% for the six months ended June 30, 2017.

Segment Results

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment increased by $7.9 million, or 2.8%, to $297.1 million for the six months ended June 30, 2018 compared to $289.2 million for the six months ended June 30, 2017. On a constant currency basis, net sales in our Titleist golf balls segment would have increased by $0.8 million, or 0.3%, to $290.0 million. This increase was primarily driven by a sales volume increase attributed to our new AVX premium performance golf balls and our performance golf balls launched in the second quarter and first quarter, respectively, largely offset by a sales volume decline in Pro V1 and Pro V1x golf balls which were in their second model year.

Titleist golf balls segment operating income decreased by $1.5 million, or 2.9%, to $50.8 million for the six months ended June 30, 2018 compared to $52.3 million for the six months ended June 30, 2017. Gross profit increased by $1.1 million driven by increased sales discussed above largely offset by an unfavorable mix shift due to lower sales volume of Pro V1 and Pro V1x which were in their second model year.  Higher operating expenses offset the increase in gross profit primarily due to a $1.4 million increase in selling expenses and a $0.9 million increase in research and development expenses.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment increased by $39.4 million, or 20.2%, to $234.7 million for the six months ended June 30, 2018 compared to $195.3 million for the six months ended June 30, 2017. On a constant currency basis, net sales in our Titleist golf clubs segment would have increased by $32.5 million, or 16.6%, to $227.8 million. This increase was primarily driven by higher sales volumes of our iron series introduced in the third quarter of 2017 and our wedges launched in the first quarter of 2018, partially offset by lower sales volumes of drivers and fairways which were in their second model year.

Titleist golf clubs segment operating income increased by $10.7 million, or 66.0%, to a $26.9 million for the six months ended June 30, 2018 compared to a $16.2 million for the six months ended June 30, 2017. The increase in operating income was primarily driven by higher gross profit of $19.4 million partially offset by higher operating expenses. The increase in gross profit was driven by the sales volume increases discussed above. Higher operating expenses were primarily due to an increase of $5.2 million in advertising and promotion expenses related to the new product launches and $2.5 million in selling costs.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $0.5 million, or 0.5%, to $90.2 million for the six months ended June 30, 2018 compared to $89.7 million for the six months ended June 30, 2017. On a constant currency basis, net sales in our Titleist golf gear segment would have decreased by $2.5 million, or 2.8%, to $87.2 million. This decrease was primarily due to a sales volume decline in our golf bag and travel gear categories, partially offset by higher average selling prices across all categories of the gear business.

Titleist golf gear segment operating income decreased by $1.6 million, or 8.9%, to $16.0 million for the six months ended June 30, 2018 compared to $17.6 million for the six months ended June 30, 2017. The decrease in operating income was largely driven by an increase of $2.6 million in operating expenses primarily as a result of increased selling expenses and allocated administration expenses.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment increased by $5.5 million, or 2.1%, to $260.2 million for the six months ended June 30, 2018 compared to $254.7 million for the six months ended June 30, 2017. On a constant currency basis, net sales in our FootJoy golf wear segment would have decreased by $4.4 million, or 1.7%, to $250.3 million. This decrease primarily resulted from a sales volume decline in footwear, partially offset by higher average selling prices across all FootJoy categories and a sales volume increase in apparel.

FootJoy golf wear segment operating income decreased by $1.2 million to $25.6 million for the six months ended June 30, 2018 compared to $26.8 million for the six months ended June 30, 2017. The decrease in operating income was a result of higher operating expenses, partially offset by higher gross profit. Both gross profit and gross margin were higher due to higher average selling prices across all FootJoy categories. Higher operating expenses were primarily due to an increase of $3.8 million in advertising and promotion expenses and allocated administration expenses.

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

As of June 30, 2018, we had $45.5 million of unrestricted cash (including $10.0 million attributable to our FootJoy golf shoe joint venture). As of June 30, 2018, 94.7% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We do not expect any such repatriation to result in additional tax expense as applicable withholding taxes have been provided for undistributed foreign earnings that we do not consider permanently reinvested. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.

As of June 30, 2018 we had $230.6 million of availability under our revolving credit facility after giving effect to $7.2 million of outstanding letters of credit and we had $64.0 million available under our local credit facilities. See “Notes to Consolidated Financial Statements — Note 9 — Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of our credit facilities.

On June 7, 2018, we amended our credit agreement, resulting in the restricted covenant governing the payment of dividends, the making of certain other payments and the redemption or repurchase of capital stock being amended to permit an additional $150.0 million of such payments, redemptions and/or repurchases, subject to certain conditions.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2018, we were in compliance with all covenants under the credit agreement. See "Notes to Unaudited Condensed Consolidated Financial Statements — Note 6 — Debt and Financing Arrangements" for a description of our covenants.

We made $13.7 million of capital expenditures in the six months ended June 30, 2018 and plan to make capital expenditures of approximately $20.3 million during the remainder of 2018, although the actual amount of capital expenditures may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. We expect the majority of these capital expenditures in the remainder of 2018 will be primarily maintenance related, but we also plan to make additional investments in innovation and technology to drive continued market leadership and future growth.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$64,557	$(89,865)
Investing activities	(16,134)	(8,823)
Financing activities	(47,509)	98,569
Effect of foreign exchange rate changes on cash	(958)	1,876
Net increase (decrease) in cash	$(44)	$1,757

Cash Flows From Operating Activities

Net cash provided by operating activities was $64.6 million for the six months ended June 30, 2018, compared to net cash used in operating activities of $89.9 million for the six months ended June 30, 2017, an increase in cash provided by operating activities of $154.5 million. The increase was primarily due to the payment of the outstanding balance of the equity appreciation rights plan of $151.5 million during the six months ended June 30, 2017. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Cash Flows From Investing Activities

Net cash used in investing activities was $16.1 million for the six months ended June 30, 2018 compared to $8.8 million for the six months ended June 30, 2017, primarily related to capital expenditures.

Cash Flows From Financing Activities

Net cash used in financing activities was $47.5 million for the six months ended June 30, 2018, compared to net cash provided by financing activities of $98.6 million for the six months ended June 30, 2017, an increase in cash used in financing activities of $146.1 million. The increase was primarily due to a reduction in borrowings for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 and an increase in dividends paid during the six months ended June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in “Notes to Unaudited Condensed Consolidated Financial Statements-Note 6-Debt and Financing Arrangements” to our unaudited condensed consolidated financial statements in this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt.
In May 2018, we entered into an interest rate swap contract to reduce the impact of variability in interest rates. Under the contract, we pay fixed and receive variable rate interest, in effect converting a portion of our variable rate debt to fixed rate debt. As of June 30, 2018, the notional value of our outstanding interest rate swap contract was $100.0 million. We currently do not engage in any other interest rate hedging activity but may enter into other interest rate hedging strategies in the future. See "Notes to Unaudited Condensed Consolidated Financial Statement-Note-7-Derivative Financial Instruments" for further discussion of our interest rate swap contract.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in variable interest rates on our annual pre-tax interest expense. As of June 30, 2018, we had $346.9 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance cost) after giving effect to $100.0 million of hedged variable rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of June 30, 2018 would have resulted in an increase of $3.5 million in our annual pre-tax interest expense.

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

We use financial instruments to reduce the impact of changes in foreign currency exchange rates. The principal financial instruments we enter into on a routine basis are foreign exchange forward contracts. The primary foreign exchange forward contracts pertain to the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. Foreign exchange forward contracts are primarily used to hedge purchases denominated in select foreign currencies. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. We do not enter into foreign exchange forward contracts for trading or speculative purposes. See "Notes to Unaudited Condensed Consolidated Financial Statement-Note-7-Derivative Financial Instruments" for further discussion of our foreign currency derivative instruments.

The gross U.S. dollar equivalent notional amount of all foreign currency forward contracts outstanding as of June 30, 2018 was $275.7 million, representing a net settlement asset of $3.9 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of June 30, 2018, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $3.9 million would decrease by $22.1 million resulting in a net settlement liability of $18.2 million.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2018, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of its issued and outstanding common stock from time to time. The share repurchase program is intended to, among other things, offset share dilution resulting from equity issuances in connection with the Company's management and director compensation programs. Share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Company’s credit agreement and the Company’s general working capital needs. During the three months ended June 30, 2018, there were no share repurchases made under this program.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information

  None.

ITEM 6.      Exhibits

Exhibit No.	Description

10.1
Second Amendment to Credit Agreement, dated as of June 7, 2018, among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc., Acushnet Europe Limited, certain other subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders and other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2018 (No. 001-37935))

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

ACUSHNET HOLDINGS CORP.

Dated: August 2, 2018	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2018	By:	/s/ William Burke
William Burke
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

