Form 10-Q
period 2018-09-30
Acushnet Holdings Corp.
filed 2018-11-01
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The registrant had 74,760,062 shares of common stock outstanding as of October 26, 2018.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

The forward-looking statements contained in this report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include, but are not limited to:

•	a reduction in the number of rounds of golf played or in the number of golf participants;

•	unfavorable weather conditions may impact the number of playable days and rounds played in a given year;

•	macroeconomic factors may affect the number of rounds of golf played and related spending on golf products;

•	demographic factors may affect the number of golf participants and related spending on our products;

•	a significant disruption in the operations of our manufacturing, assembly or distribution facilities;

•	our ability to procure raw materials or components of our products;

•	a disruption in the operations of our suppliers;

•	cost of raw materials and components;

•	currency transaction and translation risk;

•	our ability to successfully manage the frequent introduction of new products;

•	our reliance on technical innovation and high-quality products;

•	changes to the Rules of Golf with respect to equipment;

•	our ability to adequately enforce and protect our intellectual property rights;

•	involvement in lawsuits to protect, defend or enforce our intellectual property rights;

•	our ability to prevent infringement of intellectual property rights by others;

•	recent changes to U.S. patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office;

•	intense competition and our ability to maintain a competitive advantage in each of our markets;

•	limited opportunities for future growth in sales of golf balls, golf shoes and golf gloves;

•	our customers’ financial condition, their levels of business activity and their ability to pay trade obligations;

•	a decrease in corporate spending on our custom logo golf balls;

•	our ability to maintain and further develop our sales channels;

•	consolidation of retailers or concentration of retail market share;

•	our ability to maintain and enhance our brands;

•	seasonal fluctuations of our business;

•	fluctuations of our business based on the timing of new product introductions;

•	risks associated with doing business globally;

•	compliance with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation;

•	our ability to secure professional golfers to endorse or use our products;

•	negative publicity relating to us or the golfers who use our products or the golf industry in general;

•	our ability to accurately forecast demand for our products;

•	a disruption in the service or increase in cost, of our primary delivery and shipping services or a significant disruption at shipping ports;

•	our ability to maintain our information systems to adequately perform their functions;

•	cybersecurity risks;

•	the ability of our eCommerce systems to function effectively;

•	occurrence of natural disasters or pandemic diseases;

•	impairment of goodwill and identifiable intangible assets;

•	our ability to attract and/or retain management and other key employees and hire qualified management, technical and manufacturing personnel;

•	our ability to prohibit sales of our products by unauthorized retailers or distributors;

•	our ability to grow our presence in existing international markets and expand into additional international markets;

•	tax uncertainties, including potential changes in tax laws, unanticipated tax liabilities and limitations on utilization of tax attributes after any change of control;

•	adequate levels of coverage of our insurance policies;

•	product liability, warranty and recall claims;

•	litigation and other regulatory proceedings;

•	compliance with environmental, health and safety laws and regulations;

•	our ability to secure additional capital on terms acceptable to us and potential dilution of holders of our common stock;

•	our estimates or judgments relating to our critical accounting policies;

•	terrorist activities and international political instability;

•	our substantial leverage, ability to service our indebtedness, ability to incur more indebtedness and restrictions in the agreements governing our indebtedness;

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

3

PART I.       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2018	2017
Assets
Current assets
Cash and restricted cash ($8,801 and $13,086 attributable to the variable interest entity ("VIE"))	$57,992	$47,722
Accounts receivable, net	241,488	190,851
Inventories ($9,588 and $13,692 attributable to the VIE)	324,968	363,962
Other assets	85,366	84,541
Total current assets	709,814	687,076
Property, plant and equipment, net ($10,603 and $10,240 attributable to the VIE)	223,852	228,922
Goodwill ($32,312 and $32,312 attributable to the VIE)	184,784	185,941
Intangible assets, net	475,799	481,234
Deferred income taxes	84,879	110,318
Other assets ($2,652 and $2,738 attributable to the VIE)	35,709	33,833
Total assets	$1,714,837	$1,727,324
Liabilities and Shareholders' Equity
Current liabilities
Short-term debt	$14,567	$20,364
Current portion of long-term debt	35,625	26,719
Accounts payable ($6,028 and $10,587 attributable to the VIE)	91,063	92,759
Accrued taxes	24,801	34,310
Accrued compensation and benefits	85,403	80,189
Accrued expenses and other liabilities ($2,864 and $2,719 attributable to the VIE)	75,224	52,442
Total current liabilities	326,683	306,783
Long-term debt and capital lease obligations	355,633	416,970
Deferred income taxes	10,110	9,318
Accrued pension and other postretirement benefits ($1,375 and $1,908 attributable to the VIE)	93,057	130,160
Other noncurrent liabilities ($5,350 and $4,689 attributable to the VIE)	15,764	16,701
Total liabilities	801,247	879,932
Commitments and contingencies (Note 16)
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 74,760,062 and 74,479,319 shares issued and outstanding	75	74
Additional paid-in capital	906,107	894,727
Accumulated other comprehensive loss, net of tax	(86,075)	(81,691)
Retained earnings	64,915	1,618
Total equity attributable to Acushnet Holdings Corp.	885,022	814,728
Noncontrolling interests	28,568	32,664
Total shareholders' equity	913,590	847,392
Total liabilities and shareholders' equity	$1,714,837	$1,727,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2018	2017	2018	2017
Net sales	$370,427	$347,263	$1,290,366	$1,208,866
Cost of goods sold	181,489	174,159	622,944	586,381
Gross profit	188,938	173,104	667,422	622,485
Operating expenses:
Selling, general and administrative	148,653	141,514	471,706	440,959
Research and development	12,787	10,784	38,095	35,108
Intangible amortization	1,625	1,626	4,885	4,872
Income from operations	25,873	19,180	152,736	141,546
Interest expense, net	4,284	4,040	13,939	11,863
Other (income) expense, net	4,142	1,018	4,252	1,201
Income before income taxes	17,447	14,122	134,545	128,482
Income tax expense	10,098	3,488	43,737	44,180
Net income	7,349	10,634	90,808	84,302
Less: Net income attributable to noncontrolling interests	(286)	(1,316)	(2,354)	(3,854)
Net income attributable to Acushnet Holdings Corp.	$7,063	$9,318	$88,454	$80,448

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.09	$0.13	$1.18	$1.08
Diluted	0.09	0.12	1.18	1.08
Cash dividends declared per common share:	$0.13	$0.12	$0.39	$0.36
Weighted average number of common shares:
Basic	74,823,954	74,451,977	74,746,190	74,375,756
Diluted	75,867,562	74,702,704	75,230,651	74,507,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$7,349	$10,634	$90,808	$84,302
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,900)	11,173	(9,431)	23,971
Cash flow derivative instruments
Unrealized holding gains (losses) arising during period	3,421	(4,407)	5,280	(15,727)
Reclassification adjustments included in net income	1,621	1,133	3,551	(1,962)
Tax benefit (expense)	(1,345)	497	(2,063)	4,395
Cash flow derivative instruments, net	3,697	(2,777)	6,768	(13,294)
Available-for-sale securities
Unrealized holding gains arising during period	—	171	—	195
Tax benefit	—	27	—	18
Available-for-sale securities, net	—	198	—	213
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	4,520	239	5,516	397
Tax expense	(957)	(212)	(1,105)	(170)
Pension and other postretirement benefits adjustments, net	3,563	27	4,411	227

Total other comprehensive income	4,360	8,621	1,748	11,117

Comprehensive income	11,709	19,255	92,556	95,419
Less: Comprehensive income attributable to noncontrolling interests	(286)	(1,316)	(2,354)	(3,854)
Comprehensive income attributable to Acushnet Holdings Corp.	$11,423	$17,939	$90,202	$91,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net income	$90,808	$84,302
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	30,057	30,667
Unrealized foreign exchange loss (gain)	3,057	(2,885)
Amortization of debt issuance costs	1,040	990
Share-based compensation	13,780	11,576
Loss on disposals of property, plant and equipment	153	466
Deferred income taxes	23,202	28,415
Changes in operating assets and liabilities
Accounts receivable	(55,798)	(21,432)
Inventories	35,602	12,849
Accounts payable	(90)	2,236
Accrued taxes	(8,987)	(22,168)
Other assets and liabilities	(2,759)	(142,900)
Cash flows provided by (used in) operating activities	130,065	(17,884)
Cash flows from investing activities
Additions to property, plant and equipment	(20,662)	(12,781)
Other investing activity	(2,350)	—
Cash flows used in investing activities	(23,012)	(12,781)
Cash flows from financing activities
Repayments of short-term borrowings, net	(4,103)	(31,719)
Proceeds from delayed draw term loan A facility	—	100,000
Repayments of delayed draw term loan A facility	(38,750)	(3,750)
Repayment of term loan facilities	(14,063)	(14,064)
Debt issuance costs	(381)	—
Dividends paid on common stock	(29,338)	(26,802)
Dividends paid to noncontrolling interests	(6,450)	(2,400)
Payment of employee restricted stock tax withholdings	(2,634)	(903)
Cash flows (used in) provided by financing activities	(95,719)	20,362
Effect of foreign exchange rate changes on cash	(1,064)	4,354
Net increase (decrease) in cash	10,270	(5,949)
Cash and restricted cash, beginning of year	47,722	79,140
Cash and restricted cash, end of period	$57,992	$73,191
Supplemental information
Non-cash additions to property, plant and equipment	$1,648	$200
Dividends declared to noncontrolling interests but not paid	—	2,400
Dividend equivalents rights ("DERs") declared not paid	635	645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interest	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances at December 31, 2017	74,479	$74	$894,727	$(81,691)	$1,618	$814,728	$32,664	$847,392
Adoption of new accounting standards (Notes 1, 2 & 10)	—	—	—	(6,132)	4,631	(1,501)	—	(1,501)
Net income	—	—	—	—	88,454	88,454	2,354	90,808
Other comprehensive income	—	—	—	1,748	—	1,748	—	1,748
Share-based compensation	—	—	14,011	—	—	14,011	—	14,011
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 12)	281	1	(2,631)	—	—	(2,630)	—	(2,630)
Dividends and dividend equivalents declared	—	—	—	—	(29,788)	(29,788)	—	(29,788)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(6,450)	(6,450)
Balances at September 30, 2018	74,760	$75	$906,107	$(86,075)	$64,915	$885,022	$28,568	$913,590

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the full year ending December 31, 2018, nor were those of the comparable 2017 period representative of those actually experienced for the full year ended December 31, 2017. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2017 included in its Annual Report on Form 10-K filed with the SEC on March 7, 2018.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE, which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the noncontrolling entities have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of September 30, 2018 and December 31, 2017. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Cash and Restricted Cash
Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of September 30, 2018 and December 31, 2017, the amount of restricted cash included in cash and restricted cash on the balance sheet was $2.1 million and $2.3 million, respectively.

Accounts Receivable
As of September 30, 2018 and December 31, 2017, the allowance for doubtful accounts was $9.4 million and $10.0 million, respectively.
Foreign Currency Translation and Transactions
Foreign currency transaction gains (losses) included in selling, general and administrative expense were losses of $0.1 million and gains of $1.1 million for the three months ended September 30, 2018 and 2017, respectively. Foreign currency transaction gains (losses) included in selling, general and administrative expense were losses of $1.2 million and gains of $4.4 million for the nine months ended September 30, 2018 and 2017, respectively.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606") and all the related amendments (the “new revenue standard”) using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to opening retained earnings (Note 2). The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Income Statement—Reporting Comprehensive Income
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2018‑02, “Income Statement—Reporting Comprehensive Income (Topic 220) —Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” As a result of the adoption of the amendments in this update, the Company recorded a reclassification from accumulated other comprehensive loss, net of tax to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (Note 10). The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Financial Instruments—Recognition and Measurement
On January 1, 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income, among other items. As a result of the adoption of the amendments in this update, the Company recorded a reclassification of unrealized gains of $2.1 million from accumulated other comprehensive loss, net of tax to retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Compensation—Retirement Benefits
On January 1, 2018, the Company adopted ASU 2017‑07, “Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost” ("ASU 2017-07"). ASU 2017‑07 requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. As a result of the adoption of the amendments in this update, the Company recorded a reclassification of the non-service cost component of net periodic benefit cost of $0.9 million and $1.6 million from cost of goods sold and operating expenses to other (income) expense, net on the consolidated statement of operations for the three and nine months ended September 30, 2017. The adoption of this standard also resulted in the restatement of the Company's segment operating income (loss) for the three and nine months ended September 30, 2017.

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
Recently Issued Accounting Standards
Intangibles —Goodwill and Other —Internal-Use Software
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, "Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years ending after December 15, 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
Defined Benefit Plans—Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, "Compensation —Retirement Benefits —Defined Benefit Plans —General (Subtopic 715-20) —Disclosure Framework —Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"). The amendments in this update remove defined benefit plan disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this standard should be applied to all periods presented. The adoption of this standard will not have a material impact on the consolidated financial statements.
Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820) —Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). The amendments in this update improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years ending after December 15, 2019. Early adoption is permitted. The adoption of this standard should be applied to all periods presented. The adoption of this standard will not have a material impact on the consolidated financial statements.
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
Leases
In February 2016, the FASB issued ASU 2016‑02, “Leases,” which will require lessees to recognize right-of-use assets and lease liabilities for leases which were formerly classified as operating leases. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Subsequent to ASU 2016-02, the FASB issued related ASUs, including ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which provides an optional approach to initially apply the new lease guidance upon the adoption date, without adjusting the comparative periods presented. The Company plans to elect the optional transition approach and will adopt the standard beginning January 1, 2019. While the Company is still in the process of completing its analysis on the impact this ASU will have on its consolidated balance sheet and related disclosures, it expects the adoption of this standard to have a material impact on the consolidated balance sheet and result in the recognition of a right-of-use asset and corresponding liability.
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
The Company recorded a net reduction to opening retained earnings of $1.6 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to a promotional holiday program. The impact of applying ASC 606 was an increase in net sales of $0.2 million and $4.4 million and an increase in cost of sales of $0.2 million and $1.8 million for the three and nine months ended September 30, 2018, respectively. Additionally, the Company reclassified the refund liability for expected returns from accounts receivable, net to accrued expenses and other liabilities and reclassified the value of inventory expected to be recovered related to sales returns from inventories to other assets as of September 30, 2018. The refund liability for expected returns was $13.8 million and $13.5 million as of September 30, 2018 and December 31, 2017, respectively. The value of inventory expected to be recovered related to sales returns was $7.3 million and $4.3 million as of September 30, 2018 and December 31, 2017, respectively. The adoption of ASC 606 did not have any other material impacts to the financial statements.
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
3. Inventories
The components of inventories were as follows:

(in thousands)	September 30,	December 31,
	2018	2017
Raw materials and supplies	$69,702	$72,342
Work-in-process	19,060	23,956
Finished goods	236,206	267,664
Inventories	$324,968	$363,962

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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$3,938	$3,779	$3,823	$3,526
Provision	520	1,525	3,276	3,845
Claims paid/costs incurred	(838)	(1,499)	(3,417)	(3,626)
Foreign currency translation	5	73	(57)	133
Balance at end of period	$3,625	$3,878	$3,625	$3,878

5. Related Party Transactions
Other current assets include receivables from related parties of $1.0 million and $0.5 million as of September 30, 2018 and December 31, 2017, respectively.
6. Debt and Financing Arrangements
Senior Secured Credit Facility
There were outstanding borrowings under the revolving credit facility of $13.1 million and $10.1 million as of September 30, 2018 and December 31, 2017, respectively. The weighted average interest rate applicable to the outstanding borrowings was 4.32% and 4.44% as of September 30, 2018 and December 31, 2017, respectively.
On June 7, 2018, Acushnet Company, Acushnet Canada Inc. and Acushnet Europe Limited, as borrowers, and the Company and certain other subsidiaries of the Company, as guarantors, entered into an amendment with Wells Fargo Bank, National Association and certain other lenders to the Company’s senior secured credit facilities agreement. Pursuant to the amendment, the restrictive covenant governing the payment of dividends, the making of certain other payments and the redemption or repurchase of capital stock was amended to permit an additional $150.0 million of such payments, redemptions and/or repurchases, subject to certain conditions. In connection with amending the facilities, the Company incurred approximately $0.4 million in fees and expenses, which were recorded as debt issuance costs and will be recognized as interest expense over the term of the facilities.
The credit agreement contains a number of covenants that, among other things, restrict the ability of the U.S. Borrower and its restricted subsidiaries to (subject to certain exceptions), incur, assume, or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments, or redeem or repurchase capital stock or make prepayments, repurchases or redemptions of certain indebtedness; engage in mergers, liquidations, dissolutions, asset sales, and other dispositions (including sale leaseback transactions); amend or otherwise alter terms of certain indebtedness or certain other agreements; enter into agreements limiting subsidiary distributions or containing negative pledge clauses; engage in certain transactions with affiliates; alter the nature of the business that we conduct or change our fiscal year or accounting practices. Certain exceptions to these covenants are determined based on ratios that are calculated in part using the calculation of Adjusted EBITDA. The credit agreement also restricts the ability of Acushnet Holdings Corp. to engage in certain mergers or consolidations or engage in any activities other than permitted activities. The Company’s credit agreement contains certain customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company’s leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2018, the Company was in compliance with all covenants under the credit agreement.

As of September 30, 2018, the Company had available borrowings under its revolving credit facility of $255.1 million after giving effect to $6.8 million of outstanding letters of credit.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were outstanding borrowings under the Company's local credit facilities of $1.5 million and $10.3 million as of September 30, 2018 and December 31, 2017, respectively. The weighted average interest rate applicable to the outstanding borrowings was 4.40% and 0.73% as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the Company had available borrowings remaining under these local credit facilities of $61.9 million.
Letters of Credit
As of September 30, 2018 and December 31, 2017, there were outstanding letters of credit related to agreements, including the Company's Senior Secured Credit Facility, totaling $11.0 million and $14.3 million, respectively, of which $7.9 million and $11.2 million was secured. These agreements provided a maximum commitment for letters of credit of $29.2 million as of both September 30, 2018 and December 31, 2017.
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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are primarily used to hedge purchases denominated in select foreign currencies, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the Euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of September 30, 2018 and December 31, 2017 was $277.9 million and $278.9 million, respectively.
Interest Rate Derivative Instruments
In May 2018, the Company entered into an interest rate swap contract to reduce the impact of variability in interest rates. Under the contract, the Company pays fixed and receives variable rate interest, in effect converting a portion of its variable rate debt to fixed rate debt. As of September 30, 2018, the notional value of the Company's outstanding interest rate swap contract was $100.0 million. As of December 31, 2017, there were no outstanding interest rate swap contracts. The interest rate swap contract is accounted for as a cash flow hedge.
Impact on Financial Statements
The fair values of hedge instruments on the consolidated balance sheets were as follows:

(in thousands)		September 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2018	2017
Other current assets	Foreign exchange forward	$4,631	$4,675
Other noncurrent assets	Foreign exchange forward	1,237	562
	Interest rate swap	348	—
Other current liabilities	Foreign exchange forward	796	6,360
	Interest rate swap	109	—
Other noncurrent liabilities	Foreign exchange forward	86	276

The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Type of hedge
Foreign exchange forward	$3,175	$(4,407)	$5,303	$(15,727)
Interest rate swap	246	—	(23)	—
	$3,421	$(4,407)	$5,280	$(15,727)
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from other comprehensive income (loss) at the time the forecasted transaction impacts the income statement. Based on the current valuation, the Company expects to reclassify a net gain of $4.6 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net loss of $0.1 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax into interest expense, net during the next 12 months.
The hedge instrument gain (loss) recognized on the consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Location of gain (loss) in statement of operations
Cost of goods sold	$(1,461)	$(1,133)	$(3,289)	$1,962
Selling, general and administrative expense	277	(1,064)	1,293	(2,680)
Interest expense, net	(160)	—	(262)	—
	$(1,344)	$(2,197)	$(2,258)	$(718)
Undesignated Foreign Exchange Derivative Instruments
From time to time, the Company enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities which do not qualify as hedging instruments under U.S. GAAP. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense, together with the re-measurement gain or loss from the hedged asset or liability. The gross U.S. dollar equivalent notional amount of all outstanding foreign exchange forward contracts not designated under hedge accounting was $1.9 million as of September 30, 2018. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2017.
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

Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of
	September 30, 2018 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$8,975	$—	$—	Other current assets
Foreign exchange derivative instruments	—	4,679	—	Other current assets
Deferred compensation program assets	1,384	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	1,237	—	Other noncurrent assets
Interest rate derivative instruments	—	348	—	Other noncurrent assets
Total assets	$10,359	$6,264	$—
Liabilities
Foreign exchange derivative instruments	$—	$796	$—	Other current liabilities
Interest rate derivative instruments	—	109	—	Other current liabilities
Deferred compensation program liabilities	1,384	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	86	—	Other noncurrent liabilities
Total liabilities	$1,384	$991	$—

	Fair Value Measurements as of
	December 31, 2017 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$10,637	$—	$—	Other current assets
Foreign exchange derivative instruments	—	4,675	—	Other current assets
Deferred compensation program assets	1,866	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	562	—	Other noncurrent assets
Total assets	$12,503	$5,237	$—
Liabilities
Foreign exchange derivative instruments	$—	$6,360	$—	Other current liabilities
Deferred compensation program liabilities	1,866	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	276	—	Other noncurrent liabilities
Total liabilities	$1,866	$6,636	$—

During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3 assets and liabilities.
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

9. Pension and Other Postretirement Benefits
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
(in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$2,217	$2,300	$164	$239
Interest cost	2,950	2,934	123	178
Expected return on plan assets	(3,006)	(3,059)	—	—
Settlement expense	4,611	754	—	—
Curtailment income	(40)	—	—	—
Amortization of net (gain) loss	329	249	(385)	(150)
Amortization of prior service cost (credit)	44	44	(35)	(35)
Net periodic benefit cost (income)	$7,105	$3,222	$(133)	$232

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$6,919	$6,821	$493	$717
Interest cost	8,897	8,886	368	535
Expected return on plan assets	(9,483)	(9,006)	—	—
Settlement expense	5,083	1,070	—	—
Curtailment income	(40)	—	—	—
Amortization of net (gain) loss	1,581	546	(1,155)	(451)
Amortization of prior service cost (credit)	131	131	(103)	(103)
Net periodic benefit cost (income)	$13,088	$8,448	$(397)	$698

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
In accordance with relevant SEC guidance (“SAB 118”), the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for items that were previously reported as provisional, or where a provisional estimate could not be made. The income tax expense for the three and nine months ended September 30, 2018 reflected an unfavorable discrete, non-cash, tax adjustment of $5.1 million and an unfavorable discrete, non-cash, tax adjustment of $3.6 million, respectively, to the provisional amounts originally recorded for the one-time transition tax in 2017. The Company continues to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded in 2017.

Income tax expense increased by $6.6 million to $10.1 million for the three months ended September 30, 2018 compared to $3.5 million for the three months ended September 30, 2017. The Company’s effective tax rate (“ETR”) was 57.9% for the three months ended September 30, 2018 compared to 24.7% for the three months ended September 30, 2017.  The increase in ETR was primarily driven by the net impact of changes resulting from the Tax Act, including incremental guidance issued in 2018, as noted above, and changes to the Company's geographic mix of earnings.
Income tax expense decreased by $0.5 million to $43.7 million for the nine months ended September 30, 2018 compared to $44.2 million for the nine months ended September 30, 2017. The Company’s ETR was 32.5% for the nine months ended September 30, 2018 compared to 34.4% for the nine months ended September 30, 2017.  The decrease in ETR was primarily driven by the net impact of changes resulting from the Tax Act, including incremental guidance issued in 2018, as noted above, and changes to the Company's geographic mix of earnings.
The Company early adopted ASU 2018-02 on January 1, 2018, and as a result, recorded a net increase to beginning retained earnings and a decrease to accumulated other comprehensive loss, net of tax of $4.1 million. This entry reclassified the stranded tax effects resulting from the Tax Act on the Company’s U.S. pension plans, available-for-sale securities and certain foreign currency losses. The Company's accounting policy on accounting for income tax effects in accumulated other comprehensive income (loss) with respect to available-for-sale securities, pension, postretirement benefit plan obligations and currency translation matters is to apply the impact in the aggregate.
11. Common Stock
The Company declared dividends per common share, including dividend equivalent rights (Note 12), during the periods presented as follows:

(in thousands, except per share amounts)	Dividends per Common Share	Amount
2018:
Third Quarter	$0.13	$9,954
Second Quarter	0.13	9,917
First Quarter	0.13	9,917
Total dividends declared in 2018	$0.39	$29,788

2017:
Fourth Quarter	$0.12	$9,098
Third Quarter	0.12	9,146
Second Quarter	0.12	9,149
First Quarter	0.12	9,152
Total dividends declared in 2017	$0.48	$36,545
During the fourth quarter of 2018, the Company's Board of Directors ("Board of Directors") declared a dividend of $0.13 per common share to shareholders on record as of November 30, 2018 and payable on December 14, 2018.
On June 7, 2018, the Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of its issued and outstanding common stock from time to time. The share repurchase program is intended to, among other things, offset share dilution resulting from equity issuances in connection with the Company's management and director compensation programs. Share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Company’s credit agreement and the Company’s general working capital needs. As of September 30, 2018, there were no share repurchases made under this program.

12. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”) the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units (“PSUs”) and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. As of September 30, 2018, the only awards outstanding are RSUs and PSUs. All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares are delivered.
Restricted Stock and Performance Stock Units
A summary of the Company’s RSUs and PSUs as of September 30, 2018 and changes during the nine months then ended is presented below:

		Weighted-
	Number	Average
	of	Fair
	RSUs and PSUs	Value
Outstanding at December 31, 2017	2,060,854	$20.23
Granted	473,724	23.49
Vested (1)	(466,834)	20.52
Forfeited	—	—
Outstanding at September 30, 2018	2,067,744	$20.91
______________________________________________________________________________
(1) Includes 63,490 shares of common stock that were not delivered as of September 30, 2018.
During 2018, RSU vestings, including the impact of DERs issued in common stock, resulted in the issuance of 403,538 shares of common stock, of which 122,795 shares of common stock were withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations. As of September 30, 2018, no PSUs have vested.
The remaining unrecognized compensation expense related to non-vested RSUs and non-vested PSUs granted was $10.8 million and $1.5 million, respectively, as of September 30, 2018 and is expected to be recognized over the related weighted average period of 1.71 years.
The allocation of compensation expense related to equity incentive plans in the consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Cost of goods sold	$217	$100	$424	$327
Selling, general and administrative expense	4,073	3,302	12,365	10,318
Research and development	380	273	991	931
Total compensation expense before income tax	4,670	3,675	13,780	11,576
Income tax benefit	938	1,266	2,820	3,985
Total compensation expense, net of income tax	$3,732	$2,409	$10,960	$7,591

13. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 7) and pension and other postretirement adjustments (Note 9). Prior to the adoption of ASU 2016-01 on January 1, 2018, accumulated other comprehensive loss, net of tax included unrealized gains and losses from available-for-sale securities (Note 1).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses)	Pension and	Accumulated
	Currency	Cash Flow	on Available-	Other	Other
	Translation	Derivative	for-Sale	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Securities	Adjustments	Loss, Net of Tax
Balance at December 31, 2017	$(57,711)	$(2,280)	$1,721	$(23,421)	$(81,691)
Adoption of new accounting standards (Note 1 & 10)	(2,171)	—	(1,721)	(2,240)	(6,132)
Other comprehensive income (loss) before reclassifications	(9,431)	5,280	—	19	(4,132)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	3,551	—	5,497	9,048
Tax expense	—	(2,063)	—	(1,105)	(3,168)
Balance at September 30, 2018	$(69,313)	$4,488	$—	$(21,250)	$(86,075)

14. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2018	2017	2018	2017

Net income attributable to Acushnet Holdings Corp.	$7,063	$9,318	$88,454	$80,448

Weighted average number of common shares:
Basic	74,823,954	74,451,977	74,746,190	74,375,756
Diluted	75,867,562	74,702,704	75,230,651	74,507,356

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.09	$0.13	$1.18	$1.08
Diluted	$0.09	$0.12	$1.18	$1.08
Net income per common share attributable to Acushnet Holdings Corp. for the three and nine months ended September 30, 2018 and 2017 was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three and nine months ended September 30, 2018 and 2017 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. As of September 30, 2018, the minimum performance target was achieved relating to the PSUs and as a result, the PSUs have been included in diluted shares outstanding for the three and nine months ended September 30, 2018.

For the three and nine months ended September 30, 2018 and 2017, the following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
RSUs	—	356,083	—	367,145
15. Segment Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The Company has four reportable segments that are organized on the basis of product categories. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear.
The CODM primarily evaluates performance using segment operating income (loss). Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net, transaction fees and other non‑operating gains and losses as the Company does not allocate these to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.
Results shown for the three and nine months ended September 30, 2018 and 2017 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales
Titleist golf balls	$121,794	$114,950	$418,911	$404,101
Titleist golf clubs	99,018	84,676	333,750	279,955
Titleist golf gear	30,497	30,895	120,664	120,585
FootJoy golf wear	100,165	101,010	360,367	355,750
Other	18,953	15,732	56,674	48,475
Total net sales	$370,427	$347,263	$1,290,366	$1,208,866

Segment operating income (loss)
Titleist golf balls	$20,865	$12,169	$71,693	$64,511
Titleist golf clubs	2,908	(2,553)	29,812	13,653
Titleist golf gear	223	1,462	16,261	19,076
FootJoy golf wear	(1,521)	5,107	24,121	31,883
Other	3,788	3,032	11,201	10,982
Total segment operating income	26,263	19,217	153,088	140,105
Reconciling items:
Interest expense, net	(4,284)	(4,040)	(13,939)	(11,863)
Transaction fees	(470)	—	(470)	(146)
Other	(4,062)	(1,055)	(4,134)	386
Total income before income tax	$17,447	$14,122	$134,545	$128,482

Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
United States	$203,194	$183,495	$675,223	$630,784
EMEA (1)	41,659	40,646	182,375	166,533
Japan	41,683	41,130	139,299	135,607
Korea	50,030	47,502	164,679	153,354
Rest of world	33,861	34,490	128,790	122,588
Total net sales	$370,427	$347,263	$1,290,366	$1,208,866
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
16. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of September 30, 2018.
Purchase obligations by the Company as of September 30, 2018 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2018	2019	2020	2021	2022	Thereafter
Purchase obligations	$122,187	$27,635	$9,618	$4,818	$918	$2,417
Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam Suntory, Inc indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of September 30, 2018 and December 31, 2017, the Company’s estimate of its receivable for these indemnifications was $8.9 million and $8.7 million, respectively, which was recorded in other noncurrent assets on the consolidated balance sheet.
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
17. Subsequent Event
On October 1, 2018, the Company completed the acquisition of an 80% interest in certain assets and liabilities of PG Professional Golf, a leading supplier of pre-owned Titleist and other golf balls, for a purchase price of $14.4 million.

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
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, income tax expense, depreciation and amortization, share-based compensation expense, certain transaction fees, indemnification expense (income) from Beam Suntory, Inc ("Beam"), executive pension settlement, certain other non-cash (gains) losses, net and the net income relating to noncontrolling interests in our FootJoy golf shoe joint venture. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp., as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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
Lastly, we use segment operating income to evaluate and assess the performance of each of our reportable segments and to make budgeting decisions.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net sales	$370,427	$347,263	$1,290,366	$1,208,866
Cost of goods sold	181,489	174,159	622,944	586,381
Gross profit	188,938	173,104	667,422	622,485
Operating expenses:
Selling, general and administrative	148,653	141,514	471,706	440,959
Research and development	12,787	10,784	38,095	35,108
Intangible amortization	1,625	1,626	4,885	4,872
Income from operations	25,873	19,180	152,736	141,546
Interest expense, net	4,284	4,040	13,939	11,863
Other (income) expense, net	4,142	1,018	4,252	1,201
Income before income taxes	17,447	14,122	134,545	128,482
Income tax expense	10,098	3,488	43,737	44,180
Net income	7,349	10,634	90,808	84,302
Less: Net income attributable to noncontrolling interests	(286)	(1,316)	(2,354)	(3,854)
Net income attributable to Acushnet Holdings Corp.	$7,063	$9,318	$88,454	$80,448
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$7,063	$9,318	$88,454	$80,448
Income tax expense	10,098	3,488	43,737	44,180
Interest expense, net	4,284	4,040	13,939	11,863
Depreciation and amortization	9,345	10,214	30,057	30,667
Share-based compensation	4,670	3,674	13,780	11,576
Transaction fees	470	—	470	146
Beam indemnification expense (income)(a)	(68)	145	(181)	342
Executive pension settlement(b)	2,543	—	2,543	—
Other non-cash (gains) losses, net	(350)	(17)	(389)	(613)
Net income attributable to noncontrolling interests	286	1,316	2,354	3,854
Adjusted EBITDA	$38,341	$32,178	$194,764	$182,463
Adjusted EBITDA margin	10.4%	9.3%	15.1%	15.1%

(a)	Reflects the non-cash charges related to the indemnification obligations owed to us by Beam that are included when calculating net income attributable to Acushnet Holdings Corp.

(b)
In the third quarter of 2018, our former Chief Executive Officer ("CEO") received lump-sum pension benefit payments in connection with his retirement, which resulted in a non-cash settlement expense of $2.5 million.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$121,794	$114,950	$6,844	6.0%	$7,172	6.2%
Titleist golf clubs	99,018	84,676	14,342	16.9%	14,739	17.4%
Titleist golf gear	30,497	30,895	(398)	(1.3)%	(306)	(1.0)%
FootJoy golf wear	100,165	101,010	(845)	(0.8)%	(307)	(0.3)%

Segment operating income (loss) by reportable segment is summarized as follows:

	Three months ended
	September 30,		Increase/(Decrease)
	2018	2017	$ change	% change
	(in thousands)
Segment operating income (loss) (1)
Titleist golf balls	$20,865	$12,169	$8,696	71.5%
Titleist golf clubs	2,908	(2,553)	5,461	213.9%
Titleist golf gear	223	1,462	(1,239)	(84.7)%
FootJoy golf wear	(1,521)	5,107	(6,628)	(129.8)%

(1)
Expenses relating to transaction fees and restructuring charges and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income (loss).

Net Sales

Net sales increased by $23.1 million, or 6.7%, to $370.4 million for the three months ended September 30, 2018 compared to $347.3 million for the three months ended September 30, 2017. On a constant currency basis, net sales would have increased by $24.4 million, or 7.0%, to $371.7 million. The increase in net sales on a constant currency basis was driven by an increase of $14.7 million in net sales of Titleist golf clubs primarily due to higher sales volumes of drivers and fairways resulting from our newly introduced TS models, which were launched in the third quarter of 2018 and wedges which were launched in the first quarter of 2018, and an increase of $7.2 million in net sales of Titleist golf balls primarily driven by sales volume associated with our AVX premium performance model launched in the second quarter of 2018.

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(in thousands)
United States	$203,194	$183,495	$19,699	10.7%	$19,699	10.7%
EMEA	41,659	40,646	1,013	2.5%	1,534	3.8%
Japan	41,683	41,130	553	1.3%	749	1.8%
Korea	50,030	47,502	2,528	5.3%	1,998	4.2%
Rest of world	33,861	34,490	(629)	(1.8)%	428	1.2%
Total net sales	$370,427	$347,263	$23,164	6.7%	$24,408	7.0%

Net sales in the United States increased by $19.7 million, or 10.7%, to $203.2 million for the three months ended September 30, 2018 compared to $183.5 million for the three months ended September 30, 2017. This increase in net sales in the United States was driven by an increase of $10.1 million in net sales of Titleist golf clubs, an increase of $4.6 million in net sales of FootJoy golf wear and an increase of $4.2 million in net sales of Titleist golf balls.

Our sales in regions outside of the United States increased by $3.4 million, or 2.1%, to $167.2 million for the three months ended September 30, 2018 compared to $163.8 million for the three months ended September 30, 2017. On a constant currency basis, net sales in such regions would have increased by $4.7 million, or 2.9%, to $168.5 million, primarily driven by an increase of $4.6 million in net sales of Titleist golf clubs, an increase of $3.0 million in net sales of Titleist golf balls, partially offset by a decrease of $4.9 million in net sales of FootJoy golf wear. The remaining change in net sales was primarily due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Gross Profit

Gross profit increased by $15.8 million to $188.9 million for the three months ended September 30, 2018 compared to $173.1 million for the three months ended September 30, 2017. Gross margin increased to 51.0% for the three months ended September 30, 2018 compared to 49.8% for the three months ended September 30, 2017. The increase in gross profit was largely driven by a $9.4 million increase in gross profit in Titleist golf balls primarily driven by a sales volume increase of premium performance AVX golf balls and an increase of $8.7 million in Titleist golf clubs primarily due to a sales volume increase in drivers and fairways, partially offset by a decrease of $3.3 million in FootJoy golf wear primarily due to a sales volume decrease in footwear. The increase in gross margin was primarily driven by higher gross margins in Titleist golf balls due to higher sales volumes and higher average selling prices, partially offset by a decrease in gross margin in FootJoy golf wear primarily as a result of lower sales volume and an unfavorable mix shift in the footwear category.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased by $7.2 million to $148.7 million for the three months ended September 30, 2018 compared to $141.5 million for the three months ended September 30, 2017. This increase was primarily due to an increase of $5.4 million in selling expenses across all segments.

Research and Development

Research and Development (“R&D”) expenses increased by $2.0 million to $12.8 million for the three months ended September 30, 2018 compared to $10.8 million for the three months ended September 30, 2017. This increase was mainly attributable to employee related costs, due in part to increased headcount. As a percentage of consolidated net sales, R&D expenses were 3.5%, up from 3.1% for the three months ended September 30, 2017.

Intangible Amortization

Intangible amortization expenses were $1.6 million for the three months ended September 30, 2018 and 2017.

Interest Expense, net

Interest expense, net increased by $0.3 million to $4.3 million for the three months ended September 30, 2018 compared to $4.0 million for the three months ended September 30, 2017.

Other (Income) Expense, net

Other (income) expense, net increased by $3.1 million to other expense of $4.1 million for the three months ended September 30, 2018 compared to other expense of $1.0 million for the three months ended September 30, 2017. This increase was primarily due to a $2.5 million non-cash settlement expense resulting from a lump sum benefit payment to our former CEO associated with his retirement.

Income Tax Expense

Income tax expense increased by $6.6 million to $10.1 million for the three months ended September 30, 2018 compared to $3.5 million for the three months ended September 30, 2017. Our effective tax rate (“ETR”) was 57.9% for the three months ended September 30, 2018 compared to 24.7% for the three months ended September 30, 2017. The increase in ETR was primarily driven by the net impact of changes resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), including incremental guidance issued in 2018, and changes to our geographic mix of earnings. We continue to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. decreased by $2.2 million to $7.1 million for the three months ended September 30, 2018 compared to $9.3 million for the three months ended September 30, 2017, primarily as a result of an increase in income tax expense, which was partially offset by an increase in income before taxes. The increase in income tax expense was due to an unfavorable discreet, non-cash, tax adjustment of $5.1 million, related to the transition tax originally recorded in 2017, which resulted from clarifications that were issued by the U.S. Treasury during the quarter.

Adjusted EBITDA

Adjusted EBITDA increased by $6.1 million to $38.3 million for the three months ended September 30, 2018 compared to $32.2 million for the three months ended September 30, 2017. Adjusted EBITDA margin increased to 10.4% for the three months ended September 30, 2018 compared to 9.3% for the three months ended September 30, 2017.

Segment Results

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment increased by $6.8 million, or 6.0%, to $121.8 million for the three months ended September 30, 2018 compared to $115.0 million for the three months ended September 30, 2017. On a constant currency basis, net sales in our Titleist golf balls segment would have increased by $7.2 million, or 6.2%, to $122.2 million. This increase was primarily driven by a sales volume increase attributed to our new AVX premium performance golf balls launched in the second quarter of 2018.

Titleist golf balls segment operating income increased by $8.7 million, or 71.5%, to $20.9 million for the three months ended September 30, 2018 compared to $12.2 million for the three months ended September 30, 2017, primarily due to an increase in gross profit of $9.4 million. The increase in gross profit was primarily due to a sales volume increase of premium performance AVX golf balls and favorable manufacturing overhead absorption due to higher golf ball production volume.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment increased by $14.3 million, or 16.9%, to $99.0 million for the three months ended September 30, 2018 compared to $84.7 million for the three months ended September 30, 2017. On a constant currency basis, net sales in our Titleist golf clubs segment would have increased by $14.7 million, or 17.4%, to $99.4 million. This increase was primarily driven by higher sales volumes of drivers and fairways resulting from our newly introduced TS models, which were launched in the third quarter of 2018 and higher sales volume and higher average selling prices of our wedges launched in the first quarter of 2018.

Titleist golf clubs segment operating income increased by $5.5 million, or 213.9%, to $2.9 million for the three months ended September 30, 2018 compared to a loss of $2.6 million for the three months ended September 30, 2017. The increase in operating income was primarily driven by higher gross profit of $8.7 million partially offset by higher operating expenses. The increase in gross profit was primarily due to the sales volume increases discussed above. Gross margin increased primarily as a result of higher average selling prices of irons and wedges. Higher operating expenses were primarily due to an increase in selling expenses related to our new product launches.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment decreased by $0.4 million, or 1.3%, to $30.5 million for the three months ended September 30, 2018 compared to $30.9 million for the three months ended September 30, 2017. On a constant currency basis, net sales in our Titleist golf gear segment would have decreased by $0.3 million, or 1.0%, to $30.6 million. This decrease was primarily due to a sales volume decline in travel gear, largely offset by a sales volume increase in Titleist gloves and higher average selling prices across all categories of the gear business.

Titleist golf gear segment operating income decreased by $1.3 million, or 84.7%, to $0.2 million for the three months ended September 30, 2018 compared to $1.5 million for the three months ended September 30, 2017. The decrease in operating income was largely a result of the lower sales volume discussed above and an increase of $1.2 million in operating expenses primarily due to increased selling expenses.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment decreased by $0.8 million, or 0.8%, to $100.2 million for the three months ended September 30, 2018 compared to $101.0 million for the three months ended September 30, 2017. On a constant currency basis, net sales in our FootJoy golf wear segment would have decreased by $0.3 million, or 0.3%, to $100.7 million. This decrease primarily resulted from a sales volume decline in footwear partially offset by a sales volume increase in apparel.

FootJoy golf wear segment operating income decreased by $6.6 million, or 129.8%, to a loss of $1.5 million for the three months ended September 30, 2018 compared to income of $5.1 million for the three months ended September 30, 2017. The decrease in operating income was primarily as a result of lower gross profit of $3.3 million and higher operating expenses. Both gross profit and gross margin were lower as a result of an unfavorable sales volume decline and mix shift in footwear. Higher operating expenses were primarily driven by an increase of $2.3 million in selling expenses and increased allocated administration expenses.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Net sales by reportable segment is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$418,911	$404,101	$14,810	3.7%	$8,002	2.0%
Titleist golf clubs	333,750	279,955	53,795	19.2%	47,221	16.9%
Titleist golf gear	120,664	120,585	79	0.1%	(2,854)	(2.4)%
FootJoy golf wear	360,367	355,750	4,617	1.3%	(4,675)	(1.3)%

Segment operating income by reportable segment is summarized as follows:

	Nine months ended
	September 30,		Increase/(Decrease)
	2018	2017	$ change	% change
	(in thousands)
Segment operating income(1)
Titleist golf balls	$71,693	$64,511	$7,182	11.1%
Titleist golf clubs	29,812	13,653	16,159	118.4%
Titleist golf gear	16,261	19,076	(2,815)	(14.8)%
FootJoy golf wear	24,121	31,883	(7,762)	(24.3)%

(1)
Expenses relating to transaction fees and restructuring charges and other non-operating gains and losses, to the extent incurred in the applicable period, are not reflected in segment operating income.

Net Sales

Net sales increased by $81.5 million, or 6.7%, to $1,290.4 million for the nine months ended September 30, 2018 compared to $1,208.9 million for the nine months ended September 30, 2017. On a constant currency basis, net sales would have increased by $53.6 million, or 4.4%, to $1,262.5 million. The increase in net sales on a constant currency basis was driven by an increase of $47.2 million in net sales of Titleist golf clubs due to higher sales volumes of irons and wedges launched in the third quarter of 2017 and first quarter of 2018, respectively, and an increase of $8.0 million in net sales of Titleist golf balls primarily driven by sales volume associated with our AVX premium performance model launched in the second quarter of 2018.

Net sales information by region is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(in thousands)
United States	$675,223	$630,784	$44,439	7.0%	$44,439	7.0%
EMEA	182,375	166,533	15,842	9.5%	2,637	1.6%
Japan	139,299	135,607	3,692	2.7%	81	0.1%
Korea	164,679	153,354	11,325	7.4%	3,794	2.5%
Rest of world	128,790	122,588	6,202	5.1%	2,675	2.2%
Total net sales	$1,290,366	$1,208,866	$81,500	6.7%	$53,626	4.4%

Net sales in the United States increased by $44.4 million, or 7.0%, to $675.2 million for the nine months ended September 30, 2018 compared to $630.8 million for the nine months ended September 30, 2017. This increase in net sales in the United States was primarily driven by an increase of $33.3 million in net sales of Titleist golf clubs and an increase of $5.9 million in net sales of Titleist golf balls.

Our sales in regions outside of the United States increased by $37.0 million, or 6.4%, to $615.1 million for the nine months ended September 30, 2018 compared to $578.1 million for the nine months ended September 30, 2017. On a constant currency basis, net sales in such regions would have increased by $9.2 million, or 1.6%, to $587.3 million, driven by an increase of $13.9 million in net sales of Titleist golf clubs, partially offset by a decrease of $8.0 million in net sales of Foot Joy golf wear and a decrease of $4.7 million in net sales of Titleist golf gear. The remaining change in net sales was primarily due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.

Gross Profit

Gross profit increased by $44.9 million to $667.4 million for the nine months ended September 30, 2018 compared to $622.5 million for the nine months ended September 30, 2017. Gross margin increased to 51.7% for the nine months ended September 30, 2018 compared to 51.5% for the nine months ended September 30, 2017. The increase in gross profit was largely driven by a $28.1 million increase in gross profit in Titleist golf clubs primarily due to a sales volume increase in newly introduced irons and wedges and an increase of $10.5 million in Titleist golf balls driven by higher average selling prices.

Selling, General and Administrative Expenses

SG&A expenses increased by $30.7 million to $471.7 million for the nine months ended September 30, 2018 compared to $441.0 million for the nine months ended September 30, 2017. This increase was primarily due to an increase of $13.9 million in selling expenses across all segments, an increase of $7.0 million in advertising and promotion expenses primarily related to the new product launches in Titleist golf clubs, a $2.1 million increase in information technology related costs and an increase of $2.0 million in share-based compensation. Overall SG&A included a $6.4 million unfavorable impact of changes in foreign currency exchange rates across all expense categories and segments.

Research and Development

R&D expenses increased by $3.0 million to $38.1 million for the nine months ended September 30, 2018 compared to $35.1 million for the nine months ended September 30, 2017. This increase was mainly attributable to employee related costs. As a percentage of consolidated net sales, R&D expenses were 3.0%, up from 2.9% for the nine months ended September 30, 2017.

Intangible Amortization

Intangible amortization expenses were $4.9 million for the nine months ended September 30, 2018 and 2017.

Interest Expense, net

Interest expense, net increased by $2.0 million to $13.9 million for the nine months ended September 30, 2018 compared to $11.9 million for the nine months ended September 30, 2017. This increase was primarily due to higher average interest rates on outstanding borrowings during the nine months ended September 30, 2018.

Other (Income) Expense, net

Other (income) expense, net increased by $3.1 million to other expense of $4.3 million for the nine months ended September 30, 2018 compared to other expense of $1.2 million for the nine months ended September 30, 2017. This increase was primarily due to a $2.5 million non-cash settlement expense resulting from a lump sum benefit payment to our former CEO associated with his retirement.

Income Tax Expense

Income tax expense decreased by $0.5 million to $43.7 million for the nine months ended September 30, 2018 compared to $44.2 million for the nine months ended September 30, 2017. Our ETR was 32.5% for the nine months ended September 30, 2018 compared to 34.4% for the nine months ended September 30, 2017. The decrease in ETR was primarily driven by the net impact of changes resulting from the Tax Act, including incremental guidance issued in 2018, and changes to our geographic mix of earnings. We continue to analyze the different aspects of the Tax Act which could potentially affect the provisional estimates that were recorded at December 31, 2017.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $8.1 million to $88.5 million for the nine months ended September 30, 2018 compared to net income of $80.4 million for the nine months ended September 30, 2017, primarily as a result of an increase in income from operations, partially offset by an unfavorable discreet, non-cash, tax adjustment of $3.6 million, related to the transition tax originally recorded in 2017, which resulted from clarifications that were issued by the U.S. Treasury during the nine months ended September 30, 2018.

Adjusted EBITDA

Adjusted EBITDA increased by $12.3 million to $194.8 million for the nine months ended September 30, 2018 compared to $182.5 million for the nine months ended September 30, 2017. Adjusted EBITDA margin was 15.1% for the nine months ended September 30, 2018, unchanged from the nine months ended September 30, 2017.

Segment Results

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment increased by $14.8 million, or 3.7%, to $418.9 million for the nine months ended September 30, 2018 compared to $404.1 million for the nine months ended September 30, 2017. On a constant currency basis, net sales in our Titleist golf balls segment would have increased by $8.0 million, or 2.0%, to $412.1 million. This increase was primarily driven by higher sales volumes attributed to our new AVX premium performance golf balls and our performance golf balls launched in the second quarter and first quarter, respectively, partially offset by a sales volume decline in Pro V1 and Pro V1x golf balls which were in their second model year.

Titleist golf balls segment operating income increased by $7.2 million, or 11.1%, to $71.7 million for the nine months ended September 30, 2018 compared to $64.5 million for the nine months ended September 30, 2017 primarily due to an increase in gross profit of $10.5 million which was partially offset by higher operating expenses. The increase in gross profit was primarily driven by higher sales volume as discussed above.  Operating expenses increased primarily due to a $1.8 million increase in selling expenses and a $1.6 million increase in research and development expenses.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment increased by $53.8 million, or 19.2%, to $333.8 million for the nine months ended September 30, 2018 compared to $280.0 million for the nine months ended September 30, 2017. On a constant currency basis, net sales in our Titleist golf clubs segment would have increased by $47.2 million, or 16.9%, to $327.2 million. This increase was primarily driven by higher sales volumes of our iron series introduced in the third quarter of 2017, our wedges launched in the first quarter of 2018 and our newly introduced TS drivers and TS fairways, which were launched in the third quarter of 2018, partially offset by lower sales volume of our previous generation drivers and fairways.

Titleist golf clubs segment operating income increased by $16.1 million, or 118.4%, to $29.8 million for the nine months ended September 30, 2018 compared to $13.7 million for the nine months ended September 30, 2017. The increase in operating income was primarily driven by higher gross profit of $28.1 million partially offset by higher operating expenses. The increase in gross profit was driven by the sales volume increases discussed above. Higher operating expenses were primarily due to an increase of $5.2 million in advertising and promotion expenses related to the new product launches and $4.0 million in selling costs.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $0.1 million, or 0.1%, to $120.7 million for the nine months ended September 30, 2018 compared to $120.6 million for the nine months ended September 30, 2017. On a constant currency basis, net sales in our Titleist golf gear segment would have decreased by $2.9 million, or 2.4%, to $117.7 million. This decrease was primarily due to a sales volume decline in our travel gear and golf bag categories, partially offset by higher average selling prices across all categories of the gear business.

Titleist golf gear segment operating income decreased by $2.8 million, or 14.8%, to $16.3 million for the nine months ended September 30, 2018 compared to $19.1 million for the nine months ended September 30, 2017. The decrease in operating income was largely the result of an increase of $3.8 million in operating expenses primarily as a result of increased selling expenses and allocated administration expenses.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment increased by $4.6 million, or 1.3%, to $360.4 million for the nine months ended September 30, 2018 compared to $355.8 million for the nine months ended September 30, 2017. On a constant currency basis, net sales in our FootJoy golf wear segment would have decreased by $4.7 million, or 1.3%, to $351.1 million. This decrease primarily resulted from a sales volume decline in footwear, partially offset by higher average selling prices across all FootJoy categories and a sales volume increase in apparel.

FootJoy golf wear segment operating income decreased by $7.8 million, or 24.3%, to $24.1 million for the nine months ended September 30, 2018 compared to $31.9 million for the nine months ended September 30, 2017. The decrease in operating income was a result of higher operating expenses of $9.5 million, partially offset by higher gross profit. The increase in gross profit was primarily driven by higher sales volume as discussed above. Higher operating expenses were primarily due to an increase of $3.3 million in advertising and promotion expenses, an increase of $3.1 million in selling expenses and increased allocated administration expenses.

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

As of September 30, 2018, we had $55.9 million of unrestricted cash (including $7.9 million attributable to our FootJoy golf shoe joint venture). As of September 30, 2018, 97.0% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.

As of September 30, 2018, we had $255.1 million of availability under our revolving credit facility after giving effect to $6.8 million of outstanding letters of credit and we had $61.9 million available under our local credit facilities. See “Notes to Consolidated Financial Statements- Note 9- Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a description of our credit facilities.

On June 7, 2018, we amended our credit agreement, resulting in the restrictive covenant governing the payment of dividends, the making of certain other payments and the redemption or repurchase of capital stock being amended to permit an additional $150.0 million of such payments, redemptions and/or repurchases, subject to certain conditions.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2018, we were in compliance with all covenants under the credit agreement. See "Notes to Unaudited Condensed Consolidated Financial Statements- Note 6- Debt and Financing Arrangements" for a description of our covenants.

We made $20.7 million of capital expenditures in the nine months ended September 30, 2018 and plan to make capital expenditures of approximately $9.3 million during the remainder of 2018, although the actual amount of capital expenditures may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. We expect the majority of these capital expenditures in the remainder of 2018 will be primarily maintenance related, but we also plan to make additional investments in innovation and technology to drive continued market leadership and future growth.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$130,065	$(17,884)
Investing activities	(23,012)	(12,781)
Financing activities	(95,719)	20,362
Effect of foreign exchange rate changes on cash	(1,064)	4,354
Net increase (decrease) in cash	$10,270	$(5,949)

Cash Flows From Operating Activities

Net cash provided by operating activities was $130.1 million for the nine months ended September 30, 2018, compared to net cash used in operating activities of $17.9 million for the nine months ended September 30, 2017, an increase in cash provided by operating activities of $148.0 million. The increase was primarily due to the payment of the outstanding balance of the equity appreciation rights plan of $151.5 million during the nine months ended September 30, 2017. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Cash Flows From Investing Activities

Net cash used in investing activities was $23.0 million for the nine months ended September 30, 2018 compared to $12.8 million for the nine months ended September 30, 2017, primarily related to capital expenditures.

Cash Flows From Financing Activities

Net cash used in financing activities was $95.7 million for the nine months ended September 30, 2018, compared to net cash provided by financing activities of $20.4 million for the nine months ended September 30, 2017, an increase in cash used in financing activities of $116.1 million. This increase was primarily due to reduced net proceeds from borrowings, due in part from accelerated principal payments on our delayed draw term loan A facility, and an increase in cash paid for dividends during the nine months ended September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
In May 2018, we entered into an interest rate swap contract to reduce the impact of variability in interest rates. Under the contract, we pay fixed and receive variable rate interest, in effect converting a portion of our variable rate debt to fixed rate debt. As of September 30, 2018, the notional value of our outstanding interest rate swap contract was $100.0 million. We may enter into other interest rate hedging strategies in the future. See "Notes to Unaudited Condensed Consolidated Financial Statement-Note-7-Derivative Financial Instruments" for further discussion of our interest rate swap contract.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in variable interest rates on our annual pre-tax interest expense. As of September 30, 2018, we had $308.3 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance cost) after giving effect to $100.0 million of hedged variable rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of September 30, 2018 would have resulted in an increase of $3.1 million in our annual pre-tax interest expense.

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

The gross U.S. dollar equivalent notional amount of all foreign currency forward contracts outstanding as of September 30, 2018 was $279.8 million, representing a net settlement asset of $5.0 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of September 30, 2018, while not predictive in nature, indicated

that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $5.0 million would decrease by $21.9 million resulting in a net settlement liability of $16.9 million.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

On June 7, 2018, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of its issued and outstanding common stock from time to time. The share repurchase program is intended to, among other things, offset share dilution resulting from equity issuances in connection with the Company's management and director compensation programs. Share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Company’s credit agreement and the Company’s general working capital needs. During the three months ended September 30, 2018, there were no share repurchases made under this program.

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

ACUSHNET HOLDINGS CORP.

Dated: November 1, 2018	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2018	By:	/s/ William Burke
William Burke
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

