Form 10-K
period 2018-12-31
Acushnet Holdings Corp.
filed 2019-02-28
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 for the transition period from        to
Commission File Number: 001-37935
_____________________________________________________
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2018), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $827.3 million. The registrant's common stock trades on the New York Stock Exchange under the symbol “GOLF”.
The registrant had 75,029,111 shares of common stock outstanding as of February 22, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on June 3, 2019, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

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
WEBSITE DISCLOSURE
We use our website (www.acushnetholdingscorp.com) as a channel of distribution of company information. The information we post through this channel may be material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Acushnet Holdings Corp. when you enroll your e-mail address by visiting the “Resources” section of our website at https://www.acushnetholdingscorp.com/investors/resources. In addition, on our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The contents of our website are not, however, a part of this report.

ii

TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Annual Report on Form 10‑K includes trademarks, trade names and service marks that we either own or license, such as “Titleist,” “FootJoy,” “Pro V1,” “Pro V1x,” "AVX," “FJ,” “Pinnacle,” “Scotty Cameron,” "TS," and “Vokey Design” which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®,  ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This report may also contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

iii

PART I
ITEM 1.            BUSINESS
Overview
We are the global leader in the design, development, manufacture and distribution of performance‑driven golf products, which are widely recognized for their quality excellence. Our mission—to be the performance and quality leader in every golf product category in which we compete—has remained consistent since we entered the golf ball business in 1932. Today, we are the steward of two of the most revered brands in golf—Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wear brands. Titleist has been the #1 ball in professional golf for 70 years and FootJoy has been the #1 shoe on the PGA Tour for over six decades.
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
For the year ended December 31, 2018, we recorded net sales of $1,633.7 million, net income attributable to Acushnet Holdings Corp. of $99.9 million and Adjusted EBITDA of $230.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report, for a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., the most directly comparable GAAP financial measure.
Corporate History
Acushnet Company was originally founded as “Acushnet Process Company” in Acushnet, Massachusetts by Phil “Skipper” Young in 1910 and our golf business was established in 1932.  In 1976, Acushnet Company was acquired by American Brands, Inc. (the predecessor company of Beam Suntory, Inc. (“Beam”)). We acquired FootJoy in 1985. On July 29, 2011, Acushnet Holdings Corp. (at the time known as Alexandria Holdings Corp.), an entity owned by Fila Korea and certain financial investors, acquired Acushnet Company from Beam. We completed an initial public offering of our common stock in November 2016. See “Notes to Consolidated Financial Statements-Note 1-Description of Business,” Item 8 of Part II, included elsewhere in this report, for disclosures related to our initial public offering and other related transactions.
Our Core Focus
Dedicated Golfers
Our target market is dedicated golfers, who are avid and skill‑biased, prioritize performance and commit the time, effort and money to improve their game. We believe that dedicated golfers are generally the most consistent and voluminous purchasers of golf products as we believe they are the most discerning and most likely to invest in premium performance equipment and golf wear.

Product Platform
Leveraging the success of our golf ball and golf shoe businesses, while maintaining the core values of the Titleist and FootJoy brands, we have strategically entered into product categories such as golf clubs, wedges, putters, golf gloves, golf gear and golf wear with an objective of being the performance and quality leader.
Since the dedicated golfer views each performance product category on its own merits, we have approached each category on its own terms by committing the necessary resources to become a performance and quality leader in each product category where we participate. As a result, we have built an industry leading platform across all performance product categories, driving a market‑differentiating mix of consumable products, which we consider to be golf balls and golf gloves, which collectively represented 39% of our net sales in 2018, and more durable products, which we consider to be golf clubs, golf shoes, golf apparel and golf gear, which collectively represented 61% of our net sales in 2018.
We operate under the following four reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear; and FootJoy golf wear, which represented approximately 32%, 27%, 9% and 27%, respectively, of net sales in 2018. For further information surrounding the principal products of each reportable segment, see “Our Products” further below.  Financial information for our segments, including sales by geographic area, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report and in “Notes to Consolidated Financial Statements – Note 21 – Segment Information,” Item 8 of Part II, included elsewhere in this report.
Pyramid of Influence
The game of golf is learned by observation and imitation, and golfers improve their own performance by attempting to emulate highly skilled golfers. Golfers are influenced not only by how other golfers swing but also with what they swing and at what they swing. This is the essence of golf’s pyramid of influence, which is deeply ingrained in the mindset of the dedicated golfer. At the top of the pyramid is the most dedicated golfer, who attempts to make a living playing the game professionally. Adoption by most of the best golfers, whose professional success depends on their performance, validates the quality, features and benefits of using the best performing products. This, in turn, creates aspirational appeal for golfers who want to emulate the performance of the best players. Our primary marketing strategy is for our products to be the most played by the best players, including both professional and amateur golfers. We believe this strategy has proven to be enduring and effective in the long‑term and is not dependent on the transient success of a few elite players at any given point in time.
Innovation Leadership
We believe innovation is critical to dedicated golfers as they depend on the ability of new and innovative products to drive improved performance. We currently employ an R&D team of approximately 190 scientists, chemists, engineers and technicians. We also introduce new product innovations at a cadence that best aligns with the typical dedicated golfer’s replacement cycle within each product category.
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
Route to Market Leadership
As one of the preferred partners to premium golf shops, we seek to ensure that the performance benefits derived from using our products are showcased and our products are properly merchandised. As we see our retail partners as a critical connection to dedicated golfers, we place great emphasis on building strong relationships and trust with them. This is the reason our sales associates are expected not simply to be salespeople, but to function as golf experts and enthusiasts in their respective territories who advise and assist our retail partners to better serve their customers. We help generate golfer demand and sell‑through via in‑shop merchandising, promotions and advertising, and also provide product education to club professionals, coaches and instructors. Lastly, we place a strong focus on consumer engagement, starting with fitting and trial initiatives across our balls, clubs and shoes categories. We offer custom products across categories that we believe are better aligned with golfers’ personal styles, skill levels and preferences.

Market Overview and Opportunity
Market Overview
In 2018, there were over 50 million golfers worldwide playing over 800 million rounds annually on over 31,000 golf courses, and our addressable market, comprised of golf equipment, golf wear and golf gear, represented approximately $12 billion in retail sales and approximately $8 billion in wholesale sales. The United States accounted for over 40% of our addressable market, followed by Japan and Korea collectively accounting for over 30% of our addressable market, each in 2018. We believe the number of rounds of golf played by our target market of dedicated golfers has remained stable over the past few years.
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
Golfer Demographics. Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 and above, currently “gen‑x” (age 39 to 54) and “baby boomers” (age 55 to 73), who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic, as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years has been women. Beyond the gen‑x and baby boomer generation, another promising development in golf has been the generational shift with millennial golfers making their marks at both professional and amateur levels and, in 2018, accounting for 26% of golfers overall in the U.S.
Dedicated Golfers. Dedicated golfers are largely older millennials, gen‑x and baby boomers who have demonstrated the propensity to pay a premium for products that help them perform better. We believe dedicated golfers, who comprise our target market, will continue to be a key driver for the global golf industry.
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
Economic Conditions. The state of the economy influences the amount of money people spend on golf. Golf equipment, including clubs, shoes, balls and accessories, is recreational in nature and is therefore a discretionary purchase for consumers. Consumers are generally more willing to make discretionary purchases of golf products when economic conditions are favorable and when consumers are feeling confident and prosperous.
Our Growth Strategies
We plan to continue to pursue organic growth initiatives across all product categories, brands, geographies and marketing channels.
Introduce New Products and Extend Market Share Leadership in Equipment Categories. We expect to sustain our strong performance in our core categories of golf balls, golf clubs and golf shoes through several targeted strategies:

•
Titleist Golf Balls.  We continually invest in design innovation and process technology to deliver the highest performance and quality golf balls in the game. We strive to strengthen our sell-in and sell-through route to market capabilities by focusing on enhancing our sales team's skills, supporting trade partners in those channels where dedicated golfers shop, and educating golfers on Titleist golf ball performance and quality excellence. We also offer custom imprinting for country clubs, tournaments, corporate logos and personalization. My Titleist, an online golf shop launched in early 2018, provides golfers with the opportunity to create and purchase their own golf balls with special play numbers, logos or personalization.

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

•
FootJoy Footwear. We continue to invest in design and innovation to bring golf-specific performance advancements to the footwear category. With the launch of several new models in 2019, we plan to enrich our consumer connection initiatives with digital content, product trial and fit experiences in key global markets. Additionally, we have enhanced our MyJoys personalization platform, which supports millions of unique design combinations, to provide unique, personalized experiences for golfers around the world.

Increase Penetration in Golf Gear and Wear Categories. We intend to build on the brand loyalty that the dedicated golfer has developed for our Titleist ball and club categories and FootJoy shoe, glove and apparel categories in order to increase our penetration in the adjacent categories of golf gear and golf wear. We expect to continue to drive growth across these categories by employing the following initiatives:

•
Titleist Golf Gear.  We are committed to providing dedicated golfers with golf gear—including golf bags, headwear, gloves, travel gear, head covers and other accessories—of performance and quality excellence that is faithful to the Titleist brand promise. We are making significant investments in design and engineering resources and are leveraging dedicated player research methodologies and insights to drive innovation in this product category. We also plan to expand our custom and special edition product offerings and, in 2018, we launched direct to consumer sales of golf gear via our My Titleist online golf shop.

•
FootJoy Apparel.  We remain committed to bringing style, performance, and innovation to the golf apparel category. In addition to our seasonal apparel collections, we plan to launch new outerwear products to meet the performance expectations of the most demanding players and "make every day playable." We plan to continue to work with select players on the PGA and European PGA Tour who trust the FJ brand to perform at the highest levels.

•
FootJoy eCommerce Launch.  We launched eCommerce websites for FootJoy in the U.S. in 2016 and in Canada and certain European markets in 2017. We also launched an eCommerce website for FootJoy's luxury brand, FJ1857.com, in the U.S. in 2018. Over 7,000 SKUs are offered across all FootJoy categories, including shoes, gloves and apparel. The eCommerce initiative is expected to yield incremental sales and profitability, and enriched data on preferences and trends, as well as foster a deeper and more real time connection with dedicated golfers.

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

	Titleist Golf Balls		Titleist Golf Clubs, Wedges and Putters		Titleist Golf Gear

●	Pro V1	●	Drivers	●	Golf bags
●	Pro V1x	●	Fairways	●	Headwear
●	AVX	●	Hybrids	●	Golf gloves
●	Tour Soft	●	Irons	●	Travel gear
●	Velocity	●	Vokey Design wedges	●	Head covers
●	DT TruSoft	●	Scotty Cameron putters	●	Other golf gear
●	Pinnacle

	FootJoy Shoes		FootJoy Gloves		FootJoy Outerwear and Apparel

●	Traditional	●	Leather construction	●	Performance outerwear
●	Spikeless	●	Synthetic	●	Performance golf apparel
●	Athletic	●	Leather/synthetic combination	●	Golfleisure women’s apparel
●	Casual	●	Specialty

Titleist
We design, manufacture and sell golf balls, golf clubs, wedges and putters and golf gear under the Titleist brand. Net sales of Titleist products for the years ended December 31, 2018, 2017 and 2016 were $1,194.0 million, $1,122.8 million, and $1,139.2 million, respectively, in each case approximately 73% of our total net sales.
Titleist Golf Balls
Titleist is the #1 ball in golf. The Titleist golf ball was founded with the purpose of designing and manufacturing a golf ball that was performance superior and quality superior to all other balls available in the market. We believe the golf ball is the most important piece of equipment in the game, as it is the only piece of equipment used by every player for each shot in the round. The golf ball category also generates the largest portion of our sales and profits. Since its introduction in 2000, the Titleist Pro V1 has been the best selling golf ball globally. Launched on the PGA Tour in October 2000 and introduced to the consumer market in December 2000, the first Pro V1 golf ball represented the coalescence of three of Titleist's industry leading technologies: large solid core; multi-component construction; and high performance, thermoset cast urethane elastomer covers. In its first four months, the Pro V1 golf ball became the best selling golf ball and holds that position to this day. In 2003, the first Pro V1x golf ball was brought to market and with its four-piece, dual core design, produced higher launch characteristics and a different spin profile than Pro V1. Both Pro V1 and Pro V1x are designed to provide total performance for golfers at every level of the game and best demonstrate Titleist's design, innovation and technology leadership.

In 2019, we introduced new versions of Pro V1 and Pro V1x, both designed to leave the clubface with more ball speed and lower long game spin for more distance, while providing the best short game control that helps golfers shoot lower scores. We believe that golfers will benefit from the improvements of more speed, precision and consistency, along with soft feel and long lasting durability. Complementing Pro V1 and Pro V1x is a new high performance golf ball in the Titleist product line, AVX. After a test market in U.S. sunbelt markets in the fall of 2017, Titleist introduced AVX globally in mid-2018 to resounding golfer acceptance. AVX delivers lower spin, lower flight and softer feel than our Pro V1 models and provides golfers with a premium performance alternative.

We also provide best-in-class performance with the Tour Soft, Velocity and DT TruSoft models which were newly launched in 2018. Through technology and process innovations, these models meet different performance needs as well as preferences such as feel, color, play number and price. Tour Soft is designed to deliver better feel and better distance than the competitive set. Velocity is designed to maximize distance on every shot in the bag. DT TruSoft is Titleist's softest compression golf ball and provides excellent distance and greenside control. The Pinnacle brand completes the Acushnet golf ball portfolio with its two major models, Rush and Soft. Competing in the price segment, the Pinnacle brand allows the Titleist brand to focus on the premium performance and performance segments of the market. It also helps to support the thousands of golf shops that choose to exclusively stock Titleist and Pinnacle golf balls and offer golf balls in each market segment to their golfers.
Net sales of Titleist golf balls for the years ended December 31, 2018, 2017 and 2016 were $524.0 million, $512.0 million, and $513.9 million, respectively, in each case approximately 32% of our total net sales.
We are also a leader in custom imprinted golf balls. This includes printing high quality reproductions of corporate logos, tournament logos, country club or resort logos, and personalization on Titleist and Pinnacle golf balls. Our service includes design capabilities, special packaging options and fast turnaround times. The majority of custom imprinting is done for corporate logos, as there has long been a strong connection between the business community and golf. Custom imprinted golf balls represented approximately 30% of our global net golf ball sales for the year ended December 31, 2018.
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
Net sales of Titleist golf clubs, wedges and putters for the years ended December 31, 2018, 2017 and 2016 were $445.3 million, $398.0 million, and $431.0 million, respectively, in each case approximately 27% of our total net sales.
Titleist Clubs
Our current global club line consists of the TS product line of drivers and fairways, the 818 product line of hybrids and the 718 product line of irons. Every product in our club line features premium, tour‑proven stock shafts and grips, complemented by a broad range of custom options.
Titleist TS drivers and fairways are designed to deliver superior performance through tour‑proven technologies that increase ball speed, decrease spin, and optimize flight without sacrificing forgiveness. We design our drivers and fairways to deliver complete performance with tour‑preferred looks, sound and feel, and we offer the ability to precisely fit individual golfers’ needs.
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
Titleist Golf Gear
We offer a diversified portfolio of Titleist‑branded performance golf gear. Our golf gear is focused on superior performance and quality excellence, which is the mission of any product bearing the Titleist brand name.
Titleist golf gear products are designed and engineered using premium materials, paying particular attention to superior performance, function and style. We focus on the design and development of golf bags, headwear, golf gloves, travel gear, head covers and other golf gear. We provide customization and/or personalization within each category of Titleist golf gear, as well as certain licensed products, in order to meet the needs of the dedicated golfer and as part of our service to our accounts. We believe the golf gear business represents a sizable but highly fragmented opportunity with numerous competitors in each product category and geographical market.
Titleist golf gear accounted for net sales of $146.1 million, $142.9 million and $136.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, in each case approximately 9% of our total net sales.
FootJoy Golf Wear
FootJoy is one of golf’s leading performance wear brands, which consists collectively of golf shoes, gloves and apparel. Net sales of FootJoy products for the years ended December 31, 2018, 2017 and 2016 were $439.7 million, $437.5 million, and $433.1 million, respectively, in each case approximately 27% of our total net sales.
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
Golf shoes are also a style and fashion driven category. FootJoy offers a large assortment of styles to suit the needs and tastes of all golfers. The breadth and scope of the FootJoy product line is commensurate with its leading sales position. To maintain and grow this leadership position in the category, new product launches and new styles comprise approximately 50% of its offerings each year in all significant markets around the world.
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

FootJoy Gloves
FootJoy is the #1 glove in golf. FootJoy is the leader in sales for all sub‑categories of the glove business, including leather construction, synthetic, leather/synthetic combinations and all specialty gloves, including rain and winter specific offerings.
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
Product Launch Cycles
We maintain differentiated and disciplined product launch cycles across our portfolio, which we believe has contributed to stable and resilient growth over the long‑run. This approach gives our R&D teams a period of time we believe is necessary to develop superior performing products versus prior generation models. As a result, we are able to manage our product transitions and inventory from one generation to the next more efficiently and effectively, both internally and with our trade partners.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting our Results of Operations – Product Life Cycles,” Item 7 of Part II to this report, for further information surrounding our product launch cycles.
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
We have three company‑owned and operated golf ball manufacturing facilities, two located in the United States and one in Thailand, encompassing approximately 600,000 total square feet with sufficient production capacity to meet anticipated growth. We also have local custom golf ball imprinting operations in the United States, Japan, Canada, the United Kingdom (servicing the U.K., Ireland and continental Europe), Korea and China. We utilize local vendors for imprinting capabilities in other geographic markets.
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
Nearly all of our FootJoy golf shoes are manufactured in a 525,000 square foot facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest with the remaining 60% owned by our long‑standing Taiwan supply partners. In our consolidated financial statements, we consolidate the accounts of this joint venture, which is a variable interest entity, or VIE. The joint venture was established in 1995 and has been in its current facility since 2000. The sole purpose of the joint venture is to manufacture our golf shoes and as such we are deemed to be the primary beneficiary of the VIE as defined by ASC 810. The multi‑floor/multi‑building complex owned by the joint venture is devoted exclusively to FootJoy golf shoes, has production capacity of nearly five million pairs per annum. See “Notes to Consolidated Financial Statements– Note 2– Summary of Significant Accounting Policies – Variable Interest Entities,” Item 8 of Part II included elsewhere in this report, for a discussion of our FootJoy golf shoe joint venture and the material terms of the agreement which governs such joint venture arrangement.
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
We employ nearly 390 sales representatives worldwide, who are compensated through a combination of salary and a performance bonus. We currently service nearly 28,000 direct accounts worldwide. In both our direct sales and distributor markets, our trade partners are subject to our redistribution policy.
Supplementing our core field sales partnerships are Internet‑based initiatives. In the U.S. in 2016, we launched FootJoy and Titleist eCommerce websites. In Canada and certain European markets in 2017, we launched FootJoy eCommerce websites. In the U.S. in 2018, we launched an eCommerce website for FootJoy's luxury brand, FJ1857.com and, in the United Kingdom and Japanese markets, we launched eCommerce websites for Titleist golf balls.
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
Raw Materials
Our highest raw material consumption for golf balls, in order, is polybutadiene, ionomers, zinc diacrylate, urethane, and coatings. We use multiple suppliers or multiple production facilities, some with geographic separation, to reduce the risk of raw material shortages. We source the raw materials for our golf glove and golf shoe businesses, and certain of the components for our golf shoe business, from third-party suppliers. Our golf club team employs the primary materials of steel, titanium, and aluminum and has five custom manufacturing locations around the globe with each being responsible for supply chain execution, allowing each region to respond to market specific needs or trends. For our golf gear and FootJoy apparel businesses, we source the finished products from select third-party vendors that have the necessary quality capabilities.
Seasonality
Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year‑round, with many of our on‑course customers closed during the cold weather months. In general, during the first quarter, we begin selling our products into the golf retail channel for the new golf season. This initial sell‑in generally continues into the second quarter. Our second‑quarter sales are significantly affected by the amount of sell‑through, in particular the amount of higher value discretionary purchases made by customers, which drives the level of reorders of the products sold during the first quarter. Our third‑quarter sales are generally dependent on reorder business, and are generally lower than the second quarter, as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Our fourth‑quarter sales are generally less than the other quarters due to the end of the golf season in many of our key markets, but can also be affected by key product launches, particularly golf clubs. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting our Results of Operations – Product Life Cycles,” Item 7 of Part II to this report, as well as weather conditions. This seasonality affects sales in each of our reportable segments differently. In general, however, because of this seasonality, a majority of our sales and most of our profitability generally occurs during the first half of the year.
Research and Product Development
Innovating within a highly regulated environment presents unique challenges and opportunities that require a significant investment in people, facilities and financial resources, with separate dedicated R&D teams for each product category. We have six R&D facilities and/or test centers supported by approximately 190 scientists, chemists, engineers and technicians in aggregate. We are committed to continuous improvement and each R&D team is tasked to develop technology that will deliver better quality and performance products in each generation.
For the years ended December 31, 2018, 2017 and 2016 we invested $51.5 million, $47.2 million and $48.1 million, respectively, in R&D.
Patents, Trademarks and Licenses
We consider our patents and trademarks to be among our most valuable assets. We are dedicated to protecting the innovations created by our R&D teams by developing broad and deep patent and trademark portfolios across all product categories.
As a result, we have strong patent positions across our product categories and innovation spaces in which we operate, and have become the leader in obtaining golf ball and golf club patents worldwide. In addition, we believe we have more combined golf shoe and golf glove utility patents than all competitors combined. We have over 1,250 U.S. utility patents in golf balls, nearly 350 U.S. utility patents in golf clubs, wedges and putters and approximately 300 patents (including ex-U.S. and design patents) in golf shoes and gloves.
The following charts show our percentage of golf ball and golf club patents obtained in the last five years compared to our peers.

Utility Patents: 2014-2018

Golf Ball (971 Patents)	Golf Club (1,394 Patents)

We own or license a large portfolio of trademarks, including for Titleist, Pro V1, Pro V1x, AVX, Pinnacle, AP1, AP2, TS, Vokey Design, Scotty Cameron, FootJoy, FJ, DryJoys, StaSof and ProDry. We protect our trademarks by obtaining registrations where appropriate and opposing or cancelling material infringements. We also have rights in several common law marks.
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
Environmental Matters
Our operations and properties are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants. In the ordinary course of our manufacturing processes, we use paints, chemical solvents and other materials, and generate waste by‑products that are subject to these environmental laws.  We have incurred expenses in connection with environmental compliance.
We are also involved in ongoing investigations with federal and state environmental protection agencies and expect to incur future costs for past and current environmental issues relating to certain sites. See "Risk Factors - We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future."
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
Employees
As of December 31, 2018, we employed 5,209 associates worldwide. The geographic concentration of associates is as follows: 2,348 in the Americas, 468 in EMEA, and 2,393 employed in Asia Pacific. None of our associates are represented by a union. We believe that relations with our associates are positive.
ITEM 1A.           RISK FACTORS
You should carefully consider each of the following risk factors, as well as the other information in this report, including our consolidated financial statements and the related notes and “– Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. In that event, the market price of our common stock could decline significantly and you could lose all or part of your investment. The risks described below are not the only risks we face. Additional risks we are not presently aware of or that we currently believe are immaterial could also materially adversely affect our business, financial condition and results of operations.
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
Golf is a recreational activity that requires time and money and different generations and socioeconomic and ethnic groups use their leisure time and discretionary funds in different ways. Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among the current “gen‑x” (age 39 – 54) and “baby boomer” (age 55 – 73) generations. If golf participation or the number of rounds of golf played declines, due to factors such as demographic changes in the United States and our international markets or lack of interest in the sport among young people or certain socioeconomic and ethnic groups, sales of our products could be negatively impacted, which could materially adversely affect our business, financial condition and results of operations.
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
We rely on our manufacturing facilities in the United States, Thailand and China and assembly and distribution facilities in many of our major markets, certain of which constitute our sole manufacturing facility for a particular product category, including our joint venture facility in China where substantially all of our golf shoes are manufactured and our facility in Thailand where we manufacture the majority of our golf gloves. Because substantially all of our products are manufactured and assembled in and distributed from a few locations, our operations could be interrupted by events beyond our control, including:
•power loss or network connectivity or telecommunications failure or downtime;
•equipment failure;
•human error or accidents;
•sabotage or vandalism;
•physical or electronic security breaches;
•floods, fires, earthquakes, hurricanes, tornadoes, tsunamis or other natural disasters;
•political unrest;
•labor difficulties, including work stoppages or slowdowns;
•water damage or water shortage;
•government orders and regulations;
•pandemics and other health and safety issues; and
•terrorism.

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
The materials and components used by us, our suppliers and our manufacturers involve raw materials, including polybutadiene, urethane and Surlyn for the manufacturing of our golf balls, titanium and steel for the manufacture of our golf clubs, leather and synthetic fabrics for the manufacturing of our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum‑based materials for a number of our products. Significant price fluctuations or shortages in such raw materials or components, including the costs to transport such materials or components of our products, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect our business, financial condition and results of operations.
Our operations are conducted worldwide and our results of operations are subject to currency transaction risk and currency translation risk that could materially adversely affect our business, financial condition and results of operations.
For the year ended December 31, 2018, $807.6 million of our net sales were generated outside of the United States by our non‑U.S. subsidiaries. Sales by geographic area are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7 of Part II, and in “Notes to Consolidated Financial Statements –Note 21 – Segment Information.”, Item 8 of Part II, included elsewhere in this report. Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For the year ended December 31, 2018, approximately 84% of our cost of goods sold incurred by our non‑U.S. subsidiaries was denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries. If the U.S. dollar strengthens against the applicable local currency, more local currency will be needed to purchase the same amount of cost of goods sold denominated in U.S. dollars, which could materially adversely affect our business, financial condition and results of operations.
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
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. For the year ended December 31, 2018, 49% of our sales were denominated in foreign currencies. In addition, for the year ended December 31, 2018, 32% of our operating expenses were denominated in foreign currencies (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries). Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
We may not successfully manage the frequent introduction of new products or satisfy changing consumer preferences, quality and regulatory standards.
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

These marketplace conditions raise a number of issues that we must successfully manage. For example, we must properly anticipate consumer preferences and design products that meet those preferences, while also complying with significant restrictions imposed by the Rules of Golf (see further discussion of the Rules of Golf below under “– Changes to the Rules of Golf with respect to equipment could materially adversely affect our business, financial condition and results of operations”), or our new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, our R&D and supply chain groups face constant pressures to design, develop, source and supply new products—many of which incorporate new or otherwise untested technology, suppliers or inputs—that perform better than their predecessors while maintaining quality control and the authenticity of our brands. Third, for new products to generate equivalent or greater sales than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in our own inventory. If we do not successfully manage the frequent introduction of new products or satisfy consumer demand, it could adversely affect our business, financial condition and results of operations.
Failure to successfully innovate and offer high‑quality products may adversely affect our ability to compete in the market for our products.
Technical innovation and quality control in the design and manufacturing processes of our products is essential to our commercial success. R&D plays a key role in technical innovation. We rely upon experts in various fields to develop and test cutting edge performance products. If we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems, any of which could materially adversely affect our business, financial condition and results of operations.
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
Changes to patent laws could adversely affect our ability to protect our intellectual property.
Patent reform legislation may increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the Leahy‑Smith America Invents Act, or the Leahy‑Smith Act, which was adopted in September 2011, includes a number of significant changes to the U.S. patent laws, such as, among other things, changing from a “first to invent” to a “first inventor to file” system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. Some of these changes or potential changes may not be advantageous to us, and it may become more difficult to obtain adequate patent protection or to enforce our patents against third parties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and adversely affect our ability to protect our intellectual property which could materially adversely affect our business, financial condition and results of operations. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and may in the future make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and may in the future make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies.  Those changes may materially affect our patents or patent applications and our ability to obtain and enforce or defend additional patent protection in the future.
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
Custom imprinted golf balls, a majority of which are purchased by corporate customers, represented approximately 30% of our global net golf ball sales for the year ended December 31, 2018. There has long been a strong connection between the business community and golf, but corporate spending on custom logoed balls has remained at lower levels since the 2008 financial crisis. If such corporate spending decreases further, it could impact the sales of our custom imprinted golf balls.

We depend on retailers and distributors to market and sell our products, and our failure to maintain and further develop our sales channels could materially adversely affect our business, financial condition and results of operations.
We primarily sell our products through retailers and distributors and depend on these third parties to market and sell our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our sales and could negatively affect both our brand image and our reputation. Our sales depend, in part, on retailers adequately displaying our products, including providing attractive space and merchandise displays in their stores, and training their sales personnel to sell our products. If our retailers and distributors are not successful in selling our products, our sales would decrease. Our retailers frequently offer products and services of our competitors in their stores. In addition, our success in growing our presence in existing and expanding into new international markets will depend on our ability to establish relationships with new retailers and distributors. If we do not maintain our relationship with existing retailers and distributors or develop relationships with new retailers and distributors, our ability to sell our products would be negatively impacted.
On a consolidated basis, no one customer that sells or distributes our products accounted for more than 10% of our consolidated net sales in the year ended December 31, 2018. However, our top ten customers accounted for 19% of our consolidated net sales in the year ended December 31, 2018. Accordingly, the loss of a small number of our large customers, or the reduction in business with one or more of these customers, could materially adversely affect our business, financial condition and results of operations. We do not currently have minimum purchase agreements with these large customers.
For example, in September 2016, one of our largest customers in recent years, a golf specialty retailer, announced bankruptcy proceedings, resulting in a significant interruption to our business in the second half of 2016 and the full year of 2017. Similar matters may materially adversely affect our business, financial condition and results of operations.
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
Our sales can also be affected by the launch timing of new products. Product introductions generally stimulate sales as the golf retail channel takes on inventory of new products. Reorders of these new products then depend on the rate of sell‑through. Announcements of new products can often cause our customers to defer purchasing additional golf equipment until our new products are available. Our varying product introduction cycles, which are described under “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations – Cyclicality,” may cause our results of operations to fluctuate as each product line has different volumes, prices and margins.
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
The current U.S. administration has publicly supported certain potential tax, trade and tariff proposals, modifications to international trade policy and other changes which may affect U.S. trade relations with other countries. In addition, economic and political uncertainty continue to arise out of the June 23, 2016 vote in the United Kingdom that resulted in the decision to leave the European Union.  It is possible that these or other changes, if enacted, may impact or require us to modify our current business practices. At the present time, it is unclear as to the ultimate impact of these changes, policies or proposals and, as such, we are unable to determine the effect, if any, that such changes, policies or proposals would have on our business.
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
To reduce purchasing costs and ensure supply, we place orders with our suppliers in advance of the time period we expect to deliver our products. In addition, we plan our manufacturing capacity based upon the forecasted demand for our products. Forecasting the demand for our products is very difficult given the number of SKUs we offer and the amount of specification involved in each of our product categories. For example, in our golf shoe business, we offer a large variety of models as well as different styles and sizes for each model, including over 2,900 SKUs available for men in the United States alone. The nature of our business makes it difficult to adjust quickly our manufacturing capacity if actual demand for our products exceeds or is less than forecasted demand. Factors that could affect our ability to accurately forecast demand for our products include, among others:

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
We are increasingly using websites and social media to interact with consumers and as a means to enhance their experience with our products, including through Vokey.com and ScottyCameron.com. We launched our FootJoy and Titleist eCommerce initiatives in the U.S. in 2016. In Canada and certain European markets, we launched eCommerce websites for FootJoy in 2017. More recently in the U.S. in 2018, we launched an eCommerce website for FootJoy's luxury brand, FJ1857.com and, in the United Kingdom and Japanese markets, we launched eCommerce websites for Titleist golf balls. In our eCommerce services, we process, store and transmit customer data. We also collect consumer data through certain marketing activities. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or consumers to a risk of loss or misuse of such information, result in litigation or potential liability for us and otherwise materially adversely affect our business, financial condition and results of operations. Further, our eCommerce business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, eCommerce and electronic devices. Existing and future laws and regulations, or new interpretations of these laws, may adversely affect our ability to conduct our eCommerce business.
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
Our goodwill and identifiable intangible assets, which consist of goodwill from acquisitions, trademarks, patents, completed technology, customer relationships, licensing fees, and other intangible assets, represented 41% of our total assets as of December 31, 2018.
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
The 2017 Tax Act significantly changed how the U.S. taxes corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required in U.S. tax law, judgments to be made in interpretation of the provisions of the 2017 Tax Act, estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service (“IRS”), and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes, such as foreign tax credits and research tax credits, to offset its post‑change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5‑percent shareholders” that exceeds 50 percentage points over a rolling three‑year period. Similar rules apply under state tax laws. We may experience an ownership change from future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use pre‑change net operating loss carryforwards or other pre‑change tax attributes to offset U.S. federal and state taxable income and taxes may be subject to incremental limitations.
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
There is no assurance that we can successfully defend or settle all product liability cases. Our insurance policies provide coverage against claims resulting from alleged injuries arising from our products sustained during the respective policy periods, subject to policy terms and conditions. There can be no assurance that this coverage will be renewed or otherwise remain available in the future, that our insurers will be financially viable when payment of a claim is required, that the cost of such insurance will not increase, or that this insurance will ultimately prove to be adequate under our various policies. Furthermore, future rate increases might make insurance uneconomical for us to maintain. These potential insurance problems or any adverse outcome in any liability suit could create increased expenses which could harm our business. We are unable to predict the nature of product liability claims that may be made against us in the future with respect to injuries, diseases or other illnesses resulting from the use of our products or the materials incorporated in our products.

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
As of December 31, 2018, we had $385.8 million of indebtedness. As of December 31, 2018, we had available borrowings under our revolving credit facility of $263.6 million after giving effect to $11.4 million of outstanding letters of credit and we had available borrowings remaining under our local credit facilities of $62.6 million. As of December 31, 2018, we have outstanding interest rate swap contracts to hedge the interest rate risk on $185.0 million of our variable rate debt.
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
We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we are exposed to risks related to counterparty credit worthiness or non‑performance of these instruments.
We enter into pay‑fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We are exposed to credit‑related losses, which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non‑performance by the counterparties to the interest rate swaps.

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
On September 22, 2017, Magnus entered into a loan agreement (the “New Magnus Loan Agreement”) with certain Korean financial institutions (the “New Magnus Lenders”) which provides for (i) three year term loans in an aggregate amount of Korean Won 399.2 billion (equivalent to approximately $358.1 million, using an exchange rate of $1.00 = Korean Won 1,114.76 as of December 31, 2018) (the “New Magnus Term Loans”) and (ii) a revolving credit loan of Korean Won 10.0 billion (equivalent to approximately $9.0 million, using an exchange rate of $1.00 = Korean Won 1,114.76 as of December 31, 2018) (the “New Magnus Revolving Loan” and, together with the New Magnus Term Loans, the “New Magnus Loans”). The New Magnus Loans are secured by a pledge on all of our common stock owned by Magnus, which consists of 39,345,151 shares (the “Magnus Shares”), or 52.6% of our outstanding common stock as of December 31, 2018. The shares of our common stock owned by Magnus are its only assets.
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
Any of the potential sales, foreclosures, liquidations or other transfers of our common stock discussed above may result in a change of control under certain outstanding agreements, including as a result of the acquisition of a significant portion of our common stock by any individual, entity or group, which could result in a default under such agreements. Under our credit agreement, it is a change of control if any person (other than certain permitted parties, including Fila Korea) becomes the beneficial owner of 35% or more of our outstanding common stock. In the event of a foreclosure on the pledged shares of our common stock under the New Magnus Loans, if, in the reasonable opinion of the New Magnus Lenders, foreclosure of 35% of our outstanding common stock less one share of our common stock (the “Foreclosure Threshold Amount”) will be sufficient to fully satisfy the principal and interest of the New Magnus Loans, only the Foreclosure Threshold Amount will be permitted for such foreclosure. If the Foreclosure Threshold Amount is insufficient to fully satisfy the principal and interest of the New Magnus Loans, there will be no limitation on the amount of our pledged shares of common stock that may be foreclosed. As a result, if the New Magnus Lenders or a third party were to acquire beneficial ownership of 35% or more of our outstanding common stock pursuant to an event of default under the New Magnus Loans, it would result in a change of control under our credit agreement, which is an event of default that could result in the acceleration of all outstanding indebtedness and the termination of all commitments under our credit agreement and would allow the lenders under our credit agreement to enforce their rights with respect to the collateral granted by us, including the stock of our subsidiary, Acushnet Company. Upon the exercise of such rights, it is uncertain whether we and our subsidiary, Acushnet Company, would be able to refinance the indebtedness and replace the commitments under our credit agreement on comparable terms or at all. If we are unable to refinance our credit agreement, we may need to dispose of assets or operations or issue equity to obtain necessary funds to repay the outstanding indebtedness under our credit agreement. The resulting impairment of our liquidity position could also materially depress our stock price. In addition, a change of control under our outstanding equity award agreements and other employment arrangements may result in the vesting of outstanding equity awards and the acceleration of benefits or other payments under certain employment arrangements. A change of control may also result in a default or other negative consequence under our other outstanding agreements or instruments. See Item 7. of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
As of December 31, 2018, Magnus, which is wholly‑owned by Fila Korea, beneficially owns approximately 52.6% of our common stock. Fila Korea is able to control the election and removal of our directors and thereby effectively determine, among other things, the payment of dividends, our corporate and management policies, including potential mergers or acquisitions or asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws, and other significant corporate transactions for so long as Magnus retains significant ownership of us. So long as Magnus continues to own a significant amount of our voting power, even if such amount is less than 50%, Fila Korea will continue to be able to strongly influence or effectively control our decisions. The interests of Fila Korea and Magnus may not coincide with the interests of other holders of our common stock.
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
Magnus, which is wholly‑owned by Fila Korea, controls 39,345,151 shares, or approximately 52.6%, of our common stock as of December 31, 2018. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Although we do not currently avail ourselves of exemptions available to controlled companies and do not currently expect to avail ourselves of these exemptions, we may utilize one or more of these exemptions in the future. As a result, we may not have a majority of independent directors, our nominating/corporate governance committee and compensation committee may not consist entirely of independent directors, and such committees will not be subject to annual performance evaluations. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
We intend to pay cash dividends on our common stock, subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we expect to pay dividends, if any, only from funds we receive from our subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Certain of our existing agreements governing indebtedness, including our credit agreement, restrict our ability to pay dividends on our common stock. We expect that any future agreements governing indebtedness will contain similar restrictions. For more information, see Item 5. of Part II – "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy” and Item 7. Part II – "Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources.”
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
As of December 31, 2018, we had 425,239,938 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities convertible into, exchangeable for, or exercisable into our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have 7,523,536 shares reserved for issuance under our 2015 Incentive Plan. Any shares of common stock that we issue, under our 2015 Incentive Plan or other equity incentive plans that we may adopt in the future, dilute the percentage ownership held by our existing shareholders.
Future sales, or the perception of future sales, by us or our existing shareholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by us or our shareholders, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
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

•
these provisions provide for the removal of directors only upon affirmative vote of holders of at least 66⅔% of the shares of common stock entitled to vote generally in the election of directors if Magnus and its affiliates hold less than 50% of our outstanding shares of common stock; and

•
these provisions require the amendment of certain provisions only by the affirmative vote of at least 66⅔% of the shares of common stock entitled to vote generally in the election of directors if Magnus and its affiliates hold less than 50% of our outstanding shares of common stock.

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
ITEM 1B.           UNRESOLVED STAFF COMMENTS
None

ITEM 2.          PROPERTIES
Our material facilities are located worldwide as shown in the table below.

Location	Type	Facility Size(1)	Leased/Owned
Fairhaven, Massachusetts	Headquarters and Golf Ball R&D	222,720	Owned
Golf Balls
North Dartmouth, Massachusetts	Golf ball manufacturing	179,602	Owned
New Bedford, Massachusetts	Golf ball manufacturing	244,091	Owned
Amphur Pluakdaeng Rayong, Thailand	Golf ball manufacturing	230,003	Owned
New Bedford, Massachusetts	Golf ball customization and distribution center	438,007	Owned
Fairhaven, Massachusetts	Golf ball packaging	49,580	Owned
New Bedford, Massachusetts	Golf ball advanced engineering and ball cavity manufacturing	34,000	Leased
Golf Clubs, Wedges and Putters
Carlsbad, California	Golf club assembly and R&D	165,485	Leased
San Marcos, California	Putter research	19,200	Leased
Encinitas, California	Putter fitting and sales	3,754	Leased
Tochigi, Japan	Golf club assembly	20,376	Leased
FootJoy
Fuzhou, Fujian, China (40% owned joint venture)	Golf shoe manufacturing and distribution center	525,031	Building Owned/Land Leased
Brockton, Massachusetts	Golf shoe R&D, custom glove assembly, apparel embroidery and distribution center	146,000	Owned
Sriracha Chonburi, Thailand	Golf glove manufacturing	112,847	Building Owned/Land Leased
Sales Offices and Distribution Centers (used by multiple reportable segments)
Fairhaven, Massachusetts	East Coast distribution center	185,370	Owned
Vista, California	West Coast distribution center and golf bag embroidery	102,319	Leased
Cambridgeshire, United Kingdom	Sales office and distribution center, as well as golf club assembly and golf ball customization	156,326	Owned
Helmond, The Netherlands	Sales office and distribution center	69,965	Leased
Victoria, Australia	Sales office and distribution center, as well as golf club assembly	37,027	Leased
Ontario, Canada	Sales office and distribution center, as well as golf ball customization	102,057	Leased
Randburg, South Africa	Sales office and distribution center, as well as golf club assembly	25,060	Leased
Yongin-shi, Korea	Distribution center, golf ball customization and golf club assembly	174,982	Leased
Product Testing and Fitting Centers (Golf Balls and Golf Clubs)
Acushnet, Massachusetts	East Coast product testing and fitting for golf balls and golf clubs	22 acres total, including 7,662 square foot building	Owned
Oceanside, California	West Coast product testing and fitting for golf balls and golf clubs (Titleist Performance Institute)	30 acres total, including 20,539 square foot building	Owned

(1) Facility size represents square footage of the building, unless otherwise noted.
We have additional sales offices and facilities in Hawaii, New Zealand, Malaysia, Singapore, Hong Kong, Taiwan, Japan, Korea, Thailand, Sweden, France, Germany and Switzerland. In the opinion of our management, our properties are adequate and suitable for its business as presently conducted and are adequately maintained.

ITEM 3.            LEGAL PROCEEDINGS
We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.
ITEM 4.           MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers
Set forth below is information concerning the Company’s executive officers as of February 28, 2019.

Name	Age	Position
David Maher	51	President and Chief Executive Officer
Mary Lou Bohn	58	President, Titleist Golf Balls
Steven Pelisek	58	President, Titleist Golf Clubs
John (Jay) Duke, Jr.	50	President, Titleist Golf Gear
Christopher Lindner	50	President, FootJoy
Thomas Pacheco	50	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Brendan Gibbons	43	Executive Vice President, Chief Legal Officer and Corporate Secretary
Brendan Reidy	41	Senior Vice President, Chief Human Resources Officer
David Maher, 51, joined the company in 1991 and was appointed President and Chief Executive Officer of Acushnet Company in 2018.  Prior to that, Mr. Maher was Chief Operating Officer from June 2016 to December 2017, Senior Vice President, Titleist Worldwide Sales and Global Operations from February 2016 to June 2016 and Vice President, Titleist U.S. Sales from 2001 to January 2016.
Mary Lou Bohn, 58, joined the company in 1987 and was appointed President, Titleist Golf Balls in June 2016. Prior to that, Ms. Bohn was Executive Vice President, Titleist Golf Balls and Titleist Communications from February 2016 to June 2016, Vice President, Golf Ball Marketing and Titleist Communications from 2010 to January 2016 and Vice President, Advertising and Communications from 2000 to 2010.
Steven Pelisek, 58, joined the company in 1993 and was appointed President, Titleist Golf Clubs in March 2016. From 2008 to March 2016, he was General Manager, Titleist Golf Clubs. Prior to that, Mr. Pelisek served as Vice President, Club Sales for both the Titleist and Cobra Club brands.
John (Jay) Duke, Jr., 50, joined the company in 2014 and was appointed President, Titleist Golf Gear in 2014. Prior to that, Mr. Duke worked at Hasbro, Inc., a multinational toy and board game company, from 2012 to 2014 where he was Vice President and Global Franchise Leader for Transformers Global Brand. Prior to Hasbro, Mr. Duke was President of Karhu Holdings BV from 2008 to 2012 and prior to that he held senior general management and strategy positions with Karhu Holdings BV and Converse Inc. (a subsidiary of NIKE, Inc.). Mr. Duke also spent time earlier in his career working for Morgan Stanley’s Investment Banking Division and in general management positions with Reebok International Ltd.
Christopher Lindner,  50, joined the company in August 2016 as President, FootJoy. Prior to that, Mr. Lindner worked at Wolverine World Wide Inc., an American footwear manufacturer, from 2010 to August 2016 where he was President of Keds from 2014 to August 2016 and Chief Marketing Officer and Senior Vice President of North America Sales for Saucony from 2010 to 2014. Prior to 2010, Mr. Lindner held various positions with NIKE, including as Vice President of Global Marketing for Converse and Vice President of Global Marketing for Bauer Hockey (both NIKE subsidiaries), and leadership roles with Electronic Arts and Rollerblade.
Thomas Pacheco, 50, joined the company in 2017 and was appointed Executive Vice President, Chief Financial Officer and Chief Accounting Officer in January 2019.  Prior to that, Mr. Pacheco was Senior Vice President, Finance and Chief Accounting Officer from April 2017 to December 2018 and Senior Vice President, Finance and Chief Audit Executive of Dell Technologies from September 2016 to March 2017.   Prior to September 2016, Mr. Pacheco served as Senior Vice President, Finance and Chief Accounting Officer at EMC until it was acquired by Dell Technologies.  He joined EMC in 2005 and held several roles in Finance including Assistant Corporate Controller, CFO - Cloud Services Division and Senior Director of Corporate Accounting and Reporting.
Brendan Gibbons, 43, joined the company in December 2017 as Executive Vice President, Chief Legal Officer and Corporate Secretary.  Mr. Gibbons was Senior Vice President, General Counsel and Secretary of Wolverine World Wide, Inc. from April 2014 to November 2017.  Prior to that, Mr. Gibbons served as Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary of Carter’s, Inc.
Brendan Reidy, 41, joined the company in January 2019 as Senior Vice President, Chief Human Resources Officer.  Prior to that, Mr. Reidy was Vice President, Human Resources - Organizational Effectiveness from April 2018 to December 2018 and Vice President, Human Resources - Research & Development & Corporate Functions of Biogen, Inc. from January 2015 to April 2018.  Prior to that, Mr. Reidy served in a number of leadership roles at Biogen, Inc. from May 2011 to January 2015. Mr. Reidy also spent time earlier in his career working for both Procter & Gamble and The Gillette Company in human resources positions from September 2002 to May 2011.

PART II
ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “GOLF” since October 28, 2016.
On February 22, 2019, the last reported sales price of our common stock on the NYSE was $24.36 per share and there were four record holders of our common stock.
Performance Graph

Shareholder Return Comparison
130
120
110
100
90
80
Jan-18
Feb-18
Mar-18
Apr-18
May-18
Jun-18
Jul-18
Aug-18
Sep-18
Oct-18
Nov-18
Dec-18
Acushnet Holdings Corp.
S&P 500
S&P 500 Consumer Durables & Apparel

Recent Sales of Unregistered Securities
None.
Dividend Policy
We paid a total of $39.1 million and $35.7 million in dividends on our common stock during the years ended December 31, 2018 and 2017. We did not declare or pay any dividends on our common stock during the year ended December 31, 2016. We expect to pay future quarterly cash dividends on our common stock, subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Our dividend policy may be changed or terminated in the future at any time without advance notice. For a description of the restrictions on our ability to pay dividends under our senior secured credit facilities, see  “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements – Note 10 – Debt and Financing Arrangements– Senior Secured Credit Facility.”
Issuer Purchases of Equity Securities
On June 7, 2018, our Board of Directors authorized us to repurchase up to an aggregate of $20.0 million of our issued and outstanding common stock from time to time. On February 14, 2019, our Board of Directors authorized us to repurchase up to an additional $30.0 million of our issued and outstanding common stock bringing the total authorization up to $50.0 million. During the fourth quarter ended December 31, 2018, there were no share repurchases made under this program.

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
We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 presented below from our audited consolidated financial statements included elsewhere in this report. We have derived the consolidated statement of operations data for the years ended December 31, 2015 and 2014 and our consolidated balance sheet data as of December 31, 2016, 2015 and 2014 presented below from our audited consolidated financial statements which are not included in this report. Our historical audited results are not necessarily indicative of the results that should be expected in any future period. Certain prior period amounts have been reclassified to conform to current year presentation.
During the fourth quarter of 2018, we determined that in 2011 we did not record a required deferred income tax liability on the difference between the book and tax basis of intangible assets resulting from the 2011 acquisition of Acushnet Company. This deferred tax liability should have been remeasured during the fourth quarter of 2017 based upon the change in tax rates resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). We have corrected these errors as a revision to the previously issued financial statements. The correction of these errors resulted in a decrease in income tax expense of $6.6 million, an increase in net income of $6.6 million and an increase in both basic and diluted net income per common share of $0.09 for the year ended December 31, 2017. The correction also resulted in a decrease in deferred income tax assets of $10.9 million, an increase in goodwill of $17.5 million, an increase in total assets of $6.6 million and an increase in total shareholders' equity of $6.6 million as of December 31, 2017. The impact of this revision has been reflected throughout these financial statements, including the related footnotes, and is not material to the consolidated financial statements for the year ended December 31, 2017. See further discussion in “Notes to Consolidated Financial Statements –Note 2 – Summary of Significant Accounting Policies.”, Item 8 of Part II, included elsewhere in this report.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$1,633,721	$1,560,258	$1,572,275	$1,502,958	$1,537,610
Income from operations	172,335	169,828	142,501	117,431	105,562
Net income	103,072	103,201	49,515	4,156	25,366
Less: Net income attributable to noncontrolling interests	(3,200)	(4,506)	(4,503)	(5,122)	(3,809)
Net income (loss) attributable to Acushnet Holdings Corp.	99,872	98,695	45,012	(966)	21,557
Dividends earned by preferred shareholders	—	—	(11,576)	(13,785)	(13,785)
Allocation of undistributed earnings to preferred shareholders	—	—	(10,247)	—	(3,866)
Net income (loss) attributable to common shareholders-basic	99,872	98,695	23,189	(14,751)	3,906
Net income (loss) attributable to common shareholders-diluted (1)	99,872	98,695	39,664	(14,751)	3,906
Per Share Data:
Net income (loss) per common share attributable to Acushnet Holdings Corp.-basic (2)	$1.34	$1.33	$0.74	$(0.74)	$0.23
Net income (loss) per common share attributable to Acushnet Holdings Corp.-diluted (3)	1.32	1.32	0.62	(0.74)	0.23
Weighted average number of common shares-basic (2)	74,766,176	74,399,836	31,247,643	19,939,293	16,716,825
Weighted average number of common shares-diluted (3)	75,472,342	74,590,999	64,323,742	19,939,293	16,716,825
Cash dividends declared per common share:	0.52	0.48	—	—	—
Balance Sheet Data:
Unrestricted Cash (4)	$29,006	$45,411	$76,058	$54,409	$47,667
Current assets less current liabilities, excluding the current portion of our long term debt and EAR plan liability	404,759	407,012	372,684	345,114	339,301
Total assets	1,691,621	1,733,905	1,736,171	1,758,973	1,762,703
Common stock warrant liability	—	—	—	22,884	1,818
Long-term debt, net of discount, including current portion, and long-term capital lease obligations (5)	382,578	443,689	367,098	797,151	873,542
EAR plan liability, including current portion (6)	—	—	151,511	169,566	122,013
Total liabilities	764,637	879,932	967,348	1,434,431	1,442,747
Convertible Preferred Stock	—	—	—	131,036	131,036
Total equity attributable to Acushnet Holdings Corp.	894,872	821,309	735,865	160,251	156,587
Total shareholders' equity	926,984	853,973	768,823	193,506	188,920
__________________________________

(1)
Reflects the impact to net income (loss) attributable to common shareholders of dilutive securities. Diluted net income (loss) attributable to common shareholders for each of the years ended December 31, 2015 and 2014 does not include the effects of (i) the conversion of our Series A 7.5% redeemable convertible preferred stock (the “Convertible Preferred Stock”) to common shares, which Convertible Preferred Stock automatically converted into an aggregate of 16,542,243 shares of our common stock prior to the closing of our initial public offering, (ii) the conversion of our 7.5% convertible notes due 2021 (the “Convertible Notes”) to common shares, which Convertible Notes automatically converted into an aggregate of 32,624,820 shares of our common stock prior to the closing of our initial public offering, (iii) the exercise by Fila Korea of our common stock warrants into an aggregate of 3,105,279 shares of our common stock which occurred in July 2016 or (iv) the exercise of then outstanding stock options, as the inclusion of these instruments would have been anti‑dilutive for each of the years ended December 31, 2015 and 2014.

(2)
Basic net income (loss) per common share attributable to Acushnet Holdings Corp. is computed by dividing (A) net income (loss) attributable to Acushnet Holdings Corp. after adjusting for (i) dividends earned by preferred shareholders and (ii) allocations of undistributed earnings to preferred shareholders, by (B) basic weighted average common shares outstanding during the period.

(3)
Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. is computed by dividing (A) net income (loss) attributable to Acushnet Holdings Corp. after adjusting for (i) dividends earned by preferred shareholders, (ii) allocations of undistributed earnings to preferred shareholders and (iii) the impact to net income (loss) of any potentially dilutive securities, by (B) the weighted-average number of dilutive shares outstanding during the period, which has been adjusted to include any potentially dilutive securities. Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. for the years ended December 31, 2018, 2017 and 2016 includes the potential dilutive securities associated with our restricted stock units (“RSUs”) and performance stock units (“PSUs”). Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. for each of the years ended December 31, 2015 and 2014 does not include the effects of (i) the conversion of the Convertible Preferred Stock to common shares,

(ii) the conversion of the Convertible Notes to common shares, (iii) the exercise of our then outstanding common stock warrants or (iv) the exercise of then outstanding stock options, as the inclusion of these instruments would have been anti‑dilutive for each of the years ended December 31, 2015 and 2014.

(4)
Includes cash of $7.6 million, $12.1 million, $13.0 million, $10.0 million, and $7.7 million as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively, related to our FootJoy golf shoe joint venture. See "Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies,” Item 8 of Part II, included elsewhere in this report, for further details on our FootJoy golf shoe joint venture.

(5)
Long‑term debt, net of discount, including current portion, and long-term capital lease obligations consists of (i) long‑term debt and long-term capital lease obligations and (ii) the portion of any long‑term debt that is classified as a current liability on our balance sheet, in each case net of any unamortized discount on such outstanding amounts.

(6)
The Equity Appreciation Rights (“EAR”) as structured did not qualify for equity accounting treatment. As such, the liability was re‑measured at each reporting period based on our then‑current projection of our Common Stock Equivalent (“CSE”) value. The EAR plan expired on December 31, 2016 and the outstanding EAR liability of $151.5 million was settled in full by a cash payment to participants during the first quarter of 2017.

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
Our target market is dedicated golfers, who are the cornerstone of the worldwide golf industry. These dedicated golfers are avid and skill‑biased, prioritize performance and commit the time, effort and money to improve their game. We seek to leverage a pyramid of influence product and promotion strategy, whereby our products are the most played by the world's best players, creating aspirational appeal for a broad range of golfers who want to emulate the performance of the game’s best players.
Our differentiated focus on performance and quality excellence, enduring connections with dedicated golfers, and favorable and market‑differentiating mix of consumable and durable products have been the key drivers of our solid financial performance, despite challenges related to demographic, macroeconomic, industry disruptions and weather related conditions.
We were incorporated in Delaware on May 9, 2011 as Alexandria Holdings Corp., an entity owned by Fila Korea Co., Ltd. (“Fila Korea”), a leading sport and leisure apparel and footwear company which is a public company listed on the Korea Exchange, and a consortium of financial investors. We acquired Acushnet Company, our operating subsidiary, from Beam Suntory, Inc. (at the time known as Fortune Brands, Inc.) (“Beam”) on July 29, 2011 (the “Acquisition”). We completed an initial public offering of our common stock in November 2016. See “Notes to Consolidated Financial Statements– Note 1– Description of Business,” Item 8 of Part II, included elsewhere in this report, for disclosures related to our initial public offering and other related transactions.
Basis of Presentation
The accompanying results have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company, our wholly- owned subsidiaries and less than wholly-owned subsidiaries, including a variable interest entity (“VIE”) in which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
During 2018, we adopted ASU 2017‑07, “Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost” requiring us to reclassify the non-service cost component of net periodic benefit cost from cost of goods sold and operating expenses to other expense, net on the consolidated statement of operations for 2017 and 2016. As a result, certain prior period amounts have been reclassified to conform to current year presentation, including restatement of our segment operating income for 2017 and 2016.
During the fourth quarter of 2018, we determined that in 2011 we did not record a required deferred income tax liability on the difference between the book and tax basis of intangible assets resulting from the 2011 acquisition of Acushnet Company. This deferred tax liability should have been remeasured during the fourth quarter of 2017 based upon the change in tax rates resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). We have corrected these errors as a revision to the previously issued financial statements. The correction of these errors resulted in a decrease in income tax expense of $6.6 million and an increase in net income of $6.6 million. The impact of this revision has been reflected throughout these financial statements, including the related footnotes, and is not material to the consolidated financial statements for the year ended December 31, 2017. See further discussion in “Notes to Consolidated Financial Statements –Note 2 – Summary of Significant Accounting Policies.”, Item 8 of Part II, included elsewhere in this report.

We have four reportable segments. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear. Segment operating income includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net; the non-service cost component of net periodic benefit cost; equity appreciation rights ("EAR") expense; losses on the fair value of common stock warrants; transaction fees and other non-operating gains and losses as we do not allocate these to the reportable segments.
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
Weather Conditions
Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year-round, with many of our on‑course customers closed during the cold weather months and, to a lesser extent, during the hot weather months. Unfavorable weather conditions in our major markets, such as a particularly long winter, a cold and wet spring, or an extremely hot summer, would reduce the number of playable days and rounds played in a given year, which would result in a decrease in the amount spent by golfers and golf retailers on our products, particularly with respect to consumable products such as golf balls and golf gloves. In addition, unfavorable weather conditions and natural disasters can adversely affect the number of custom club fitting and trial events that we can perform during the key selling period. Unusual or severe weather conditions throughout the year, such as storms or droughts or other water shortages, can negatively affect golf rounds played both during the events and afterward, as weather damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could impact our sales. Adverse weather conditions may have a greater impact on us than other golf equipment companies as we have a large percentage of consumable products in our product portfolio, and the purchase of consumable products are more dependent on the number of rounds played in a given year.
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
Demographic Factors
Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 and above, currently “gen‑x” (age 39 to 54) and “baby boomers” (age 55 to 73), who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, another promising development in golf has been the generational shift with millennial golfers making their marks at both professional and amateur levels and, in 2018, accounting for 26% of golfers overall in the U.S.
Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among the current gen‑x and baby boomer generations. In such case, sales of our products could be negatively impacted.

Seasonality
Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year-round, with many of our on‑course customers closed during the cold weather months. In general, during the first quarter, we begin selling our products into the golf retail channel for the new golf season. This initial sell‑in generally continues into the second quarter. Our second‑quarter sales are significantly affected by the amount of sell‑through, in particular the amount of higher value discretionary purchases made by customers, which drives the level of reorders of our products sold‑in during the first quarter. Our third‑quarter sales are generally dependent on reorder business, and are generally less than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Our fourth‑quarter sales are generally less than the other quarters due to the end of the golf season in many of our key markets, but can also be affected by key product launches, particularly golf clubs. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including weather conditions as discussed above under “—Weather Conditions” and the timing of new product introductions as discussed below under “—Cyclicality.” This seasonality affects sales in each of our reportable segments differently. In general, however, because of this seasonality, a majority of our sales and most of our profitability generally occurs during the first half of the year.
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
Product Life Cycles
Titleist Golf Balls Segment
We launch new Titleist golf ball models on a two-year cycle, with new product launches of our premium performance models, Pro V1 and Pro V1x, generally occurring in the first quarter of odd-numbered years, and AVX, in the first quarter of even-numbered years. New product launches of our performance models that include Tour Soft and Velocity, generally occurring in the first quarter of even-numbered years, and DT TruSoft occurring in the third quarter in odd-numbered years. For new golf ball models, sales occur at a higher rate in the year of the initial launch than in the second year. Given the Pro V1 franchise is our highest volume and our highest priced product in this product category, we typically have higher net sales in our Titleist golf ball segment in odd-numbered years.
Titleist Golf Clubs Segment
We generally launch new Titleist golf club models on a two‑year cycle. Since the fall of 2014, we have generally used the following product launch cycle, and at present we anticipate continuing to use this product launch cycle going forward because we believe it aligns our launches with the purchase habits of dedicated golfers. In general, we launch:

•
drivers and fairways in the third or fourth quarter of even‑numbered years, which typically results in an increase in sales of drivers and fairways during such quarters because retailers take on initial supplies of these products as stock inventory, with increased sales generated by such new products continuing the following spring and summer of odd‑numbered years;

•
irons and hybrids in the third or fourth quarter of odd‑numbered years, with the majority of sales generated by such new products occurring in the following spring and summer of even‑numbered years because a higher percentage of our new irons and hybrids as compared to our drivers and fairways are sold through on a custom fit basis and the spring and summer is when golfers tend to make such custom fit purchases;

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

As a result of this product launch cycle, we generally expect to have higher net sales in our Titleist golf clubs segment in even‑numbered years due to the following factors:

•
the majority of sales generated by new irons and hybrids launched in the third or fourth quarter of odd‑numbered years is expected to occur in the spring and summer of the following even‑numbered years;

•	the majority of sales generated by new Vokey Design wedges launched in the first quarter of even‑numbered years is expected to occur in such even‑numbered years;

•	the majority of sales generated by new Scotty Cameron Select line of putters launched in the first quarter of even‑numbered years is expected to occur in such even‑numbered years; and

•	the increase in sales of new drivers and fairways launched in the third or fourth quarter of even‑numbered years due to the initial sell‑in of these products during such quarters.
Titleist Golf Gear and FootJoy Golf Wear Segments
Our FootJoy golf wear and Titleist golf gear businesses are not subject to the same degree of cyclical fluctuation as our golf ball and golf club businesses as new product offerings and styles are generally introduced each year and at different times during the year.
Foreign Currency
In each of the years ended December 31, 2018, 2017 and 2016, 49% of our net sales were generated outside of the United States by our non‑U.S. subsidiaries. Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For the year ended December 31, 2018, approximately 84% of our cost of goods sold incurred by our non‑U.S. subsidiaries was denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries.

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
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. For the year ended December 31, 2018, 49% of our sales were denominated in foreign currencies. In addition, for the year ended December 31, 2018, 32% of our total operating expenses were denominated in foreign currencies (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries). Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
2016 Customer Event
In September 2016, Golfsmith International Holdings LP, a specialty golf retailer and, at that time, one of our largest customers, announced bankruptcy proceedings. The Golfsmith bankruptcy resulted in a significant disruption to our business in the second half of 2016 and full year 2017, with the reorganization activities and store closures resulting in less product sell-in to retail. In addition, our 2017 sales were also impacted as a result of liquidation activities and lower retail sell-in resulting from the reduced store count.
Key Performance Measures
We use various financial metrics to measure and evaluate our business, including, among others: (i) net sales on a constant currency basis, (ii) Adjusted EBITDA on a consolidated basis, (iii) Adjusted EBITDA margin on a consolidated basis and (iv) segment operating income.
Since a significant percentage of our net sales are generated outside of the United States, we use net sales on a constant currency basis to evaluate the sales performance of our business in period over period comparisons and for forecasting our business going forward. Constant currency information allows us to estimate what our sales performance would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency sales and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. This constant currency information should not be considered in isolation or as a substitute for any measure derived in accordance with U.S. GAAP. Our presentation of constant currency information may not be consistent with the manner in which similar measures are derived or used by other companies.
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, income tax expense, depreciation and amortization, the expenses relating to the Acushnet Company Equity Appreciation Rights Plan, as amended (the “EAR plan”), share-based compensation expense, a one-time executive bonus, restructuring charges, certain transaction fees, indemnification expense (income) from Beam, executive pension settlement, losses on the fair value of our common stock warrants, certain other non-cash (gains) losses, net and the net income relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items, or affected by similar non‑recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Net sales	$1,633,721	$1,560,258	$1,572,275
Cost of goods sold	791,370	758,401	773,275
Gross profit	842,351	801,857	799,000
Operating expenses:
Selling, general and administrative	611,883	578,289	600,092
Research and development	51,489	47,241	48,126
Intangible amortization	6,644	6,499	6,608
Restructuring charges	—	—	1,673
Income from operations	172,335	169,828	142,501
Interest expense, net	18,402	15,709	49,908
Other expense, net	3,629	2,443	3,371
Income before income taxes	150,304	151,676	89,222
Income tax expense	47,232	48,475	39,707
Net income	103,072	103,201	49,515
Less: Net income attributable to noncontrolling interests	(3,200)	(4,506)	(4,503)
Net income attributable to Acushnet Holdings Corp.	$99,872	$98,695	$45,012
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$99,872	$98,695	$45,012
Income tax expense	47,232	48,475	39,707
Interest expense, net	18,402	15,709	49,908
Depreciation and amortization	40,496	40,871	40,834
EAR Plan(a)	—	—	6,047
Share-based compensation	18,563	15,285	14,494
One-time executive bonus(b)	—	—	7,500
Restructuring charges(c)	—	—	1,673
Transaction fees	599	686	16,817
Beam indemnification (income) expense (d)	(258)	177	(2,174)
Executive pension settlement(e)	2,543	—	—
Losses on the fair value of our common stock warrants(f)	—	—	6,112
Other non-cash (gains) losses, net	177	(1,036)	(592)
Non-recurring income(g)	—	—	(1,467)
Net income attributable to noncontrolling interests	3,200	4,506	4,503
Adjusted EBITDA	$230,826	$223,368	$228,374
Adjusted EBITDA margin	14.1%	14.3%	14.5%

___________________________________

(a)
Reflects expenses related to the EARs granted under our EAR Plan and the remeasurement of the liability at each reporting period based on the then-current projection of our common stock equivalent value (as defined in the EAR Plan). The EAR Plan expired on December 31, 2016.

(b)	In the first quarter of 2016, our former Chief Executive Officer ("CEO") was awarded a cash bonus in the amount of $7.5 million as consideration for past performance.

(c)	Reflects restructuring charges incurred in connection with the reorganization of certain of our operations.

(d)	Reflects the non‑cash charges related to the indemnification obligations owed to us by Beam that are included when calculating net income (loss) attributable to Acushnet Holdings Corp.

(e)	In the third quarter of 2018, our former CEO received lump-sum pension benefit payments in connection with his retirement, which resulted in a non-cash settlement expense of $2.5 million.

(f)	Fila Korea exercised all of our outstanding common stock warrants in July 2016 and we used the proceeds from such exercise to redeem all of our outstanding 7.5% bonds due 2021.

(g)	Reflects legal judgment in favor of us associated with the Beam value‑added tax dispute recorded in other (income) expense.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(dollars in thousands)
Titleist golf balls	$523,967	$512,041	$11,926	2.3%	$6,052	1.2%
Titleist golf clubs	445,341	397,987	47,354	11.9%	41,833	10.5%
Titleist golf gear	146,067	142,911	3,156	2.2%	444	0.3%
FootJoy golf wear	439,681	437,455	2,226	0.5%	(6,209)	(1.4)%
Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
	2018	2017	$ change	% change
	(dollars in thousands)
Titleist golf balls	$78,973	$78,419	$554	0.7%
Titleist golf clubs	45,156	32,084	13,072	40.7%
Titleist golf gear	15,430	16,803	(1,373)	(8.2)%
FootJoy golf wear	17,974	27,038	(9,064)	(33.5)%

Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
	2018	2017	$ change	% change	$ change	% change
	(dollars in thousands)
United States	$826,111	$789,879	$36,232	4.6%	$36,232	4.6%
EMEA	219,803	205,200	14,603	7.1%	2,573	1.3%
Japan	199,107	201,264	(2,157)	(1.1)%	(5,690)	(2.8)%
Korea	221,146	200,394	20,752	10.4%	13,696	6.8%
Rest of world	167,554	163,521	4,033	2.5%	2,014	1.2%
Total net sales	$1,633,721	$1,560,258	$73,463	4.7%	$48,825	3.1%

Net Sales
Net sales increased by $73.4 million or 4.7%, to $1,633.7 million for the year ended December 31, 2018 compared to $1,560.3 million for the year ended December 31, 2017. On a constant currency basis, net sales would have increased by $48.8 million, or 3.1%, to $1,609.1 million. The increase in net sales on a constant currency basis was driven by an increase of $41.8 million in net sales of Titleist golf clubs due to higher sales volumes of drivers and fairways resulting from our newly introduced TS models, which were launched in the third quarter of 2018 and wedges which were launched in the first quarter of 2018.
Net sales in the United States increased by $36.2 million, or 4.6%, to $826.1 million for the year ended December 31, 2018 compared to $789.9 million for the year ended December 31, 2017. This increase in net sales in the United States was primarily driven by an increase of $27.9 million in net sales of Titleist golf clubs and an increase of $4.7 million in net sales of Titleist golf balls despite unfavorable weather conditions which negatively impacted rounds of play.
Our sales in regions outside of the United States increased by $37.3 million, or 4.8%, to $807.6 million for the year ended December 31, 2018 compared to $770.4 million for the year ended December 31, 2017. On a constant currency basis, net sales in such regions would have increased by $12.6 million, or 1.6%, to $783.0 million, driven by an increase of $13.9 million in net sales of Titleist golf clubs, partially offset by a decrease of $7.2 million in net sales of FootJoy golf wear and a decrease of $2.2 million in net sales of Titleist golf gear. The remaining change in net sales was primarily due to sales volume growth of products that are sold in regions outside the United States and that are not allocated to one of our four reportable segments.
Gross Profit
Gross profit increased by $40.5 million to $842.4 million for the year ended December 31, 2018 compared to $801.9 million for the year ended December 31, 2017. Gross margin increased to 51.6% for the year ended December 31, 2018 compared to 51.4% for the year ended December 31, 2017. The increase in gross profit was largely driven by a $26.3 million increase in gross profit in Titleist golf clubs primarily due to a sales volume increase in newly introduced drivers, fairways and wedges and an increase of $5.6 million in Titleist golf balls driven by higher average selling prices.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $33.6 million to $611.9 million for the year ended December 31, 2018 compared to $578.3 million for the year ended December 31, 2017. This increase was primarily due to an increase of $16.7 million in selling expenses across all segments, an increase of $5.4 million in advertising and promotion expenses primarily related to the new product launches in Titleist golf clubs, a $2.7 million increase in information technology related costs and an increase of $2.8 million in share-based compensation. Overall SG&A included a $5.3 million unfavorable impact of changes in foreign currency exchange rates across all expense categories and segments.
Research and Development
R&D expenses increased by $4.3 million to $51.5 million for the year ended December 31, 2018 compared to $47.2 million for the year ended December 31, 2017. This increase was mainly attributable to employee related costs. As a percentage of consolidated net sales, R&D expenses were 3.2%, up from 3.0% for the year ended December 31, 2017.
Intangible Amortization
Intangible amortization expenses were $6.6 million for the year ended December 31, 2018, compared to $6.5 million for the year ended December 31, 2017.
Interest Expense, net
Interest expense, net increased by $2.7 million to $18.4 million for the year ended December 31, 2018 compared to $15.7 million for the year ended December 31, 2017. This increase was primarily due to higher average interest rates on outstanding borrowings during the year ended December 31, 2018.
Other Expense, net
Other expense, net increased by $1.2 million to $3.6 million for the year ended December 31, 2018 compared to $2.4 million for the year ended December 31, 2017. This increase was primarily due to a $2.5 million non-cash settlement expense resulting from a lump sum benefit payment to our former CEO associated with his retirement, offset in part by an increase in expected return on pension plan assets of $1.0 million.

Income Tax Expense
Income tax expense decreased by $1.3 million to $47.2 million for the year ended December 31, 2018 compared to $48.5 million for the year ended December 31, 2017. Our effective tax rate ("ETR") was 31.4% for the year ended December 31, 2018, compared to 32.0% for the year ended December 31, 2017. The decrease in ETR was primarily driven by the partial release of our valuation allowance on deferred tax assets, offset by the net impact of changes resulting from the 2017 Tax Act, including incremental guidance issued in 2018, and changes to our geographic mix of earnings.
Net Income Attributable to Acushnet Holdings Corp.
Net income attributable to Acushnet Holdings Corp. increased by $1.2 million to $99.9 million for the year ended December 31, 2018 compared to $98.7 million for the year ended December 31, 2017, primarily as a result of an increase in income from operations.
Adjusted EBITDA
Adjusted EBITDA increased by $7.4 million to $230.8 million for the year ended December 31, 2018 compared to $223.4 million for the year ended December 31, 2017. Adjusted EBITDA margin decreased to 14.1% for the year ended December 31, 2018 compared to 14.3% for the year ended December 31, 2017.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased by $12.0 million, or 2.3%, to $524.0 million for the year ended December 31, 2018 compared to $512.0 million for the year ended December 31, 2017. On a constant currency basis, net sales in our Titleist golf balls segment would have increased by $6.1 million, or 1.2%, to $518.1 million. This increase was primarily driven by higher sales volumes attributed to our new AVX premium performance golf balls and our performance golf balls launched in the second quarter and first quarter, respectively, partially offset by a sales volume decline in Pro V1 and Pro V1x golf balls which were in their second model year and unfavorable weather conditions which negatively impacted rounds of play.
Titleist golf balls segment operating income increased by $0.6 million, or 0.7%, to $79.0 million for the year ended December 31, 2018 compared to $78.4 million for the year ended December 31, 2017 primarily due to an increase in gross profit of $5.6 million which was partially offset by higher operating expenses. The increase in gross profit was primarily driven by higher average selling prices.  Operating expenses increased primarily due to a $2.3 million increase in selling expenses mainly attributable to employee related costs and a $2.2 million increase in research and development expenses.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased by $47.3 million, or 11.9%, to $445.3 million for the year ended December 31, 2018 compared to $398.0 million for the year ended December 31, 2017. On a constant currency basis, net sales in our Titleist golf clubs segment would have increased by $41.8 million, or 10.5%, to $439.8 million. This increase was primarily driven by higher sales volumes of our newly introduced TS drivers and TS fairways launched in the third quarter of 2018 and our wedges launched in the first quarter of 2018, partially offset by lower sales volume of our previous generation hybrids.
Titleist golf clubs segment operating income increased by $13.1 million, or 40.7%, to $45.2 million for the year ended December 31, 2018 compared to $32.1 million for the year ended December 31, 2017. The increase in operating income was primarily driven by higher gross profit of $26.3 million partially offset by higher operating expenses. The increase in gross profit was driven by the sales volume increases discussed above. Higher operating expenses were primarily due to an increase of $4.9 million in advertising and promotion expenses related to the new product launches and $4.7 million in selling costs.

Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased by $3.2 million, or 2.2%, to $146.1 million for the year ended December 31, 2018 compared to $142.9 million for the year ended December 31, 2017. On a constant currency basis, net sales in our Titleist golf gear segment would have increased by $0.4 million, or 0.3%, to $143.3 million. This increase was primarily due to higher average selling prices across all categories of the gear business, largely offset by a sales volume decline in travel gear.
Titleist golf gear segment operating income decreased by $1.4 million, or 8.2%, to $15.4 million for the year ended December 31, 2018 compared to $16.8 million for the year ended December 31, 2017. The decrease in operating income was largely the result of an increase of $4.1 million in operating expenses primarily as a result of increased selling expenses and allocated administration expenses, partially offset by a $2.7 million increase in gross profit.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased by $2.2 million, or 0.5%, to $439.7 million for the year ended December 31, 2018 compared to $437.5 million for the year ended December 31, 2017. On a constant currency basis, net sales in our FootJoy golf wear segment would have decreased by $6.2 million, or 1.4%, to $431.3 million. This decrease primarily resulted from a sales volume decline in footwear, partially offset by higher average selling prices across all FootJoy categories and a sales volume increase in apparel.
FootJoy golf wear segment operating income decreased by $9.0 million, or 33.5%, to $18.0 million for the year ended December 31, 2018 compared to $27.0 million for the year ended December 31, 2017. The decrease in operating income was a result of higher operating expenses of $10.3 million, partially offset by higher gross profit. The increase in gross profit was primarily driven by higher average selling prices as discussed above and higher sales volumes in apparel partially offset by lower sales volumes in footwear. Higher operating expenses were primarily due to an increase of $4.5 million in selling expense, an increase of $2.1 million in advertising and promotion expenses and increased allocated administration expenses.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(dollars in thousands)
Titleist golf balls	$512,041	$513,899	$(1,858)	(0.4)%	$(310)	(0.1)%
Titleist golf clubs	397,987	430,966	(32,979)	(7.7)%	(29,805)	(6.9)%
Titleist golf gear	142,911	136,208	6,703	4.9%	7,120	5.2%
FootJoy golf wear	437,455	433,061	4,394	1.0%	8,643	2.0%
Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
	2017	2016	$ change	% change
	(dollars in thousands)
Titleist golf balls	$78,419	$76,954	$1,465	1.9%
Titleist golf clubs	32,084	51,003	(18,919)	(37.1)%
Titleist golf gear	16,803	12,212	4,591	37.6%
FootJoy golf wear	27,038	19,305	7,733	40.1%

Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
	2017	2016	$ change	% change	$ change	% change
	(dollars in thousands)
United States	$789,879	$804,516	$(14,637)	(1.8)%	$(14,637)	(1.8)%
EMEA	205,200	210,088	(4,888)	(2.3)%	2,003	1.0%
Japan	201,264	219,021	(17,757)	(8.1)%	(10,007)	(4.6)%
Korea	200,394	175,956	24,438	13.9%	19,919	11.3%
Rest of world	163,521	162,694	827	0.5%	(410)	(0.3)%
Total net sales	$1,560,258	$1,572,275	$(12,017)	(0.8)%	$(3,132)	(0.2)%
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
Gross Profit
Gross profit increased by $2.9 million to $801.9 million for the year ended December 31, 2017 compared to $799.0 million for the year ended December 31, 2016. Gross margin increased to 51.4% for the year ended December 31, 2017 compared to 50.8% for the year ended December 31, 2016. The increase in gross profit was largely driven by an increase in gross profit from our products not allocated to one of our four reportable segments and a $5.6 million increase in gross profit in FootJoy golf wear primarily due to sales volume increase in apparel. These increases were largely offset by a decrease of $17.9 million in Titleist golf clubs primarily resulting from lower sales volumes of drivers and fairways, coupled with wedges which were in their second model year. The increase in gross margin was primarily driven by a gross margin increase in the FootJoy golf wear segment and from our products not allocated to one of our four reportable segments.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $21.8 million to $578.3 million for the year ended December 31, 2017 compared to $600.1 million for the year ended December 31, 2016. This decrease primarily resulted from the absences of $16.8 million in transaction costs primarily related to our initial public offering, a $7.5 million one-time executive bonus and a $5.6 million expense associated with our EAR plan, all recorded in the year ended December 31, 2016 and a $6.2 million reduction in bad debt expense in the year ended December 31, 2017. This was partially offset by an increase of $9.2 million driven by higher consulting, legal and administrative costs and an increase of $6.2 million in selling expenses primarily due to our products not allocated to one of our four reportable segments and from FootJoy golf wear.
Research and Development
R&D expenses decreased by $0.9 million to $47.2 million for the year ended December 31, 2017 compared to $48.1 million for the year ended December 31, 2016. This decrease primarily resulted from the absence of a $0.3 million expense associated with our EAR plan. As a percentage of consolidated net sales, R&D expenses were 3.0%, down from 3.1% for the year ended December 31, 2016.
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
Other Expense, net
Other expense, net decreased by $1.0 million to $2.4 million for the year ended December 31, 2017 compared to $3.4 million for the year ended December 31, 2016. This decrease primarily resulted from the recognition of a loss of $6.1 million on the fair value measurement of common stock warrants prior to the final exercise of common stock warrants during the year ended December 31, 2016. This decrease was partially offset by a $2.4 million decrease in income tax indemnification income, a $1.9 million increase in the non-service cost components of net periodic benefit cost and a $1.5 million decrease in other income related to a favorable legal judgment recorded during the year ended December 31, 2016.
Income Tax Expense
Income tax expense increased by $8.8 million to $48.5 million for the year ended December 31, 2017 compared to $39.7 million for the year ended December 31, 2016. Our ETR was 32.0% for the year ended December 31, 2017, compared to 44.5% for the year ended December 31, 2016. The decrease in ETR primarily resulted from decreases in non-deductible transaction costs, non-cash fair value losses on common stock warrants which are not tax effected, and indemnified tax obligations, offset by the impact due to the reduced U.S. Federal tax rate on deferred tax assets and liabilities and the impact of the U.S. transition tax, both as provided for by the 2017 Tax Act and changes to the geographical mix of earnings.
Net Income Attributable to Acushnet Holdings Corp.
Net income attributable to Acushnet Holdings Corp. increased by $53.7 million to $98.7 million for the year ended December 31, 2017 compared to $45.0 million for the year ended December 31, 2016. This change was primarily a result of lower interest expense and higher income from operations partially offset by higher income tax expense, as discussed in more detail above.
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
Titleist golf balls segment operating income increased by $1.4 million, or 1.9%, to $78.4 million for the year ended December 31, 2017 compared to $77.0 million for the year ended December 31, 2016.  The increase in operating income was driven by a decrease in operating expenses. Operating expenses decreased primarily resulting from the absence of a $2.9 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016 and a decrease of $2.4 million in bad debt expense, partially offset by an increase of $3.2 million in the segment allocation of consulting, legal and administrative costs.
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
Titleist golf clubs segment operating income decreased by $18.9 million, or 37.1%, to $32.1 million for the year ended December 31, 2017 compared to $51.0 million for the year ended December 31, 2016. This decrease primarily resulted from lower gross profit of $17.9 million primarily as a result from decreased sales volumes as discussed above. Operating expenses were up, driven by an increase of $3.0 million in the segment allocation of consulting, legal and administrative costs and an increase of $0.8 million in research and development costs, largely offset by the absence of a $1.8 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016 and a decrease of $1.5 million in bad debt expense.
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
Titleist golf gear segment operating income increased by $4.6 million, or 37.6%, to $16.8 million for the year ended December 31, 2017 compared to $12.2 million for the year ended December 31, 2016. This increase was driven by higher gross profit on the increased sales as discussed above as well as higher gross margin resulting from higher average selling prices, as discussed above.
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
FootJoy golf wear segment operating income increased by $7.7 million, or 40.1%, to $27.0 million for the year ended December 31, 2017 compared to $19.3 million for the year ended December 31, 2016. This increase was driven by higher gross profit and lower operating expenses. The higher gross profit was primarily driven by the increase in apparel sales volumes discussed above coupled with higher average selling prices. Gross margin increased, primarily as a result from lower product costs in apparel and our gloves categories and a favorable mix shift in the footwear category. The decrease in operating expenses primarily resulted from a decrease of $2.6 million in advertising and promotion costs, the absence of a $2.1 million expense related to the segment allocation of the one-time executive bonus recorded in the first quarter of 2016, and a decrease of $1.8 million in bad debt expense, partially offset by an increase of $2.1 million in the segment allocation of consulting, legal and administrative costs and an increase of $2.0 million in selling expense.
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
As of December 31, 2018, we had $29.0 million of unrestricted cash (including $7.6 million attributable to our FootJoy golf shoe joint venture). As of December 31, 2018, 91.7% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
On June 7, 2018, we amended our credit agreement, resulting in the restrictive covenant governing the payment of dividends, the making of certain other payments and the redemption or repurchase of capital stock being amended to permit an additional $150.0 million of such payments, redemptions and/or repurchases, subject to certain conditions. As of December 31, 2018, we had $263.6 million of availability under our revolving credit facility after giving effect to $11.4 million of outstanding letters of credit and we had $62.6 million available under our local credit facilities. See “Notes to Consolidated Financial Statements-Note 10-Debt and Financing Arrangements,” Item 8 of Part II included elsewhere in this report, for a description of our credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2018, we were in compliance with all covenants under the credit agreement. See "Notes to Consolidated Financial Statements- Note 10- Debt and Financing Arrangements," Item 8 of Part II included elsewhere in this report, for a description of our covenants.
We made $32.8 million of capital expenditures in the year ended December 31, 2018 primarily related to maintenance projects, as well as, investments in innovation and technology to drive continued market leadership and future growth. Capital expenditures for fiscal 2019 are expected to be approximately $36.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. We expect the majority of these capital expenditures in fiscal 2019 will be primarily related to investments to support the manufacturing and distribution of products, our go to market activities and continued investments in information technology to support our global strategic initiatives.
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

Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows provided by (used in):
Operating activities	$163,733	$(27,037)	$104,269
Investing activities	(49,703)	(18,845)	(19,175)
Financing activities	(128,883)	9,255	(62,663)
Effect of foreign exchange rate changes on cash	(1,855)	5,209	(2,425)
Net increase (decrease) in cash	$(16,708)	$(31,418)	$20,006
Cash Flows From Operating Activities
Net cash provided by operating activities was $163.7 million for the year ended December 31, 2018, compared to net cash used in operating activities of $27.0 million for the year ended December 31, 2017, an increase in cash provided by operating activities of $190.7 million. The increase in cash provided by operating activities was primarily due to the payment of the outstanding balance of the EAR Plan of $151.5 million during the year ended December 31, 2017 which reduced net cash provided by operating activities in that period. Cash provided by (used in) operating activities is also subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
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
Cash Flows From Investing Activities
Net cash used in investing activities was $49.7 million for the year ended December 31, 2018, compared to $18.8 million for the year ended December 31, 2017, an increase of $30.9 million, primarily related to business acquisitions, net of cash acquired of $16.9 million and an increase in capital expenditures of $14.0 million related to higher levels of spending on maintenance projects, as well as, investments in innovation and technology.
Net cash used in investing activities was $18.8 million for the year ended December 31, 2017, compared to $19.2 million for the year ended December 31, 2016, a decrease of $0.4 million.
Cash Flows From Financing Activities
Net cash used in financing activities was $128.9 million for the year ended December 31, 2018, compared to net cash provided by financing activities of $9.3 million for the year ended December 31, 2017, an increase in cash used in financing activities of $138.2 million. This increase was primarily due to reduced net proceeds from borrowings, due in part from accelerated principal payments on our delayed draw term loan A facility, and an increase in cash paid for dividends during the year ended December 31, 2018.
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

Contractual Obligations
The following table summarizes our outstanding contractual obligations as of December 31, 2018:

		Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years
	(in thousands)
Long-term debt obligations(1)	$384,844	$35,625	$349,219	$—	$—
Interest payments related to debt obligations(2)	37,323	15,635	21,688	—	—
Pension and other postretirement benefit obligations	249,081	29,619	40,456	46,344	132,662
Purchase obligations(3)	184,425	151,463	24,917	3,241	4,804
Operating lease obligations(4)	54,486	13,119	19,037	8,478	13,852
Total	$910,159	$245,461	$455,317	$58,063	$151,318
___________________________________

(1)	Long‑term debt obligations consisted of the outstanding principal of the term loan A facility and delayed draw term loan A facility.

(2)
Interest payments related to debt obligations assumes that all debt outstanding as of December 31, 2018 remains outstanding until maturity and is calculated based on interest rates in effect as of December 31, 2018. Unused commitment fees related to our revolving credit facility have also been included in this calculation.

(3)
During the normal course of our business, we enter into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The amounts reported in the table above exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2018.

(4)
We lease certain warehouses, distribution and office facilities, vehicles and office equipment under operating leases. Most lease arrangements provide us with the option to renew leases at defined terms. The future operating lease obligations would change if we were to exercise these options or if we were to enter into additional operating leases.

Share Repurchases
In June 2018, our Board of Directors authorized a $20.0 million share repurchase program under which we are authorized to repurchase shares of our issued and outstanding common stock in the open market or in private transactions, including transactions with affiliates. In February 2019, the Board of Directors authorized the repurchase of an additional $30.0 million shares of common stock, bringing the total authorization to $50.0 million. The repurchases are subject to our assessment of market conditions and buying opportunities. The repurchase program is within the terms of our senior secured credit facilities and will remain in effect until completed or until terminated by the Board of Directors.
Off‑Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Management evaluated the development and selection of its critical accounting policies and estimates and believes that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. However, our historical results for the periods presented in our consolidated financial statements have not been materially impacted by such variances. More information on all of our significant accounting policies can be found in "Notes to Consolidated Financial Statements – Note 2—Summary of Significant Accounting Policies,” Item 8 of Part II included elsewhere in this report.
Revenue Recognition
On January 1, 2018, we adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, "Revenue Recognition".
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of our contracts have a single performance obligation to transfer products. Accordingly, we recognize revenue when control of the products has been transferred to the customer, generally at the time of shipment or delivery of products, based on the terms of the contract and the jurisdiction of the sale. Revenue is recognized in an amount that reflects the consideration we expect to be entitled to in exchange for the products. Revenue is recognized net of allowances for discounts and sales returns. Sales taxes and other similar taxes are excluded from revenue.
We reduce revenue by the amount of expected returns and record a corresponding refund liability in accrued expenses and other liabilities. We account for the right of return as variable consideration and recognize a refund liability for the amount of consideration that we estimate will be refunded to customers. In addition, we recognize an asset for the right to recover returned products in other assets on the consolidated balance sheets. Sales returns are estimated based upon historical rates of product returns, current economic trends and changes in customer demands as well as specific identification of outstanding returns. If the actual cost of sales returns are significantly different than the estimated allowance, our results of operations could be materially affected.
We offer sales-based incentive programs to certain customers in exchange for certain benefits, including prominent product placement and exclusive stocking by participating retailers. These programs typically provide qualifying customers with rebates for achieving certain purchase goals. The rebates can be settled in the form of cash or credits or in the form of free product. The rebates which are expected to be settled in the form of cash or credits are accounted for as variable consideration. The estimate of the variable consideration requires the use of assumptions related to the percentage of customers who will achieve qualifying purchase goals and the level of achievement. These assumptions are based on historical experience, current year program design, current marketplace conditions and sales forecasts, including considerations of our product life cycles. If actual experience is significantly different than the assumptions used, our results of operations could be materially affected.
The rebates which are expected to be settled in the form of product are estimated based upon historical experience and the terms of the customer programs and are accounted for as an additional performance obligation. Revenue will be recognized when control of the free products earned transfers to the customer at the end of the related customer incentive program, which generally occurs within one year. Control of the free products generally transfers to the customer at the time of shipment. If actual experience is significantly different than the assumptions used, our results of operations could be materially affected.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance includes amounts for certain customers where a risk of default has been specifically identified as well as a provision for customer defaults when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including credit risk assessments, length of time the receivables are past due, historical experience, customer specific information available to us and existing economic conditions, all of which are subject to change. If the actual uncollected amounts significantly exceed the estimated allowance, our results of operations could be materially affected.

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
We evaluate goodwill annually to determine whether it is impaired. Goodwill is also tested more frequently if an event occurs or circumstances change that would indicate that the fair value of a reporting unit is less than its carrying amount. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset; general economic conditions, such as increasing Treasury rates or unexpected changes in gross domestic product growth; a change in our market shares; budget‑to‑actual performance and consistency of operating margins and capital expenditures; a product recall or an adverse action or assessment by a regulator; or loss in management or key personnel. If an impairment indicator exists, we test goodwill for recoverability. We have identified five reporting units and perform our annual goodwill impairment testing during the fourth fiscal quarter. During 2018, we adopted ASU 2017‑04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment” ("ASU 2017-04"). ASU 2017‑04 removes the second step of the goodwill impairment test.
We may assess qualitative factors to determine if it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at our discretion. We may bypass the qualitative assessment for any reporting unit in any period and perform a quantitative goodwill impairment test. We may resume performing the qualitative assessment in any subsequent period. If we determine based on the qualitative factors that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If, however, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the quantitative goodwill impairment test. We compare the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit.
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
No goodwill impairment charges were recorded for the years ended December 31, 2018, 2017 and 2016.

Indefinite‑Lived Intangible Assets
Certain of our trademarks have been assigned an indefinite life as we currently anticipate that these trademarks will contribute cash flows to us indefinitely. We evaluate whether the trademarks continue to have an indefinite life on an annual basis. Trademarks are reviewed for impairment annually in the fourth fiscal quarter and may be reviewed more frequently if indicators of impairment are present. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator.
Impairment losses are recorded to the extent that the carrying value of the indefinite‑lived intangible asset exceeds its fair value. We measure the fair value of our trademarks using the relief‑from‑royalty method, which estimates the present value of the royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. The most significant estimates and assumptions inherent in this approach are the growth rate of sales from the businesses that use the subject trademark, the net royalty saving rate and the discount rate. No impairment charges for our trademarks were recorded for the years ended December 31, 2018, 2017 and 2016.
Long‑Lived Assets
A long‑lived asset (including amortizing identifiable intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of an asset, a product recall or an adverse action or assessment by a regulator. If such events occur, we compare the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the long‑lived asset or asset group. The cash flows are based on the best estimate of future cash flows derived from the most recent business projections. If this comparison indicates that there is impairment, the amount of the impairment is calculated based on the excess of the asset’s or the asset group’s carrying value over its fair value. Fair value is estimated primarily using discounted expected future cash flows on a market‑participant basis. No impairment charges for our long‑lived assets were recorded for the years ended December 31, 2018, 2017 and 2016.
Pension and Other Postretirement Benefit Plans
We provide various post-employment plans including defined benefit plans (or "pension plans") and postretirement benefit plans which provide benefits to certain eligible U.S and foreign employees.
Pension plans provide benefits based on plan‑specific benefit formulas as defined by the applicable plan documents. Postretirement benefit plans primarily provide for the continuation of healthcare benefits for eligible employees. In general, our policy is to fund our pension benefit obligation based on legal requirements, local practices and tax and liquidity considerations. Contributions to our postretirement benefit plan are determined based upon amounts needed to cover postretirement benefits paid during the period, net of contributions made by eligible employees.
Projected benefit obligations are measured using various actuarial assumptions, such as discount rate, rate of compensation increase, mortality rate, turnover rate and health care cost trend rates, as determined at each year end measurement date. The measurement of net periodic benefit cost is based on various actuarial assumptions, including discount rate, expected return on plan assets and rate of compensation increase, which are determined as of the prior year measurement date. Our actuarial assumptions are reviewed on an annual basis and modified when appropriate.
Our projected benefit obligations related to our pension and other postretirement benefit plans are valued using a weighted‑average discount rate of 4.25% and 4.27%, respectively, for the year ended December 31, 2018. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high‑quality fixed income securities with durations that match the timing of expected benefit payments. Changes in the selected discount rate could have a material impact on our projected benefit obligations and the unfunded status of our pension and other postretirement benefit plans. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations of our pension and other postretirement benefit plans by approximately $26.4 million and $1.5 million, respectively, for the year ended December 31, 2018.
Our net periodic benefit cost is calculated using a variety of assumptions, including a weighted average discount rate and expected return on plan assets. The expected return on plan assets is determined based on several factors, including adjusted historical returns, historical risk premiums for various asset classes and target asset allocations within the portfolio. Adjustments made to the historical returns are based on recent return experience in the equity and fixed income markets and the belief that deviations from historical returns are likely over the relevant investment horizon. Actual cost is also dependent on various other factors related to the employees covered by these plans. Adjustments to our actuarial assumptions could have a material adverse impact on our operating results. Decreasing the discount rate by 100 basis points would increase net periodic pension and other postretirement benefit cost by approximately $1.4 million and $0.2 million, respectively, for the year ended December 31, 2018. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $2.4 million for the year ended December 31, 2018.
Income Taxes
Deferred income taxes represent a net asset or liability of the Company. For financial reporting purposes, management determines the current tax liability, as well as deferred tax assets and liabilities, in accordance with the asset and liability method of accounting for income taxes. The provision for income taxes is the sum of income taxes both currently payable and deferred into the future. Currently payable income taxes represent the liability related to the Company’s U.S., state and foreign income tax returns for the current year, including amounts anticipated resulting from income tax audits, while the net deferred tax expense or benefit represents the change in the balance of net deferred tax assets or liabilities as reported on the balance sheet. The changes in deferred tax assets and liabilities are determined based upon the estimated timing of reversal of differences between the carrying amount of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax purposes as measured using the currently enacted tax rates that will be in effect at the time these differences are expected to reverse. Additionally, management estimates whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.

The determination of whether a deferred tax asset will be realized is made on both a jurisdictional basis and the use of our estimate of the recoverability of the deferred tax asset. In evaluating whether a valuation allowance is required under such rules, we consider all available positive and negative evidence, including our prior operating results, the nature and reason for any losses, our forecast of future taxable income in each respective tax jurisdiction and the dates on which any deferred tax assets are expected to expire. These assumptions require a significant amount of judgment, including estimates of future taxable income. We had previously recorded a full valuation allowance against our state deferred tax assets. During 2018, we determined, based upon the weight of available positive and negative evidence, that a significant portion of our state deferred tax assets are now expected to be realized and have adjusted the valuation allowance as of December 31, 2018 to reflect the appropriate realizability. As of December 31, 2018 and 2017, the cumulative valuation allowance against deferred tax assets was $15.5 million and $25.6 million, respectively.
The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. In accordance with the 2017 Tax Act we recorded a provisional tax expense of approximately $7.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. This amount was primarily comprised of the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% of approximately $4.0 million, the mandatory one-time tax (“Transition Tax”) on the accumulated earnings of our foreign subsidiaries of approximately $8.6 million, offset by the release of the deferred tax liability previously recorded on our unremitted earnings of $4.8 million. Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act.
December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis, based upon currently available legislative updates, proposed regulations, and other administrative guidance issued related to the 2017 Tax Act, which resulted in an additional tax expense pursuant to SAB 118 in the fourth quarter of 2018 of $10.3 million and a total tax expense of $13.9 million for the year ended December 31, 2018. In 2019, we will continue to review and incorporate, as necessary, updates related to forthcoming U.S. Treasury Regulations, other interpretive guidance, and the finalization of the deemed inclusions to be reported on our U.S. federal income tax returns.
Share‑Based Compensation
We account for share-based compensation in accordance with accounting guidance that requires all share-based compensation awards granted to be measured at fair value and recognized as an expense in the financial statements.
We issue share‑based awards to employees with (i) service‑based vesting conditions or (ii) service‑based and performance‑based vesting conditions. We measure share‑based awards based on the deemed fair value on the date of grant for accounting purposes, and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We account for forfeitures in compensation expense when they occur. For awards with only service‑based vesting conditions, compensation expense is recorded using the straight‑line method. For awards with performance-based vesting conditions, the measurement of the expense is based on our level of achievement of the applicable performance metrics as defined in the applicable award agreements.
Compensation expense for performance-based awards is recorded over the related service period when achievement of the applicable performance metrics is deemed probable, which requires management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. Refer to “Notes to Consolidated Financial Statements-Note 17-Equity Incentive Plans”, Item 8 of Part II, included elsewhere in this report, for a further discussion on share-based compensation.
The remaining unrecognized compensation expense related to non-vested RSUs granted was $7.6 million as of December 31, 2018 and is expected to be recognized over the related weighted average period of 2.0 years.
Derivative Instruments
All derivatives instruments are recognized as either assets or liabilities on the consolidated balance sheet and measurement of these instruments is at fair value. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded as a component of accumulated other comprehensive income (loss) and are recognized in the consolidated statement of operations when the hedged item affects earnings. Any portion of the change in fair value that is determined to be ineffective is immediately recognized in earnings.
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
Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in “Notes to Consolidated Financial Statements – Note 10 - Debt and Financing Arrangements”, Item 8 of Part II, included elsewhere in this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt.
During 2018, we entered into interest rate swap contracts to reduce the impact of variability in interest rates. Under the contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our variable rate debt to fixed rate debt. As of December 31, 2018, the notional value of our outstanding interest rate swap contracts was $185.0 million. Prior to 2018, we had not entered into any interest rate swap contracts. See "Notes to Consolidated Financial Statement – Note 11 - Derivative Financial Instruments", Item 8 of Part II, included elsewhere in this report, for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in variable interest rates on our annual pre-tax interest expense. As of December 31, 2018, we had $200.8 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance cost) after giving effect to $185.0 million of hedged variable rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2018 would have resulted in an increase of $2.0 million in our annual pre-tax interest expense.
As of December 31, 2017, we had $466.9 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance cost). The same sensitivity analysis of movement in variable interest rates as of December 31, 2017, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2017 would have resulted in an increase of $4.7 million in our annual pre‑tax interest expense for the year ended December 31, 2017.
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
The gross U.S. dollar equivalent notional amount of all foreign currency forward contracts outstanding at December 31, 2018 was $312.8 million, representing a net settlement asset of $6.4 million. The gross U.S. dollar equivalent notional amount of all foreign currency forward contracts outstanding at December 31, 2017 was $278.9 million, representing a net settlement liability of $1.4 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding at December 31, 2018, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $6.4 million would decrease by $24.3 million resulting in a net settlement liability of $17.9 million. The same sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding at December 31, 2017, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement liability of $1.4 million would increase by $24.7 million resulting in a net settlement liability of $26.1 million.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act, as amended, (the “ Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”.
Based on our assessment, our management determined that, as of December 31, 2018, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
(a)The following documents are filed as a part of this report:

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

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Acushnet Holdings Corp. (filed herewith).
3.3	Amended and Restated Bylaws of Acushnet Holdings Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K filed on November 2, 2016 (No. 001‑37935)).
10.1†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (filed herewith).
10.2†
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.3†	Acushnet Executive Severance Plan (as amended and restated effective January 1, 2019) (filed herewith).
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

10.7
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

10.8
First Amendment to Credit Agreement, dated as of August 9, 2017, among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc., Acushnet Europe Limited, Wells Fargo Bank, National Association, as administrative agent, and the lenders, letters of credit issues and guarantor parties thereto ((incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 11, 2017 (No. 001-37935)).

10.9
Second Amendment to Credit Agreement, dated as of June 7, 2018, among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc., Acushnet Europe Limited, certain other subsidiaries party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders and other parties thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 12, 2018 (No. 001-37935)).

10.10
Joint Venture Agreement between Acushnet Cayman Limited and Myre Overseas Corporation, dated as of June 1, 1995 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.11
Registration Rights Agreement, dated October 26, 2016, among the Company and the Holders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on November 1, 2016 (No. 001‑37935)).

10.12†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (filed herewith).
10.13†	Acushnet Holdings Corp. Independent Directors Deferral Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).
10.14†	Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 27, 2016 (No. 001-37935)).
10.15†
Employment Agreement between Acushnet Holdings Corp. and David E. Maher, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on March 7, 2018 (No. 001-37935 ).

10.16†	Acushnet Holdings Corp. Employee Deferral Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2018 (No. 001-37935)).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
24.1	Power of Attorney (filed herewith).

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
___________________________________
†Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
ITEM 16.            FORM 10‑K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUSHNET HOLDINGS CORP.

	By:	/s/ David Maher
		Name:	David Maher
Date: February 28, 2019		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Maher	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
David Maher

/s/ Thomas Pacheco	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2019
Thomas Pacheco

*	Chairman	February 28, 2019
Yoon Soo Yoon

*	Director	February 28, 2019
Jennifer Estabrook

*	Director	February 28, 2019
Gregory Hewett

*	Director	February 28, 2019
Sean Sullivan

*	Director	February 28, 2019
Steven Tishman

*	Director	February 28, 2019
Walter Uihlein

*	Director	February 28, 2019
Norman Wesley

*By:	/s/ Brendan Gibbons
	Name:	Brendan Gibbons
	Title:	Attorney In Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Acushnet Holdings Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Acushnet Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
February 28, 2019

We have served as the Company’s, or its predecessors’, auditor since at least 1976, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or a predecessor company.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2018	December 31, 2017
Assets
Current assets
Cash and restricted cash ($8,436 and $13,086 attributable to the variable interest entity ("VIE"))	$31,014	$47,722
Accounts receivable, net	186,114	190,851
Inventories ($9,658 and $13,692 attributable to the VIE)	361,207	363,962
Other assets	85,666	84,541
Total current assets	664,001	687,076
Property, plant and equipment, net ($11,615 and $10,240 attributable to the VIE)	228,388	228,922
Goodwill ($32,312 and $32,312 attributable to the VIE)	209,671	203,403
Intangible assets, net	478,257	481,234
Deferred income taxes	78,028	99,437
Other assets ($2,593 and $2,738 attributable to the VIE)	33,276	33,833
Total assets	$1,691,621	$1,733,905
Liabilities and Shareholders' Equity
Current liabilities
Short-term debt	$920	$20,364
Current portion of long-term debt	35,625	26,719
Accounts payable ($6,882 and $10,587 attributable to the VIE)	86,045	92,759
Accrued taxes	38,268	34,310
Accrued compensation and benefits ($1,634 and $780 attributable to the VIE)	77,181	80,189
Accrued expenses and other liabilities ($3,462 and $2,719 attributable to the VIE)	56,828	52,442
Total current liabilities	294,867	306,783
Long-term debt and capital lease obligations	346,953	416,970
Deferred income taxes	4,635	9,318
Accrued pension and other postretirement benefits ($794 and $1,908 attributable to the VIE)	102,077	130,160
Other noncurrent liabilities ($4,831 and $4,689 attributable to the VIE)	16,105	16,701
Total liabilities	764,637	879,932
Commitments and contingencies (Note 23)
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 74,760,062 and 74,479,319 shares issued and outstanding	75	74
Additional paid-in capital	910,890	894,727
Accumulated other comprehensive loss, net of tax	(89,039)	(81,691)
Retained earnings	72,946	8,199
Total equity attributable to Acushnet Holdings Corp.	894,872	821,309
Noncontrolling interests	32,112	32,664
Total shareholders' equity	926,984	853,973
Total liabilities and shareholders' equity	$1,691,621	$1,733,905

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share amounts)	2018	2017	2016
Net sales	$1,633,721	$1,560,258	$1,572,275
Cost of goods sold	791,370	758,401	773,275
Gross profit	842,351	801,857	799,000
Operating expenses:
Selling, general and administrative	611,883	578,289	600,092
Research and development	51,489	47,241	48,126
Intangible amortization	6,644	6,499	6,608
Restructuring charges	—	—	1,673
Income from operations	172,335	169,828	142,501
Interest expense, net (Note 19)	18,402	15,709	49,908
Other expense, net	3,629	2,443	3,371
Income before income taxes	150,304	151,676	89,222
Income tax expense	47,232	48,475	39,707
Net income	103,072	103,201	49,515
Less: Net income attributable to noncontrolling interests	(3,200)	(4,506)	(4,503)
Net income attributable to Acushnet Holdings Corp.	99,872	98,695	45,012
Dividends earned by preferred shareholders	—	—	(11,576)
Allocation of undistributed earnings to preferred shareholders	—	—	(10,247)
Net income attributable to common shareholders - basic	99,872	98,695	23,189
Adjustments to net income for dilutive securities	—	—	16,475
Net income attributable to common shareholders - diluted	$99,872	$98,695	$39,664
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.34	$1.33	$0.74
Diluted	1.32	1.32	0.62
Cash dividends declared per common share:	0.52	0.48	—
Weighted average number of common shares:
Basic	74,766,176	74,399,836	31,247,643
Diluted	75,472,342	74,590,999	64,323,742

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2018	2017	2016
Net income	$103,072	$103,201	$49,515
Other comprehensive income (loss)
Foreign currency translation adjustments	(11,971)	26,964	(14,656)
Cash flow derivative instruments
Unrealized holding gains (losses) arising during period	6,222	(15,558)	7,014
Reclassification adjustments included in net income	1,886	(1,329)	(5,194)
Tax benefit (expense)	(1,668)	4,072	(451)
Cash flow derivative instruments, net	6,440	(12,815)	1,369
Available-for-sale securities
Unrealized holding gains arising during period	—	150	51
Tax benefit (expense)	—	35	(19)
Available-for-sale securities, net	—	185	32
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	5,690	(6,889)	(16,072)
Tax benefit (expense)	(1,375)	1,698	5,727
Pension and other postretirement benefits adjustments, net	4,315	(5,191)	(10,345)
Total other comprehensive income (loss)	(1,216)	9,143	(23,600)
Comprehensive income	101,856	112,344	25,915
Less: Comprehensive income attributable to noncontrolling interests	(3,114)	(4,524)	(4,563)
Comprehensive income attributable to Acushnet Holdings Corp.	$98,742	$107,820	$21,352

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$103,072	$103,201	$49,515
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	40,496	40,871	40,834
Unrealized foreign exchange (gain) loss	3,960	(4,028)	(2,347)
Amortization of debt issuance costs	1,409	1,321	3,378
Amortization of discount on bonds payable	—	—	3,963
Change in fair value of common stock warrants	—	—	6,112
Share-based compensation	18,563	15,285	14,494
Loss on disposals of property, plant and equipment	128	912	170
Deferred income taxes	15,541	21,272	7,849
Changes in operating assets and liabilities
Accounts receivable	571	(2,592)	12,630
Inventories	805	(28,372)	(2,377)
Accounts payable	(5,789)	974	1,968
Accrued taxes	4,311	(10,283)	14,666
Other assets and liabilities	(19,334)	(165,598)	(34,016)
Interest due to related parties	—	—	(12,570)
Cash flows provided by (used in) operating activities	163,733	(27,037)	104,269
Cash flows from investing activities
Additions to property, plant and equipment	(32,801)	(18,845)	(19,175)
Business acquisitions, net of cash acquired	(16,902)	—	—
Cash flows used in investing activities	(49,703)	(18,845)	(19,175)
Cash flows from financing activities
Proceeds (repayment) of short-term borrowings, net	(17,742)	(25,548)	747
Proceeds from delayed draw term loan A facility	—	100,000	—
Repayment of delayed draw term loan A facility	(40,625)	(5,000)	—
Repayment of term loan A facility	(21,094)	(18,750)	(4,688)
Proceeds from term loan A facility	—	—	375,000
Repayment of senior term loan facility	—	—	(30,000)
Repayment of secured floating rate notes	—	—	(375,000)
Proceeds from exercise of common stock warrants	—	—	34,503
Repayment of bonds	—	—	(34,503)
Debt issuance costs	(381)	—	(6,606)
Dividends paid on common stock	(39,057)	(35,744)	—
Dividends paid on Series A redeemable convertible preferred stock	—	—	(17,316)
Dividends paid to noncontrolling interests	(7,350)	(4,800)	(4,800)
Payment of employee restricted stock tax withholdings	(2,634)	(903)	—
Cash flows provided by (used in) financing activities	(128,883)	9,255	(62,663)
Effect of foreign exchange rate changes on cash	(1,855)	5,209	(2,425)
Net increase (decrease) in cash	(16,708)	(31,418)	20,006
Cash and restricted cash, beginning of year	47,722	79,140	59,134
Cash and restricted cash, end of year	$31,014	$47,722	$79,140
Supplemental information
Cash paid for interest to related parties	$—	$—	$36,753
Cash paid for interest to third parties	18,344	15,488	27,165
Cash paid for income taxes	27,389	35,949	16,589
Non-cash additions to property, plant and equipment	2,568	2,876	1,170
Dividend equivalents rights ("DERs") declared not paid	882	801	—
Non-cash conversion of Series A redeemable convertible preferred stock	—	—	131,036
Non-cash conversion of convertible notes	—	—	362,489
Non-cash conversion of common stock warrants	—	—	28,996

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2015	1,838	$131,036	21,821	$22	$309,110	$(67,234)	$(81,647)	$160,251	$33,255	$193,506
Net income	—	—	—	—	—	—	45,012	45,012	4,503	49,515
Other comprehensive loss	—	—	—	—	—	(23,600)	—	(23,600)	—	(23,600)
Share-based compensation	—	—	—	—	14,494	—	—	14,494	—	14,494
Issuance of common stock	—	—	3,105	3	63,496	—	—	63,499	—	63,499
Conversion of redeemable convertible preferred stock	(1,838)	(131,036)	16,542	16	131,020	—	—	131,036	—	131,036
Conversion of convertible notes	—	—	32,626	33	362,456	—	—	362,489	—	362,489
Dividends paid on Series A redeemable convertible preferred stock	—	—	—	—	—	—	(17,316)	(17,316)	—	(17,316)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(4,800)	(4,800)
Balances at December 31, 2016	—	—	74,094	74	880,576	(90,834)	(53,951)	735,865	32,958	768,823
Net income	—	—	—	—	—	—	98,695	98,695	4,506	103,201
Other comprehensive income	—	—	—	—	—	9,143	—	9,143	—	9,143
Share-based compensation	—	—	—	—	15,054	—	—	15,054	—	15,054
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 17)	—	—	385	—	(903)	—	—	(903)	—	(903)
Dividends and dividend equivalents declared	—	—	—	—	—	—	(36,545)	(36,545)	—	(36,545)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(4,800)	(4,800)
Balances at December 31, 2017	—	—	74,479	74	894,727	(81,691)	8,199	821,309	32,664	853,973
Adoption of new accounting standards (Notes 2, 3 & 14)	—	—	—	—	—	(6,132)	4,631	(1,501)	—	(1,501)
Acquisitions (Note 22)	—	—	—	—	—	—	—	—	3,598	3,598
Net income	—	—	—	—	—	—	99,872	99,872	3,200	103,072
Other comprehensive loss	—	—	—	—	—	(1,216)	—	(1,216)	—	(1,216)
Share-based compensation	—	—	—	—	18,794	—	—	18,794	—	18,794
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 17)	—	—	281	1	(2,631)	—	—	(2,630)	—	(2,630)
Dividends and dividend equivalents declared	—	—	—	—	—	—	(39,756)	(39,756)	—	(39,756)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	—	(7,350)	(7,350)
Balances at December 31, 2018	—	$—	74,760	$75	$910,890	$(89,039)	$72,946	$894,872	$32,112	$926,984
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
Acushnet Holdings Corp. was incorporated in Delaware on May 9, 2011 as Alexandria Holdings Corp., an entity owned by Fila Korea Co., Ltd. (“Fila Korea”), a leading sport and leisure apparel and footwear company which is a public company listed on the Korea Exchange, and a consortium of investors (the “Financial Investors”). Acushnet Holdings Corp. acquired Acushnet Company, its operating subsidiary, from Beam Suntory, Inc. (at the time known as Fortune Brands, Inc.) (“Beam”) on July 29, 2011.
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
Following the pricing of the initial public offering, Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Korea, purchased from the Financial Investors on a pro rata basis 14,818,720 shares of the Company’s common stock, resulting in Magnus holding a controlling ownership interest in the Company’s outstanding common stock. The 14,818,720 shares of the Company’s common stock sold by the Financial Investors were received upon the automatic conversion of certain of the Company’s outstanding convertible notes (Note 10) and Series A preferred stock (Note 15). The remaining outstanding convertible notes and Series A preferred stock automatically converted into shares of the Company’s common stock prior to the closing of the initial public offering.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company, its wholly- owned subsidiaries and less than wholly-owned subsidiaries, including a variable interest entity (“VIE”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.

Revision of Previously Issued Financial Statements
During the fourth quarter of 2018, the Company determined that in 2011 it did not record a required deferred income tax liability on the difference between the book and tax basis of intangible assets resulting from the 2011 acquisition of Acushnet Company. This deferred tax liability should have been remeasured during the fourth quarter of 2017 based upon the change in tax rates resulting from the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The Company has corrected these errors as a revision to the previously issued financial statements. The correction of these errors resulted in a decrease in income tax expense of $6.6 million, an increase in net income of $6.6 million, an increase in comprehensive income of $6.6 million and an increase in both basic and diluted net income per common share of $0.09 for the year ended December 31, 2017. The correction also resulted in a decrease in deferred income tax assets of $10.9 million, an increase in goodwill of $17.5 million, an increase in total assets of $6.6 million and an increase in total shareholders' equity of $6.6 million as of December 31, 2017. The errors also resulted in a decrease in deferred income tax assets of $17.5 million and an increase in goodwill of $17.5 million as of December 31, 2016, which has been revised in the related footnotes. The impact of this revision has been reflected throughout these financial statements, including the related footnotes, and is not material to the consolidated financial statements for the year ended December 31, 2017.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of December 31, 2018 and 2017. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Noncontrolling Interests
The ownership interest held by owners other than the Company in less than wholly-owned subsidiaries are classified as noncontrolling interests. The value attributable to the noncontrolling interests is presented on the consolidated balance sheets within shareholders' equity, separately from the equity attributable to the Company. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are presented separately on the consolidated statements of operations and consolidated statements of comprehensive income, respectively. The Company's less than wholly-owned subsidiaries include a VIE, as discussed above, and PG Professional Golf which was acquired on October 1, 2018 (Note 22).
Cash and Restricted Cash
Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. As of December 31, 2018 and 2017, book overdrafts in the amount of $2.2 million and $2.9 million, respectively, were recorded in accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of December 31, 2018 and 2017, the amount of restricted cash included in cash and restricted cash on the consolidated balance sheet was $2.0 million and $2.3 million, respectively.

Concentration of Credit Risk and of Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk are cash and accounts receivable. Substantially all of the Company's cash deposits are maintained at large, creditworthy financial institutions. The Company's deposits, at times, may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. As of December 31, 2018 and 2017, the Company had $28.6 million and $44.7 million, respectively, in banks located outside the United States. The risk with respect to the Company's accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business.
Inventories
Inventories are valued at the lower of cost and net realizable value. Cost is determined using the first-in, first-out inventory method. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or slow moving inventory. The Company's allowance for obsolete or slow moving inventory contains estimates regarding uncertainties. Such estimates are updated each reporting period and require the Company to make assumptions and to apply judgment regarding a number of factors, including market conditions, selling environment, historical results and current inventory trends. See Note 5 for additional information.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. Gains or losses resulting from disposals are included in income from operations. Betterments and renewals, which improve and extend the life of an asset, are capitalized. Maintenance and repair costs are expensed as incurred.
Estimated useful lives of property, plant and equipment asset categories were as follows:

Buildings and improvements	15	-	40 years
Machinery and equipment	3	-	10 years
Furniture, fixtures and computer hardware	3	-	10 years
Computer software	1	-	10 years

Leasehold and tenant improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.
Certain costs incurred in connection with the development of the Company's internal-use software are capitalized. Internal-use software development costs are primarily related to the Company's enterprise resource planning system. Costs incurred in the preliminary stages of development are expensed as incurred. Internal and external costs incurred in the application development phase, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. Costs such as maintenance and training are expensed as incurred. The capitalized internal-use software costs are included in property, plant and equipment and once the software is placed into service are amortized over the estimated useful life which ranges from three to ten years. See Note 6 for additional information.
Long-Lived Assets
A long-lived asset (including amortizing intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the asset or asset group. The cash flows are based on the best estimate of future cash flows derived from the most recent business projections. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss is recognized based on the excess of the asset's or asset group's carrying value over its fair value. Fair value is determined based on discounted expected future cash flows on a market participant basis. Any impairment charge would be recognized within operating expenses as a selling, general and administrative expense.

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
Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit may be the same as an operating segment or one level below an operating segment. For purposes of assessing potential impairment, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company records goodwill impairment in the amount of the excess of a reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The fair value of the reporting units is determined using the income approach. The income approach uses a discounted cash flow analysis which involves applying appropriate discount rates to estimated future cash flows based on forecasts of sales, costs and capital requirements.
Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. Certain of the Company's trademarks have been assigned an indefinite life as the Company currently anticipates that these trademarks will contribute to its cash flows indefinitely. Indefinite-lived trademarks are reviewed for impairment annually and may be reviewed more frequently if indicators of impairment are present. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The Company measures the fair value of its trademarks using the relief-from-royalty method, which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. See Note 7 for additional information.
The Company performs its annual impairment tests in the fourth quarter of each fiscal year. During the years ended December 31, 2018, 2017 and 2016, no impairment charges were recorded to goodwill or indefinite-lived intangible assets.
Deferred Financing Costs
The Company defers costs directly associated with acquiring third-party financing. These deferred costs are amortized as interest expense over the term of the related indebtedness. Deferred financing costs associated with the revolving credit facilities are included in other current and noncurrent assets and deferred financing costs associated with all other indebtedness are netted against long-term debt and capital lease obligations on the consolidated balance sheet. See Note 10 for additional information.
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

The Company’s derivative instrument assets and liabilities are carried at fair value determined according to the fair value hierarchy described above (Note 11 and 12). The carrying value of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The Company adopted the fair value measurement disclosures for nonfinancial assets and liabilities, such as goodwill and indefinite-lived intangible assets.
In some instances where a market price is available, but the instrument is in an inactive or over-the-counter market, the Company consistently applies the dealer (market maker) pricing estimate and uses a midpoint approach on bid and ask prices from financial institutions to determine the reasonableness of these estimates. Assets and liabilities subject to this fair value valuation approach are typically classified as Level 2. See Note 12 for additional information.
Pension and Other Postretirement Benefit Plans
The Company provides U.S. and foreign defined benefit and defined contribution plans to certain eligible employees and postretirement benefits to certain retirees, including pensions, postretirement healthcare benefits and other postretirement benefits.
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
To calculate the U.S. pension and postretirement benefit plan expense in 2018 and 2017, the Company applied the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for the benefit payments in order to calculate interest cost and service cost.  Prior to 2017, the service cost and interest cost components were determined using a single weighted-average discount rate. The change does not affect the measurement of the total benefit plan obligations, as the change in the service cost and interest cost offsets in the actuarial gains and losses recorded in other comprehensive income (loss). The Company changed to the new method to provide a more precise measure of service and interest cost by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The Company accounted for this change as a change in estimate prospectively beginning in 2017.  See Note 13 for additional information.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between consolidated financial statement carrying amounts and tax basis amounts at enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce deferred income tax assets when it is more-likely-than-not that such assets will not be realized. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.
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

Beam has indemnified certain tax obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company (Note 23). These estimated tax obligations are recorded in accrued taxes and other noncurrent liabilities, and the related indemnification receivable is recorded in other noncurrent assets on the consolidated balance sheet. Any changes in the value of these specifically identified tax obligations are recorded in the period identified in income tax expense and the related change in the indemnification asset is recorded in other expense, net on the consolidated statement of operations. See Note 14 for additional information.
On December 22, 2017, the U.S. enacted the 2017 Tax Act. The 2017 Tax Act contains a new law that subjects the Company to a tax on Global Intangible Low-Taxed Income (“GILTI”), beginning in 2018. GILTI is a tax on foreign income in excess of a deemed return on tangible assets of related foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences, including outside basis differences, expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost.
Cost of Goods Sold
Cost of goods sold includes all costs to make products salable, such as inbound freight, purchasing and receiving costs, inspection costs and transfer costs. In addition, all depreciation expense associated with assets used to manufacture products and make them salable is included in cost of goods sold.
Product Warranty
The Company has defined warranties ranging from one to two years. Products covered by the defined warranty policies include all Titleist golf products, FootJoy golf shoes, and FootJoy golf outerwear. These product warranties generally obligate the Company to pay for the cost of replacement products, including the cost of shipping replacement products to its customers. The estimated cost of satisfying future warranty claims is accrued at the time the sale is recorded. In estimating future warranty obligations, the Company considers various factors, including its warranty policies and practices, the historical frequency of claims, and the cost to replace or repair products under warranty. See Note 8 for additional information.
Advertising and Promotion
Advertising and promotional costs are included in selling, general and administrative expense on the consolidated statement of operations and include product endorsement arrangements with members of the various professional golf tours, media placement and production costs (television, print and internet), tour support expenses and point-of-sale materials. Advertising production costs are expensed as incurred. Media placement costs are expensed in the month the advertising first appears. Product endorsement arrangements are expensed based upon the specific provisions of player contracts. Advertising and promotional expense was $192.2 million, $192.7 million and $196.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Selling
Selling expenses including field sales, sales administration and shipping and handling costs are included in selling, general and administrative expense on the consolidated statement of operations. Shipping and handling costs included in selling expenses were $34.1 million, $32.5 million and $32.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Research and Development
Research and development expenses include product development, product improvement, product engineering, and process improvement costs and are expensed as incurred.
Foreign Currency Translation and Transactions
Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rates of exchange for the reporting period. The related translation adjustments are recorded as a component of accumulated other comprehensive loss. Transactions denominated in a currency other than the functional currency are re-measured into functional currency with resulting transaction gains or losses recorded as selling, general and administrative expense on the consolidated statement of operations. Foreign currency transaction gain (loss) included in selling, general and administrative expense was a loss of $1.9 million, a gain of $4.1 million and a gain of $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Derivative Financial Instruments
All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet and are measured at fair value. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instruments and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and are recognized in the consolidated statement of operations when the hedged item affects earnings. Any portion of the change in fair value that is determined to be ineffective is immediately recognized in earnings. Cash flows from derivative financial instruments and the related hedged transactions are included in cash flows from operating activities. See Note 11 for additional information.
Share-based Compensation
The Company has a share-based compensation plan for board of directors, officers, employees, consultants and advisors of the Company. All awards granted under the plan are measured at fair value at the date of the grant. The Company issues share-based awards with service-based vesting conditions and performance-based vesting conditions. Awards with service-based vesting conditions are amortized as expense over the requisite service period of the award, which is generally the vesting period of the respective award. For awards with performance-based vesting conditions, the measurement of the expense is based on the Company’s level of achievement of performance metrics as defined in the applicable award agreements. The Company accounts for forfeitures in compensation expense when they occur. See Note 17 for additional information.
Net Income per Common Share
Net income per common share attributable to Acushnet Holdings Corp. is calculated under the treasury stock method. Prior to the conversion of the redeemable convertible preferred shares to common stock in connection with the Company’s initial public offering in 2016, the Company applied the two-class method to calculate its basic and diluted net income per common share attributable to Acushnet Holdings Corp., as its redeemable convertible preferred shares were participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. Net income per common share available to Acushnet Holdings Corp. was determined by allocating undistributed earnings between holders of common shares and redeemable convertible preferred shares, based on the participation rights of the preferred shares. Basic net income per common share attributable to Acushnet Holdings Corp. was computed by dividing the net income available to Acushnet Holdings Corp. by the basic weighted-average number of common shares outstanding during the period. Diluted net income per common share attributable to Acushnet Holdings Corp. was computed by dividing the net income available to Acushnet Holdings Corp. after giving effect to the diluted securities by the weighted-average number of dilutive shares outstanding during the period. See Note 20 for additional information.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606") and all the related amendments (the “new revenue standard”) using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to opening retained earnings (Note 3). The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Income Statement—Reporting Comprehensive Income
On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2018‑02, “Income Statement—Reporting Comprehensive Income (Topic 220) —Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” As a result of the adoption of the amendments in this update, the Company recorded a reclassification from accumulated other comprehensive loss, net of tax to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (Note 14). The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Financial Instruments—Recognition and Measurement
On January 1, 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 supersedes the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and requires equity securities to be measured at fair value with changes in the fair value recognized through net income, among other items (Note 18). As a result of the adoption of the amendments in this update, the Company recorded a reclassification of unrealized gains of $2.1 million from accumulated other comprehensive loss, net of tax to retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
Compensation—Retirement Benefits
On January 1, 2018, the Company adopted ASU 2017‑07, “Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” ("ASU 2017-07"). ASU 2017‑07 requires that an employer report the service cost component of net periodic pension and net periodic post retirement cost in the same line item as other compensation costs arising from services rendered by the employees during the period. It also requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. Additionally, only the service cost component is eligible for capitalization. As a result of the adoption of the amendments in this update, the Company recorded a reclassification of the non-service cost component of net periodic benefit cost of $3.5 million and $1.7 million from cost of goods sold and operating expenses to other expense, net on the consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively (Notes 13 and 19). The adoption of this standard also resulted in the restatement of the Company's segment operating income for the years ended December 31, 2017 and 2016 (Note 21) and unaudited quarterly financial data for the quarter ended December 31, 2017 (Note 24).
Intangibles—Goodwill and Other—Simplifying the Test for Goodwill Impairment
On October 31, 2018, the Company adopted ASU 2017‑04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment” ("ASU 2017-04"). ASU 2017‑04 removes the second step of the goodwill impairment test. Instead an entity will perform a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The adoption of this standard did not have an impact on the Company's assessment of goodwill impairment or its consolidated financial statements.
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
Leases
In February 2016, the FASB issued ASU 2016‑02, “Leases,” which will require lessees to recognize right-of-use assets and lease liabilities for leases which were formerly classified as operating leases. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Subsequent to ASU 2016-02, the FASB issued related ASUs, including ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which provides an optional approach to initially apply the new lease guidance upon the adoption date, without adjusting the comparative periods presented. The Company adopted ASU 2016-02 on January 1, 2019, using the optional transition approach which allows for a cumulative effect adjustment in the period of adoption and will not restate prior periods. Although the Company is continuing to assess the potential impact this ASU will have on its consolidated balance sheet and related disclosures, it expects the adoption of this standard to result in the recognition of right-of-use assets and lease liabilities in the range of $40.0 million and $50.0 million. The Company does not expect a material impact to its consolidated statements of operations or cash flows.
3. Revenue
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
The Company recorded a net reduction to opening retained earnings of $1.6 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to a promotional holiday program. The impact of applying ASC 606 was an increase in net sales of $4.3 million and an increase in cost of sales of $2.3 million for the year ended December 31, 2018. Additionally, the Company reclassified the refund liability for expected returns from accounts receivable, net to accrued expenses and other liabilities and reclassified the value of inventory expected to be recovered related to sales returns from inventories to other assets as of December 31, 2018. The refund liability for expected returns was $9.8 million and $13.5 million as of December 31, 2018 and 2017, respectively. The value of inventory expected to be recovered related to sales returns was $5.7 million and $4.3 million as of December 31, 2018 and 2017, respectively. The adoption of ASC 606 did not have any other material impacts to the financial statements.

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
Substantially all of the Company’s revenue is recognized at a point in time and relates to customers who are not engaged in a long-term supply agreement or any form of contract with the Company. Substantially all of sales are paid for on account with the majority of terms between 30 and 60 days, not to exceed one year.
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

Disaggregated Revenue
In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. See Note 21 for the Company's business segment disclosures, as well as a further disaggregation of net sales by geographical area.
4. Allowance for Doubtful Accounts
The activity related to the allowance for doubtful accounts was as follows:

(in thousands)	2018	2017	2016
Balance at beginning of year	$9,975	$12,255	$12,363
Bad debt expense	(583)	337	6,507
Amount of receivables written off	(1,873)	(3,300)	(6,315)
Foreign currency translation	(247)	683	(300)
Balance at end of year	$7,272	$9,975	$12,255
On September 14, 2016 Golfsmith International Holdings LP, one of the Company’s largest customers in the year ended December 31, 2016, announced that its U.S.‑based business, Golfsmith International Holdings, Inc., ("Golfsmith") commenced a Chapter 11 case under Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, and its Canada‑based business, Golf Town Canada Inc. ("Golf Town"), commenced creditor protection proceedings under the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice (Commercial List). The Company’s outstanding receivable related to Golfsmith and Golf Town was reserved for in full by the time of the bankruptcy filing and as of December 31, 2016 the portion related to Golfsmith had been written off.
5. Inventories
The components of inventories were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Raw materials and supplies	$71,068	$72,342
Work-in-process	21,763	23,956
Finished goods	268,376	267,664
Inventories	$361,207	$363,962
6. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Land	$14,515	$14,618
Buildings and improvements	142,113	138,570
Machinery and equipment	160,707	148,999
Furniture, computers and equipment	36,405	32,783
Computer software	62,517	60,736
Construction in progress	19,999	13,586
Property, plant and equipment, gross	436,256	409,292
Accumulated depreciation and amortization	(207,868)	(180,370)
Property, plant and equipment, net	$228,388	$228,922
During the years ended December 31, 2018, 2017 and 2016, software development costs of $4.1 million, $3.1 million and $8.2 million were capitalized. Capitalized software development costs as of December 31, 2018, 2017 and 2016 consisted of software placed into service of $1.7 million, $2.4 million and $7.4 million, respectively, and amounts recorded in construction in progress of $2.4 million, $0.7 million and $0.8 million, respectively. Amortization expense on capitalized software development costs was $6.3 million, $6.4 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Total depreciation and amortization expense related to property, plant and equipment was $32.2 million, $31.6 million and $31.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
7. Goodwill and Identifiable Intangible Assets, Net
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill were as follows:

(in thousands)	Titleist Golf Balls	Titleist Golf Clubs	Titleist Golf Gear	FootJoy Golf Wear	Other	Total
Balances at December 31, 2016	$115,693	$56,187	$13,624	$2,500	$8,699	$196,703
Foreign currency translation	3,941	1,914	464	85	296	6,700
Balances at December 31, 2017	119,634	58,101	14,088	2,585	8,995	203,403
Acquisitions (Note 22)	8,492	—	—	1,071	—	9,563
Foreign currency translation	(1,931)	(949)	(222)	(43)	(150)	(3,295)
Balances at December 31, 2018	$126,195	$57,152	$13,866	$3,613	$8,845	$209,671

Prior year information within the above table has been revised, see further discussion of the impact of these revisions included in Note 2 - Revision of Previously Issued Financial Statements.
The net carrying value by class of identifiable intangible assets was as follows:

	Weighted Average Useful Life (Years)	December 31, 2018			December 31, 2017
(in thousands)		Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trademarks	N/A	$429,051	$—	$429,051	$428,100	$—	$428,100
Amortizing:
Trademarks	8	1,600	(50)	1,550	—	—	—
Completed technology	13	73,900	(41,017)	32,883	73,900	(35,486)	38,414
Customer relationships	17	22,023	(7,250)	14,773	19,666	(6,309)	13,357
Licensing fees and other	11	32,384	(32,384)	—	32,539	(31,176)	1,363
Total intangible assets		$558,958	$(80,701)	$478,257	$554,205	$(72,971)	$481,234
As a result of acquisitions completed during the year ended December 31, 2018, the Company recorded additions to identifiable intangible assets including indefinite-lived trademarks, amortizing trademarks and customer relationships of $1.0 million, $1.6 million and $2.7 million, respectively (Note 22). The Company expects to amortize the acquired amortizing trademarks and customer relationships over an eight year period.
During the years ended December 31, 2018, 2017 and 2016, no impairment charges were recorded to goodwill or indefinite-lived intangible assets.
Identifiable intangible asset amortization expense was $8.0 million, $9.3 million and $9.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which $1.4 million, $2.7 million and $2.7 million associated with certain licensing fees was included in cost of goods sold for the years ended December 31, 2018, 2017 and 2016, respectively.
Identifiable intangible asset amortization expense for each of the next five fiscal years and beyond is expected to be as follows:

(in thousands)
Year ending December 31,
2019	$6,789
2020	6,446
2021	6,446
2022	6,446
2023	6,446
Thereafter	16,633
Total	$49,206

8. Product Warranty
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Balance at beginning of period	$3,823	$3,526	$3,345
Provision	5,909	5,801	6,200
Claims paid/costs incurred	(6,315)	(5,653)	(5,940)
Foreign currency translation	(86)	149	(79)
Balance at end of period	$3,331	$3,823	$3,526
9. Related Party Transactions
Other current assets includes receivables from related parties of $0.5 million as of December 31, 2017. Prior to its initial public offering, the Company incurred interest expense payable to related parties on its outstanding convertible notes (Note 10) and bonds with common stock warrants (Note 11). The related party interest expense totaled $28.1 million for the year ended December 31, 2016.
10. Debt and Financing Arrangements
The Company’s debt and long-term capital lease obligations were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Term loan A facility	$330,469	$351,563
Delayed draw term loan A facility	54,375	95,000
Revolving credit facility	—	10,066
Other short-term borrowings	920	10,298
Capital lease obligations	—	22
Debt issuance costs	(2,266)	(2,896)
Total	383,498	464,053
Less: short-term debt and current portion of long-term debt	36,545	47,083
Total long-term debt and capital lease obligations	$346,953	$416,970
The debt issuance costs of $2.3 million and $2.9 million as of December 31, 2018 and 2017, respectively, relate to the term loan A facility and delayed draw term loan A facility.
Senior Secured Credit Facility
On April 27, 2016, the Company entered into a senior secured credit facilities agreement arranged by Wells Fargo Bank, National Association which provided for (i) a $275.0 million multi‑currency revolving credit facility, initially including a $20.0 million letter of credit sublimit, a $25.0 million swing line sublimit, a C$25.0 million sublimit for Acushnet Canada, Inc., a £20.0 million sublimit for Acushnet Europe Limited and an alternative currency sublimit of $100.0 million for borrowings in Canadian dollars, euros, pounds sterling and Japanese yen (“revolving credit facility”), (ii) a $375.0 million term loan A facility and (iii) a $100.0 million delayed draw term loan A facility. The credit agreement allows for the incurrence of additional term loans or increases in the revolving credit facility in an aggregate principal amount not to exceed (i) $200.0 million plus (ii) an unlimited amount so long as the net average secured leverage ratio (as defined in the credit agreement) does not exceed 2.00:1.00 on a pro forma basis. On August 9, 2017, the senior secured credit facilities agreement was amended to increase the letter of credit sublimit to $25.0 million, to increase the sublimit for Acushnet Canada Inc. to C$35.0 million and to increase the sublimit for Acushnet Europe Limited to £30.0 million. The revolving credit facility and term loan facilities mature on July 28, 2021 and are secured by certain assets, including inventory, accounts receivable, fixed assets and intangible assets of the Company.
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
During the first quarter of 2017, the Company drew down $100.0 million on the delayed draw term loan A facility and $47.8 million under the revolving credit facility to substantially fund the equity appreciation rights (“EAR") plan payout (Note 17).
The interest rate applicable to the term loan A facility and delayed draw term loan A facility as of December 31, 2018 and 2017 was 4.02% and 3.32%, respectively. The weighted average interest rate applicable to the outstanding borrowings under the revolving credit facility was 4.44% as of December 31, 2017.
A change of control is an event of default under the credit agreement which could result in the acceleration of all outstanding indebtedness and the termination of all commitments under the credit agreement and would allow the lenders under the credit agreement to enforce their rights with respect to the collateral granted. A change of control occurs if any person (other than certain permitted parties, including Fila Korea) becomes the beneficial owner of 35% or more of the outstanding common stock of the Company.  On September 22, 2017, Magnus entered into a loan agreement (the “New Magnus Loan Agreement”) with certain Korean financial institutions (the “New Magnus Lenders”) which provides for (i) three year term loans in an aggregate amount of Korean Won 399.2 billion (equivalent to approximately $358.1 million, using an exchange rate of $1.00 = Korean Won 1,114.76 as of December 31, 2018) (the “New Magnus Term Loans”) and (ii) a revolving credit loan of Korean Won 10.0 billion (equivalent to approximately $9.0 million, using an exchange rate of $1.00 = Korean Won 1,114.76 as of December 31, 2018) (the “New Magnus Revolving Loan” and, together with the New Magnus Term Loans, the “New Magnus Loans”). The New Magnus Loans are secured by a pledge on all of the Company's common stock owned by Magnus, which consists of 39,345,151 shares (the “Magnus Shares”), or 52.6% of the Company's outstanding common stock as of December 31, 2018.  Under the New Magnus Loan Agreement, Magnus is required to maintain a specified Loan-to-Value ratio (“LTV Ratio”).  If the LTV Ratio exceeds 75%, Magnus will be in breach of the New Magnus Loan agreement. If Magnus does not cure the breach in 60 days, the lenders will have a right to accelerate the maturity of the New Magnus Loan. If Magnus fails to pay the amount due on the New Magnus Loan at maturity or upon acceleration, the lenders can foreclose on the pledged shares of the Company’s common stock, which may result in the sale of up to 52.6% of the Company’s common stock as of December 31, 2018.
The credit agreement contains a number of covenants that, among other things, restrict the ability of the U.S. Borrower and its restricted subsidiaries to (subject to certain exceptions), incur, assume, or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments, or redeem or repurchase capital stock or make prepayments, repurchases or redemptions of certain indebtedness; engage in mergers, liquidations, dissolutions, asset sales, and other dispositions (including sale leaseback transactions); amend or otherwise alter terms of certain indebtedness or certain other agreements; enter into agreements limiting subsidiary distributions or containing negative pledge clauses; engage in certain transactions with affiliates; alter the nature of the business that it conducts or change its fiscal year or accounting practices. Certain exceptions to these covenants are determined based on ratios that are calculated in part using the calculation of Adjusted EBITDA. The credit agreement also restricts the ability of Acushnet Holdings Corp. to engage in certain mergers or consolidations or engage in any activities other than permitted activities. The Company’s credit agreement contains certain customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company’s leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.
On June 7, 2018, Acushnet Company, Acushnet Canada Inc. and Acushnet Europe Limited, as borrowers, and the Company and certain other subsidiaries of the Company, as guarantors, entered into an amendment with Wells Fargo Bank, National Association and certain other lenders to the Company’s senior secured credit facilities agreement. Pursuant to the amendment, the restrictive covenant governing the payment of dividends, the making of certain other payments and the redemption or repurchase of capital stock was amended to permit an additional $150.0 million of such payments, redemptions and/or repurchases, subject to certain conditions. In connection with amending the senior secured credit facilities, the Company incurred approximately $0.4 million in fees and expenses, which were recorded as debt issuance costs and will be recognized as interest expense over the term of the senior secured credit facilities.
As of December 31, 2018, the Company was in compliance with all covenants under the credit agreement.
As of December 31, 2018, the Company had available borrowings under its revolving credit facility of $263.6 million after giving effect to $11.4 million of outstanding letters of credit.
Convertible Notes
Prior to the initial public offering, the Company had outstanding convertible notes with an aggregate principal amount of $362.5 million.  All outstanding convertible notes were converted into common stock in conjunction with the Company’s initial public offering (Note 1). Upon conversion, all accrued but unpaid interest on the principal of the convertible notes was paid to each holder of the convertible notes. The Company recorded interest expense related to the convertible notes of $22.6 million during the year ended December 31, 2016.
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

Other Short-Term Borrowings
The Company has certain unsecured facilities available through its subsidiaries. The weighted average interest rate applicable to the outstanding borrowings was 3.25% and 0.73% as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had available borrowings remaining under these local credit facilities of $62.6 million.
Letters of Credit
As of December 31, 2018 and 2017, there were outstanding letters of credit related to agreements, including the Company's Senior Secured Credit Facility, totaling $15.5 million and $14.3 million, respectively, of which $12.4 million and $11.2 million was secured, respectively. These agreements provided a maximum commitment for letters of credit of $29.2 million as of both December 31, 2018 and 2017.
Payments of Debt Obligations due by Period
As of December 31, 2018, principal payments due on outstanding long-term debt obligations, excluding capital leases, were as follows:

(in thousands)
Year ending December 31,
2019	$35,625
2020	38,594
2021	310,625
2022	—
2023	—
Thereafter	—
Total	$384,844
11. Derivative Financial Instruments
The Company principally uses derivative financial instruments to reduce the impact of changes in foreign currency exchange rates and interest rate fluctuations. The principal derivative financial instruments the Company enters into are foreign exchange forward contracts and interest rate swaps. Additionally, prior to the exercise of the final annual call option by Fila Korea in July 2016, the Company had outstanding bonds with common stock warrants for the purchase of the Company’s common stock. The Company does not enter into derivative financial instruments contracts for trading or speculative purposes.
Foreign Exchange Derivative Instruments
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to hedge currency fluctuations for transactions denominated in a foreign currency, thereby limiting currency risk that would otherwise result from changes in exchange rates. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the Euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of December 31, 2018 and 2017 was $312.8 million and $278.9 million, respectively.
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities which do not qualify as hedging instruments under U.S. GAAP. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense, together with the re-measurement gain or loss from the hedged asset or liability. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2018 and 2017.
Interest Rate Derivative Instruments
During 2018, the Company entered into interest rate swap contracts to reduce the impact of variability in interest rates. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its variable rate debt to fixed rate debt. The interest rate swap contracts are accounted for as cash flow hedges. As of December 31, 2018, the notional value of the Company's outstanding interest rate swap contracts was $185.0 million. As of December 31, 2017, there were no outstanding interest rate swap contracts.

Impact on Financial Statements
The fair value of hedge instruments recognized on the consolidated balance sheets was as follows:

(in thousands)		December 31, 2018	December 31, 2017
Balance Sheet Location	Hedge Instrument Type
Other current assets	Foreign exchange forward	$6,116	$4,675
Other noncurrent assets	Foreign exchange forward	1,015	562
Accrued expenses and other liabilities	Foreign exchange forward	578	6,360
	Interest rate swap	526	—
Other noncurrent liabilities	Foreign exchange forward	161	276
	Interest rate swap	925	—
The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Gain (Loss) Recognized in Other Comprehensive Loss
	Year ended December 31,
(in thousands)	2018	2017	2016
Type of hedge
Foreign exchange forward	$8,148	$(15,558)	$7,014
Interest rate swap	(1,926)	—	—
	$6,222	$(15,558)	$7,014

Gains and losses on derivative instruments designated as cash flow hedges are reclassified from other comprehensive income (loss) at the time the forecasted transaction impacts the income statement. Based on the current valuation, the Company expects to reclassify a net gain of $6.0 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax into cost of goods sold and a net loss of $0.5 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax into interest expense, net during the next 12 months (Note 19).
The hedge instrument gain (loss) recognized on the consolidated statements of operations was as follows:

	Gain (Loss) Recognized in Statement of Operations
	Year ended December 31,
(in thousands)	2018	2017	2016
Location of gain (loss) in statement of operations
Cost of goods sold	$(1,410)	$1,329	$5,194
Selling, general and administrative expense	1,665	(2,732)	(917)
Interest expense, net	(476)	—	—
	$(221)	$(1,403)	$4,277
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
Bonds with Common Stock Warrants
Prior to the exercise of the final annual call option by Fila Korea in July 2016, the Company had outstanding bonds with common stock warrants for the purchase of the Company’s common stock at an exercise price of $11.11 per share. The Company classified the warrants to purchase common stock as a liability on its consolidated balance sheet as the warrants were free‑standing financial instruments that could result in the issuance of a variable number of the Company’s common shares. The warrants were initially recorded at fair value on grant date, and were subsequently re‑measured to fair value at each reporting date. The Company categorized the common stock warrants derivative liability as Level 3 as there were significant unobservable inputs used in the underlying valuations. Changes in the fair value of the common stock warrants were recognized as other expense, net on the consolidated statement of operations (Note 19).
In July 2016, Fila Korea exercised its annual call option to purchase common stock warrants held by the holders of the bonds and exercised such warrants at the exercise price of $11.11 per share, or $34.5 million in the aggregate. The Company used the proceeds received from Fila Korea’s exercise of the common stock warrants to redeem the outstanding bonds payable.
12. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurements as of
	December 31, 2018 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$8,415	$—	$—	Other current assets
Foreign exchange derivative instruments	—	6,116	—	Other current assets
Deferred compensation program assets	1,222	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	1,015	—	Other noncurrent assets
Total assets	$9,637	$7,131	$—
Liabilities
Foreign exchange derivative instruments	$—	$578	$—	Accrued expenses and other liabilities
Interest rate swap derivative instrument	—	526	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	1,222	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	161	—	Other noncurrent liabilities
Interest rate swap derivative instrument	—	925	—	Other noncurrent liabilities
Total liabilities	$1,222	$2,190	$—

	Fair Value Measurements as of
	December 31, 2017 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$10,637	$—	$—	Other current assets
Foreign exchange derivative instruments	—	4,675	—	Other current assets
Deferred compensation program assets	1,866	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	562	—	Other noncurrent assets
Total assets	$12,503	$5,237	$—
Liabilities
Foreign exchange derivative instruments	$—	$6,360	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	1,866	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	276	—	Other noncurrent liabilities
Total liabilities	$1,866	$6,636	$—
During the years ended December 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.
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
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to hedge currency fluctuations for transactions denominated in a foreign currency (Note 11). The Company uses the mid‑price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.
Interest rate derivative instruments are contracts used to hedge the interest rate fluctuations of the Company's variable rate debt (Note 11). The valuation for the interest rate swap is calculated as the net of the discounted future cash flows of the pay and receive legs of the swap. Mid-market interest rates on the valuation date are used to create the forward curve for floating legs and discount curve.
13. Pension and Other Postretirement Benefits
The Company has various pension and post-employment plans which provide for payment of benefits to certain eligible employees, mainly commencing between the ages of 50 and 65, and for payment of certain disability benefits. After meeting certain qualifications, eligible employees acquire a vested right to future benefits. The benefits payable under the plans are generally determined on the basis of an employee's length of service and/or earnings. Employer contributions to the plans are made, as necessary, to ensure legal funding requirements are satisfied. The Company may make contributions in excess of the legal funding requirements.
The Company provides postretirement healthcare benefits to certain retirees. Many employees and retirees outside of the United States are covered by government sponsored healthcare programs.
The following table presents the change in benefit obligation, change in plan assets and funded status for the Company's defined benefit and postretirement benefit plans for the year ended December 31, 2018:

(in thousands)	Pension Benefits (Underfunded)	Pension Benefits (Overfunded)	Postretirement Benefits
Change in projected benefit obligation ("PBO")
Benefit obligation at December 31, 2017	$316,882	$35,468	$16,052
Service cost	9,067	—	657
Interest cost	11,040	857	490
Actuarial gain	(22,436)	(5,255)	(1,600)
Curtailments	(177)	—	—
Settlements	(36,244)	(3,507)	—
Plan amendments	—	285	—
Participants’ contributions	—	—	378
Benefit payments	(2,990)	(580)	(1,565)
Foreign currency translation	(321)	(1,639)	—
Projected benefit obligation at December 31, 2018	274,821	25,629	14,412
Accumulated benefit obligation at December 31, 2018	240,270	23,821	14,412
Change in plan assets
Fair value of plan assets at December 31, 2017	183,093	50,767	—
Return on plan assets	(11,863)	(3,846)	—
Employer contributions	44,105	441	1,187
Participants’ contributions	—	—	378
Settlements	(36,244)	(3,507)	—
Benefit payments	(2,990)	(580)	(1,565)
Foreign currency translation	(57)	(2,575)	—
Fair value of plan assets at December 31, 2018	176,044	40,700	—
Funded status (fair value of plan assets less PBO)	$(98,777)	$15,071	$(14,412)

The following table presents the change in benefit obligation, change in plan assets and funded status for the Company's defined benefit and postretirement benefit plans for the year ended December 31, 2017:

(in thousands)	Pension Benefits (Underfunded)	Pension Benefits (Overfunded)	Postretirement Benefits
Change in projected benefit obligation
Benefit obligation at December 31, 2016	$284,104	$39,735	$20,264
Service cost	9,217	—	955
Interest cost	10,783	1,049	713
Actuarial (gain) loss	34,557	(2,000)	(5,075)
Settlements	(20,663)	(5,172)	—
Participants’ contributions	—	—	355
Benefit payments	(2,719)	(635)	(1,160)
Foreign currency translation	1,435	2,659	—
Adjustment for movement from underfunded to overfunded	168	(168)	—
Projected benefit obligation at December 31, 2017	316,882	35,468	16,052
Accumulated benefit obligation at December 31, 2017	277,067	34,190	16,052
Change in plan assets
Fair value of plan assets at December 31, 2016	161,088	45,342	—
Return on plan assets	23,757	6,254	—
Employer contributions	21,280	1,697	805
Participants’ contributions	—	—	355
Settlements	(20,663)	(5,172)	—
Benefit payments	(2,719)	(635)	(1,160)
Foreign currency translation	156	3,475	—
Adjustment for movement from underfunded to overfunded	194	(194)	—
Fair value of plan assets at December 31, 2017	183,093	50,767	—
Funded status (fair value of plan assets less PBO)	$(133,789)	$15,299	$(16,052)
The amount of pension and postretirement assets and liabilities recognized on the consolidated balance sheets was as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
(in thousands)	2018	2017	2018	2017
Other noncurrent assets	$15,071	$15,299	$—	$—
Accrued compensation and benefits	(10,391)	(18,933)	(721)	(748)
Accrued pension and other postretirement benefits	(88,386)	(114,856)	(13,691)	(15,304)
Net liability recognized	$(83,706)	$(118,490)	$(14,412)	$(16,052)
The amounts in accumulated other comprehensive loss, net of tax on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2018	2017	2016	2018	2017	2016
Net actuarial gain (loss) at beginning of year	$(44,892)	$(33,736)	$(18,374)	$12,392	$8,055	$8,840
Actuarial gain (loss)	(882)	(14,554)	(18,425)	1,600	5,075	573
Prior service cost	(285)	—	—	—	—	(283)
Curtailment impact	(97)	—	—	—	—	—
Settlement impact	4,982	2,740	1,124	—	—	—
Amortization of actuarial (gain) loss	1,687	804	485	(1,540)	(601)	(912)
Amortization of prior service cost (credit)	175	175	175	(137)	(137)	(163)
Foreign currency translation	187	(321)	1,279	—	—	—
Net actuarial gain (loss) at end of year	$(39,125)	$(44,892)	$(33,736)	$12,315	$12,392	$8,055

The expected prior service cost (credit) that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year is a cost of $0.2 million for the pension plans and a credit of $0.1 million for the postretirement plans. The expected actuarial (gain) loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year is a loss of $1.0 million for the pension benefit plans and a gain of $1.5 million for the postretirement benefit plans.
Components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,
(in thousands)	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost
Service cost	$9,067	$9,217	$9,763	$657	$955	$888
Interest cost	11,897	11,832	12,356	490	713	779
Expected return on plan assets	(13,041)	(12,006)	(12,189)	—	—	—
Curtailment income	(97)	—	—	—	—	—
Settlement expense	4,982	2,740	1,148	—	—	—
Amortization of net (gain) loss	1,687	804	471	(1,540)	(601)	(912)
Amortization of prior service cost (credit)	175	175	175	(137)	(137)	(163)
Net periodic benefit cost (credit)	$14,670	$12,762	$11,724	$(530)	$930	$592
The non-service cost components of net periodic benefit cost (credit) are included in other expense, net in the consolidated statement of operations (Note 19).
The weighted average assumptions used to determine benefit obligations at December 31, 2018 and 2017 were as follows:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Discount rate	4.25%	3.62%	4.27%	3.61%
Rate of compensation increase	4.00%	4.01%	N/A	N/A
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Pension Benefits			Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	3.62%	4.17%	4.16%	3.61%	4.08%	4.30%
Expected long-term rate of return on plan assets	5.77%	5.77%	6.23%	N/A	N/A	N/A
Rate of compensation increase	4.01%	4.02%	4.07%	N/A	N/A	N/A
The assumed healthcare cost trend rates used to determine benefit obligations and net periodic benefit cost for postretirement benefits as of and for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Healthcare cost trend rate assumed for next year	6.25%/9.00%	5.50%/8.50%	5.50%/9.00%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2024	2024

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	2018		2017
(in thousands)	One-Percentage Point Increase	One-Percentage Point Decrease	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service cost and interest cost	$72	$(64)	$73	$(65)
Effect on projected benefit obligation	632	(572)	665	(598)
Plan Assets
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2018 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Individual securities
Fixed income	$1,682	$—	$1,682	$—
Commingled funds
Measured at net asset value	215,062	—	—	—
	$216,744	$—	$1,682	$—
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2017 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Individual securities
Fixed income	$1,794	$—	$1,794	$—
Commingled funds
Measured at net asset value	232,066	—	—	—
	$233,860	$—	$1,794	$—
Pension assets include fixed income securities and commingled funds. Fixed income securities are valued at daily closing prices or institutional mid-evaluation prices provided by independent industry-recognized pricing sources. Commingled funds are not traded in active markets with quoted prices and as a result, are valued using the net asset values provided by the administrator of the fund. The investments underlying the net asset values are based on quoted prices traded in active markets. In accordance with ASU 2015-7, “Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”, the Company has elected the practical expedient to exclude assets measured at net asset value from the fair value hierarchy.
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
Master trusts were established to hold the assets of the Company's U.S. defined benefit plans. During the year ended December 31, 2018, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 50% to 76% and a liability-hedging investment allocation of 24% to 50%. During the year ended December 31, 2017, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 64% to 76% and a liability-hedging investment allocation of 24% to 36%. Return-seeking investments include equities, real estate, high yield bonds and other instruments. Liability-hedging investments include assets such as corporate and government fixed income securities.

The Company's future expected blended long-term rate of return on plan assets of 5.84% is determined based on long-term historical performance of plan assets, current asset allocation, and projected long-term rates of return.
Estimated Contributions
The Company expects to make pension contributions of approximately $25.9 million during 2019 based on current assumptions as of December 31, 2018.
Estimated Future Retirement Benefit Payments
The following retirement benefit payments, which reflect expected future service, are expected to be paid as follows:

(in thousands)	Pension Benefits	Postretirement Benefits
Year ending December 31,
2019	$28,898	$721
2020	18,536	849
2021	20,064	1,007
2022	20,266	1,138
2023	23,730	1,210
Thereafter	125,482	7,180
	$236,976	$12,105
The estimated future retirement benefit payments noted above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.
International Plans
Pension coverage for certain eligible employees of the Company's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit pension plans. The international defined benefit pension plans are included in the tables above. As of December 31, 2018 and 2017, the international pension plans had total projected benefit obligations of $43.9 million and $53.6 million, respectively, and fair values of plan assets of $44.0 million and $53.6 million, respectively. The majority of the plan assets are invested in equity securities. The net periodic benefit cost related to international plans was $0.4 million, $0.9 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. The expected actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year is $0.1 million.
Defined Contribution Plans
The Company sponsors a number of defined contribution plans and company contributions related to these plans are determined under various formulas. Company contributions to defined contribution plans amounted to $16.5 million, $13.8 million and $13.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

14. Income Taxes
The 2017 Tax Act was signed into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax (“Transition Tax”) on accumulated earnings of foreign subsidiaries as of 2017, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. In accordance with the 2017 Tax Act, the Company recorded a provisional tax expense of approximately $7.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. This amount was primarily comprised of the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35% of approximately $4.0 million, the Transition Tax on the accumulated earnings of foreign subsidiaries of the Company of approximately $8.6 million, offset by the release of the deferred tax liability previously recorded on unremitted earnings of $4.8 million.
Prior year information within this note has been revised. See further discussion of the impact of these revisions included in Note 2 - Revision of Previously Issued Financial Statements.
Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed its analysis, based upon currently available legislative updates, proposed regulations, and other administrative guidance issued related to the 2017 Tax Act, which resulted in an additional tax expense in the fourth quarter of 2018 of $10.3 million and a total tax expense of $13.9 million for the year ended December 31, 2018.
The Company has determined that its undistributed earnings for most of its foreign subsidiaries are not permanently reinvested. The Company has provided for withholding taxes on all unremitted earnings, as required.
The components of income before income taxes were as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Domestic operations	$54,003	$61,158	$(3,995)
Foreign operations	96,301	90,518	93,217
Income before income taxes	$150,304	$151,676	$89,222
The following table represents a reconciliation of income taxes computed at the federal statutory income tax rate of 21% for 2018 and 35% for 2017 and 2016 to income tax expense as reported:

	Year ended December 31,
(in thousands)	2018	2017	2016
Income tax expense computed at federal statutory income tax rate	$31,564	$53,086	$31,229
Foreign taxes, net of credits	12,138	(15,545)	(1,804)
Impact of the 2017 Tax Act	10,801	12,619	—
Net adjustments for uncertain tax positions	771	508	706
State and local taxes	2,349	1,313	(525)
Equity appreciation rights	—	(765)	372
Transaction costs	—	189	3,078
Indemnified taxes	144	(115)	1,594
Fair value adjustment for common stock warrants	—	—	3,029
Valuation allowance	(10,038)	90	955
Deferred charge	1,178	(1,295)	1,009
Tax credits	(3,225)	(3,240)	(704)
Miscellaneous other, net	1,550	1,630	768
Income tax expense as reported	$47,232	$48,475	$39,707
Effective income tax rate	31.4%	32.0%	44.5%

The Company's unrecognized tax benefits represent tax positions for which reserves have been established. The following table represents a reconciliation of the activity related to the unrecognized tax benefits, excluding accrued interest and penalties:

(in thousands)	2018	2017	2016
Unrecognized tax benefits at beginning of year	$11,049	$11,347	$13,120
Gross additions - prior year tax positions	—	—	1,960
Gross additions - current year tax positions	801	1,159	747
Gross reductions - prior year tax positions	(91)	(348)	(4,457)
Gross reductions - Acquired tax positions settled with tax authorities	(113)	(1,241)	—
Impact of change in foreign exchange rates	—	132	(23)
Unrecognized tax benefits at end of year	$11,646	$11,049	$11,347
As of December 31, 2018, 2017 and 2016, the unrecognized tax benefits of $11.6 million, $11.0 million and $11.3 million, respectively, would affect the Company's future effective tax rate if recognized. The Company does not anticipate a material change in unrecognized tax benefits within the next 12 months.
As of December 31, 2018, 2017 and 2016, the Company had unrecognized tax benefits included in the amounts above of $5.0 million, $4.9 million and $5.9 million, respectively, related to periods prior to the Company's acquisition of Acushnet Company and as such, are indemnified by Beam.
As of December 31, 2018, 2017 and 2016, the Company recognized a liability of $3.3 million, $2.7 million and $2.3 million, respectively for interest and penalties, of which $3.0 million, $2.7 million and $1.8 million is indemnified by Beam.
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
The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for years after July 29, 2011, Canada for years after 2013, Japan for years after 2012, Korea for years after 2016, and the United Kingdom for years after 2016. The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statute of limitations from three to four years. Various states and local income tax returns are currently in the process of examination. These examinations are unlikely to result in any significant changes to the amounts of unrecognized tax benefits on the consolidated balance sheet as of December 31, 2018.
The Company's income tax expense includes tax expense of $0.3 million, $0.2 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to the tax obligations indemnified by Beam. There is an offsetting amount included in other expense, net for the related adjustment to the Beam indemnification asset, resulting in no effect on net income.
Income tax expense was as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Current expense (benefit)
United States	$1,795	$(906)	$3,702
Foreign	29,896	28,109	28,156
Current income tax expense	31,691	27,203	31,858
Deferred expense (benefit)
United States	16,222	21,189	9,489
Foreign	(681)	83	(1,640)
Deferred income tax expense	15,541	21,272	7,849
Total income tax expense	$47,232	$48,475	$39,707

The components of net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets
Compensation and benefits	$14,036	$14,060
Share-based compensation	7,446	5,085
Pension and other postretirement benefits	22,285	30,564
Inventories	11,505	10,843
R&D capitalization	6,449	—
Accounts receivable	1,101	2,016
Customer sales incentives	1,902	2,255
Transaction costs	1,580	1,804
Other reserves	3,987	3,255
Interest	771	562
Miscellaneous	1,871	1,224
Foreign exchange derivative instruments	—	730
Net operating loss and other tax carryforwards	80,776	103,455
Gross deferred tax assets	153,709	175,853
Valuation allowance	(15,542)	(25,579)
Total deferred tax assets	138,167	150,274
Deferred tax liabilities
Property, plant and equipment	(8,057)	(11,325)
Identifiable intangible assets	(54,571)	(47,876)
Foreign exchange derivative instruments	(1,176)	—
Miscellaneous	(970)	(954)
Total deferred tax liabilities	(64,774)	(60,155)
Net deferred tax asset	$73,393	$90,119
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
As of December 31, 2018 and 2017, the Company had state net operating loss (“NOL”) carryforwards of $158.9 million and $192.0 million, respectively. These NOL carryforwards expire between 2019 and 2037. As of December 31, 2018 and 2017, the Company had foreign tax credit carryforwards of $58.4 million and $72.8 million, respectively. These foreign tax credits will begin to expire in 2022.
Changes in the valuation allowance for deferred tax assets were as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Valuation allowance at beginning of year	$25,579	$21,726	$20,771
Increases (decreases) recorded to income tax provision	(10,037)	3,853	955
Valuation allowance at end of year	$15,542	$25,579	$21,726
The Company evaluates the realizability of its deferred tax assets based upon the weight of available positive and negative evidence. In assessing the realizability of these assets, the Company considered numerous factors including historical profitability, the character and estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which it operates. The Company’s conclusion was primarily driven by cumulative income in the U.S. tax jurisdiction and projections of future income driven by the sustained profitability.
The change in the valuation allowance is comprised of an $18.4 million release of its previously recorded valuation allowance against state deferred tax assets, partially offset by an increase of $0.4 million related to state tax attributes, and an increase of $8.0 million related to excess U.S. foreign tax credits arising from its Japan branch operations.
During 2018, the Company early adopted ASU 2018-02 under the aggregate portfolio approach. ASU 2018-02 allows for reclassification of stranded tax effects on items resulting from the 2018 Tax Act from AOCI to retained earnings. Certain tax effects become stranded in AOCI when deferred tax balances originally recorded at the historical income tax rate are adjusted in income from continuing operations based on a lower newly enacted income tax rate. As a result of the adoption, we reclassified the stranded income tax effects resulting from the 2017 Tax Act, decreasing accumulated other comprehensive loss by $4.1 million with a corresponding increase to retained earnings. The reclassification was primarily comprised of amounts relating to available-for-sale securities, pension, postretirement benefit plan obligations and currency translation matters.
15. Redeemable Convertible Preferred Stock
Prior to the initial public offering, the Company had outstanding 1,838,027 shares of $0.001 par value Series A preferred stock. Given that certain redemption features of the Series A preferred stock were not solely within the control of the Company, the Series A preferred stock was classified outside of stockholders' equity. All outstanding Series A preferred stock were converted into common stock in conjunction with the Company’s initial public offering (Note 1). Upon conversion, all accrued but unpaid dividends on the shares of the Series A preferred stock were paid to each holder of the shares of the Series A preferred stock. The Company declared and paid dividends to the holders of the Series A preferred stock of $17.3 million during the year ended December 31, 2016. Shares of Series A preferred stock that were redeemed or converted were canceled and retired and cannot be reissued by the Company.
16. Common Stock
As of December 31, 2018 and 2017, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's shareholders. Common shareholders are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.
On June 7, 2018, the Board of Directors authorized the Company to repurchase up to an aggregate of $20.0 million of its issued and outstanding common stock from time to time. On February 14, 2019, the Company's Board of Directors authorized the Company to repurchase up to an additional $30.0 million of its issued and outstanding common stock bringing the total authorization up to $50.0 million. As of December 31, 2018, there were no share repurchases made under this program.
The Company declared dividends per common share, including DERs (Note 17), during the periods presented as follows:

	Dividends per Common Share	Amounts (in thousands)
2018:
Fourth Quarter	$0.13	$9,968
Third Quarter	0.13	9,954
Second Quarter	0.13	9,917
First Quarter	0.13	9,917
Total dividends declared in 2018	$0.52	$39,756

2017:
Fourth Quarter	$0.12	$9,098
Third Quarter	0.12	9,146
Second Quarter	0.12	9,149
First Quarter	0.12	9,152
Total dividends declared in 2017	$0.48	$36,545

There were no dividends declared on common stock during the year end December 31, 2016.
During the first quarter of 2019, the Board of Directors declared a dividend of $0.14 per share to shareholders on record as of March 15, 2019 and payable on March 29, 2019.
17. Equity Incentive Plans
On January 22, 2016, the Company’s Board of Directors adopted the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”) pursuant to which the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units (“PSUs”) and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. As of December 31, 2018, the only awards that have been granted under the 2015 Plan are RSUs and PSUs.
On January 1, 2012, the Company's Board of Directors adopted the EAR plan in order to compensate certain key employees. During the first quarter of 2017, the Company’s outstanding EAR liability was settled in full by a cash payment to the participants.
Restricted Stock and Performance Stock Units
Each share issued with respect to RSUs and PSUs granted under the 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares are delivered. As of December 31, 2018, there were 7,523,536 remaining shares of common stock reserved for issuance under the 2015 Plan of which 5,671,859 remain available for future grants.
RSUs vest, in accordance with the terms of the grant, over one to four years subject to the recipient’s continued service to the Company. PSUs cliff vest, subject to the employees continued employment with the Company, when achievement of the applicable performance metrics (as defined in the applicable award agreements) is deemed probable.
A summary of the Company’s RSUs and PSUs as of December 31, 2018 and 2017 and changes during the years then ended is presented below:

	Number of RSUs and PSUs	Weighted- Average Fair Value
Outstanding at December 31, 2016	2,459,166	$20.40
Granted	238,196	18.82
Vested	(437,188)	20.33
Forfeited	(199,320)	20.45
Outstanding at December 31, 2017	2,060,854	$20.23
Granted	473,724	23.49
Vested (1)	(1,367,060)	20.36
Forfeited	(285,686)	20.29
Outstanding at December 31, 2018	881,832	$21.75

(1)	Included 63,490 shares of common stock related to RSUs and 900,226 shares of common stock related to PSUs that were not delivered as of December 31, 2018.
During 2018, RSU vestings, including the impact of DERs issued in common stock, resulted in the issuance of 403,538 shares of common stock, of which 122,795 shares of common stock were withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations. The aggregate fair value of RSUs vesting during the year ended December 31, 2018 was $10.0 million.
On December 31, 2018, based upon the Company’s level of achievement of the applicable cumulative Adjusted EBITDA performance metrics, 900,226 of the outstanding PSUs cliff-vested, with the remaining outstanding PSUs forfeited. Each PSU reflected the right to receive between 0% and 200% of the target number of shares based on the actual three-year cumulative Adjusted EBITDA (as defined in the award agreements). The determination of the target value gave consideration to executive performance, potential future contributions and peer group analysis. As of December 31, 2018, no shares of common stock have been delivered in connection with the PSU vesting. The aggregate fair value of PSUs vesting during the year ended December 31, 2018 was $19.0 million.
Compensation expense recorded related to RSUs and PSUs in the consolidated statement of operations was as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
RSU	$12,353	$9,318	$8,361
PSU	6,210	5,967	6,133
The compensation expense recorded for the year ended December 31, 2018 related to the PSUs was based on the Company’s three-year cumulative Adjusted EBITDA as of December 31, 2018. The remaining unrecognized compensation expense related to non-vested RSUs granted was $7.6 million as of December 31, 2018 and is expected to be recognized over the related weighted average period of 2.0 years.
Equity Appreciation Rights
Prior to settlement in 2017, the EAR awards were re-measured using the intrinsic value method at each reporting period based on a projection of the Company's future common stock equivalent value. The Company’s liability related to the EAR plan was $151.5 million as of December 31, 2016 and was recorded within accrued compensation and benefits on the consolidated balance sheet.
The following table summarizes the Company's EAR activity since December 31, 2016:

(in thousands, except share and per share amounts)	Number of Awards	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	7,614,000	$19.90		$151,511
Settled	(7,614,000)	(19.90)		—
Outstanding at December 31, 2017	—			—
For the year ended December 31, 2016, the Company recorded compensation expense of $6.0 million related to outstanding EARs.
Compensation Expense
The allocation of compensation expense related to equity incentive plans in the consolidated statement of operations was as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Cost of goods sold	$680	$408	$434
Selling, general and administrative expense	16,507	13,687	18,622
Research and development	1,376	1,190	1,485
Total compensation expense before income tax	18,563	15,285	20,541
Income tax benefit	4,398	3,158	6,481
Total compensation expense, net of tax	$14,165	$12,127	$14,060
18. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 11) and pension and other postretirement adjustments (Note 13). Prior to the adoption of ASU 2016-01 on January 1, 2018, accumulated other comprehensive loss, net of tax included unrealized gains from available-for-sale securities (Note 2).

The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

(in thousands)	Foreign Currency Translation Adjustments	Gains (Losses) on Cash Flow Derivative Instruments	Gains on Available- for-Sale Securities	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balances at December 31, 2016	$(84,675)	$10,535	$1,536	$(18,230)	$(90,834)
Other comprehensive income (loss) before reclassifications	26,964	(15,558)	150	(9,870)	1,686
Amounts reclassified from accumulated other comprehensive loss	—	(1,329)	—	2,981	1,652
Tax benefit	—	4,072	35	1,698	5,805
Balances at December 31, 2017	$(57,711)	$(2,280)	$1,721	$(23,421)	$(81,691)
Adoption of new accounting standards (Notes 2 & 14)	(2,171)	—	(1,721)	(2,240)	(6,132)
Other comprehensive income (loss) before reclassifications	(11,971)	6,222	—	620	(5,129)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	1,886	—	5,070	6,956
Tax expense	—	(1,668)	—	(1,375)	(3,043)
Balances at December 31, 2018	$(71,853)	$4,160	$—	$(21,346)	$(89,039)

19. Interest Expense, Net and Other Expense, Net
The components of interest expense, net were as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Related party interest expense	$—	$—	$28,146
Third party interest expense	19,171	16,907	23,113
Loss on interest rate swap	476	—	—
Third party interest income	(1,245)	(1,198)	(1,351)
Total interest expense, net	$18,402	$15,709	$49,908
The components of other expense, net were as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Loss on fair value of common stock warrants	$—	$—	$6,112
Indemnification (gains) losses	(258)	177	(2,174)
Non-service cost component of net periodic benefit cost	4,416	3,520	1,665
Other income	(529)	(1,254)	(2,232)
Total other expense, net	$3,629	$2,443	$3,371

20. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Year ended December 31,
(in thousands, except share and per share amounts)	2018	2017	2016
Net income attributable to Acushnet Holdings Corp.	$99,872	$98,695	$45,012
Less: dividends earned by preferred shareholders	—	—	(11,576)
Less: allocation of undistributed earnings to preferred shareholders	—	—	(10,247)
Net income attributable to common stockholders - basic	99,872	98,695	23,189
Adjustments to net income for dilutive securities	—	—	16,475
Net income attributable to common stockholders - diluted	$99,872	$98,695	$39,664
Weighted average number of common shares:
Basic	74,766,176	74,399,836	31,247,643
Diluted	75,472,342	74,590,999	64,323,742
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.34	$1.33	$0.74
Diluted	$1.32	$1.32	$0.62
For the years ended December 31, 2018 and 2017, net income per common share attributable to Acushnet Holdings Corp. was calculated under the treasury stock method. Net income per common share attributable to Acushnet Holdings Corp. for the year ended 2016 was calculated under the two-class method.
The Company’s potential dilutive securities for the years ended December 31, 2018 and 2017 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. As of December 31, 2018, an amount within the performance target range was achieved relating to the PSUs and as a result, the PSUs have been included in diluted shares outstanding for the year ended December 31, 2018. For the year ended December 31, 2016, the Company’s potential dilutive securities include RSUs, PSUs, Series A preferred stock, warrants to purchase common stock and convertible notes.
The following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Year ended December 31,
	2018	2017	2016
Series A preferred stock	—	—	13,807,486
Warrants to purchase common stock	—	—	1,807,171
RSUs	13,885	360,659	—
21. Segment Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The Company has four reportable segments that are organized on the basis of product categories. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear.
The CODM primarily evaluates performance using segment operating income. Segment operating income includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net; the non-service cost component of net periodic benefit cost; EAR expense; losses on the fair value of common stock warrants; transaction fees and other non-operating gains and losses as the Company does not allocate these to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.
Results shown for the years ended December 31, 2018, 2017 and 2016 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Net sales
Titleist golf balls	$523,967	$512,041	$513,899
Titleist golf clubs	445,341	397,987	430,966
Titleist golf gear	146,067	142,911	136,208
FootJoy golf wear	439,681	437,455	433,061
Other	78,665	69,864	58,141
Total net sales	$1,633,721	$1,560,258	$1,572,275
Segment operating income
Titleist golf balls	$78,973	$78,419	$76,954
Titleist golf clubs	45,156	32,084	51,003
Titleist golf gear	15,430	16,803	12,212
FootJoy golf wear	17,974	27,038	19,305
Other	15,560	14,904	7,324
Total segment operating income	173,093	169,248	166,798
Reconciling items:
Interest expense, net	(18,402)	(15,709)	(49,908)
Non-service cost component of net periodic benefit cost	(4,416)	(3,520)	(1,665)
EAR expense	—	—	(6,047)
Loss on fair value of common stock warrants	—	—	(6,112)
Transaction fees	(599)	(686)	(16,817)
Other	628	2,343	2,973
Total income before income tax	$150,304	$151,676	$89,222
Depreciation and amortization expense by reportable segment are as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Depreciation and amortization
Titleist golf balls	$24,155	$25,545	$26,104
Titleist golf clubs	7,408	7,233	7,021
Titleist golf gear	1,531	1,425	1,250
FootJoy golf wear	6,731	6,058	5,759
Other	671	610	700
Total depreciation and amortization	$40,496	$40,871	$40,834

Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Year ended December 31,
(in thousands)	2018	2017	2016
Net sales
United States	$826,111	$789,879	$804,516
EMEA (1)	219,803	205,200	210,088
Japan	199,107	201,264	219,021
Korea	221,146	200,394	175,956
Rest of world	167,554	163,521	162,694
Total net sales	$1,633,721	$1,560,258	$1,572,275
___________________________________
(1) Europe, the Middle East and Africa (“EMEA”)

Long-lived assets (property, plant and equipment) are categorized based on their location of domicile.

	Year ended December 31,
(in thousands)	2018	2017
Long-lived assets
United States	$146,596	$148,678
EMEA	9,472	9,669
Japan	764	770
Korea	5,682	3,782
Rest of world (2)	65,874	66,023
Total long-lived assets	$228,388	$228,922
___________________________________

(2)	Includes manufacturing facilities in Thailand with long lived assets of $52.2 million and $53.8 million as of December 31, 2018 and 2017, respectively.
22. Business Combinations
On October 1, 2018, the Company completed the acquisition of an 80% interest in certain assets and liabilities of PG Professional Golf, a leading supplier of pre-owned Titleist and other golf balls, for a purchase price of $14.4 million. The results of PG Professional Golf have been included in the Company's Titleist golf ball reporting segment since the date of acquisition.
In January 2018, the Company acquired all of the assets of Links & Kings, LLC which was not material to the consolidated financial statements of the Company. Links & Kings, LLC is a company dedicated to the design and handcrafted production of luxury leather golf and lifestyle products. The results of Links & Kings, LLC have been included in the Company's FootJoy golf wear reporting segment since the date of acquisition.
23. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2018.
Purchase obligations by the Company as of December 31, 2018 were as follows:

	Payments Due by Period
(in thousands)	2019	2020	2021	2022	2023	Thereafter
Purchase obligations	$151,463	$18,804	$6,113	$1,850	$1,391	$4,804
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

Future minimum rental payments under noncancelable operating leases as of December 31, 2018 were as follows:

(in thousands)
Year ending December 31,
2019	$13,119
2020	11,053
2021	7,984
2022	5,345
2023	3,133
Thereafter	13,852
Total minimum rental payments	$54,486
Total rental expense for all operating leases amounted to $15.7 million, $16.3 million and $16.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of December 31, 2018 and 2017, the Company’s estimate of its receivable for these indemnifications was $8.9 million and $8.7 million, respectively, which was recorded in other noncurrent assets on the consolidated balance sheet.
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

24. Unaudited Quarterly Financial Data
The tables below summarize quarterly results for fiscal 2018:

	Quarter ended (unaudited)
(in thousands)	December 31,	September 30,	June 30,	March 31,
2018
Net sales	$343,355	$370,427	$478,138	$441,801
Gross profit	174,929	188,938	250,810	227,674
Income from operations	19,599	25,873	64,579	62,284
Net income	12,264	7,349	40,369	43,090
Net income attributable to Acushnet Holdings Corp.	11,418	7,063	39,907	41,484
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.15	$0.09	$0.53	$0.56
Diluted	$0.15	$0.09	$0.53	$0.55

The tables below summarize quarterly results for fiscal 2017:

	Quarter ended (unaudited)
(in thousands)	December 31,	September 30,	June 30,	March 31,
2017
Net sales	$351,392	$347,263	$427,988	$433,615
Gross profit	179,372	173,104	222,966	226,415
Income from operations	28,282	19,180	57,892	64,474
Net income	18,899	10,634	34,038	39,630
Net income attributable to Acushnet Holdings Corp.	18,247	9,318	33,016	38,114
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.25	$0.13	$0.44	$0.51
Diluted	$0.24	$0.12	$0.44	$0.51
Net income per common share is computed individually for each of the quarters presented; therefore, the sum of the quarterly net income per common share may not necessarily equal the total for the year.
During the fourth quarter of 2018, the Company revised the results for the fourth quarter of 2017. The Company determined that in 2011 it did not record a required deferred income tax liability on the difference between the book and tax basis of intangible assets resulting from the 2011 acquisition of Acushnet Company. This deferred tax liability should have been remeasured during the fourth quarter of 2017 based upon the change in tax rates resulting from the 2017 Tax Act. The Company has corrected these errors as a revision to the previously issued financial statements and related footnotes. The correction of these errors resulted in a decrease in income tax expense of $6.6 million, an increase in net income of $6.6 million, an increase in basic net income per common share of $0.09 and an increase in diluted net income per common share of $0.08 for the quarter ended December 31, 2017. See further discussion of the impact of these revisions included in Note 2 - Revision of Previously Issued Financial Statements.