Form 10-Q
period 2019-03-31
Acushnet Holdings Corp.
filed 2019-05-08
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Large accelerated ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - $0.001 par value per share	GOLF	New York Stock Exchange
The registrant had 75,608,862 shares of common stock outstanding as of May 3, 2019.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

The forward-looking statements contained in this report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include, but are not limited to:

•	a reduction in the number of rounds of golf played or in the number of golf participants;

•	unfavorable weather conditions may impact the number of playable days and rounds played in a given year;

•	consumer spending habits and macroeconomic factors may affect the number of rounds of golf played and related spending on golf products;

•	demographic factors may affect the number of golf participants and related spending on our products;

•	a significant disruption in the operations of our manufacturing, assembly or distribution facilities;

•	our ability to procure raw materials or components of our products;

•	a disruption in the operations of our suppliers;

•	the cost of raw materials and components;

•	currency transaction and translation risk;

•	our ability to successfully manage the frequent introduction of new products or satisfy consumer preferences, quality and regulatory standards;

•	our reliance on technical innovation and high-quality products;

•	changes to the Rules of Golf with respect to equipment;

•	our ability to adequately enforce and protect our intellectual property rights;

•	involvement in lawsuits to protect, defend or enforce our intellectual property rights;

•	our ability to prevent infringement of intellectual property rights by others;

•	changes to patent laws;

•	intense competition and our ability to maintain a competitive advantage in each of our markets;

•	limited opportunities for future growth in sales of golf balls, golf shoes and golf gloves;

•	our customers’ financial condition, their levels of business activity and their ability to pay trade obligations;

•	a decrease in corporate spending on our custom logo golf balls;

•	our ability to maintain and further develop our sales channels;

•	consolidation of retailers or concentration of retail market share;

•	our ability to maintain and enhance our brands;

•	seasonal fluctuations of our business;

•	fluctuations of our business based on the timing of new product introductions;

•	risks associated with doing business globally;

•	compliance with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation;

•	our ability to secure professional golfers to endorse or use our products;

•	negative publicity relating to us or the golfers who use our products or the golf industry in general;

•	our ability to accurately forecast demand for our products;

•	a disruption in the service or a significant increase in the cost, of our primary delivery and shipping services or a significant disruption at shipping ports;

•	our ability to maintain our information systems to adequately perform their functions;

•	cybersecurity risks;

•	the ability of our eCommerce systems to function effectively;

•	impairment of goodwill and identifiable intangible assets;

•	our ability to attract and/or retain management and other key employees and hire qualified management, technical and manufacturing personnel;

•	our ability to prohibit sales of our products by unauthorized retailers or distributors;

•	our ability to grow our presence in existing international markets and expand into additional international markets;

•	tax uncertainties, including potential changes in tax laws, unanticipated tax liabilities and limitations on utilization of tax attributes after any change of control;

•	adequate levels of coverage of our insurance policies;

•	product liability, warranty and recall claims;

•	litigation and other regulatory proceedings;

•	compliance with environmental, health and safety laws and regulations;

•	our ability to secure additional capital at all or on terms acceptable to us and potential dilution of holders of our common stock;

•	our estimates or judgments relating to our critical accounting policies;

•	terrorist activities and international political instability;

•	occurrence of natural disasters or pandemic diseases;

•	our substantial leverage, ability to service our indebtedness, ability to incur more indebtedness and restrictions in the agreements governing our indebtedness;

•	our use of derivative financial instruments;

•
a sale, foreclosure, liquidation or other transfer of the shares of our common stock owned by Magnus Holdings Co., Ltd. (“Magnus”) as a result of the loans borrowed by Magnus which are secured by shares of our common stock (the “Magnus Loans”);

•	the ability of our controlling shareholder to control significant corporate activities, and our controlling shareholder’s interests may conflict with yours;

•	any pledge by Fila Korea Co., Ltd. of the common stock of Magnus;

•	the insolvency laws of Korea are different from U.S. bankruptcy laws;

•	our status as a controlled company;

•	the market price of our common stock;

•	our ability to maintain effective internal controls over financial reporting;

•	our ability to pay dividends;

•	our status as a holding company;

•	dilution from future issuances or sales of our common stock;

•	anti-takeover provisions in our organizational documents;

•	reports from securities analysts; and

•	other factors discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K.

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

3

PART I.       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2019	2018
Assets
Current assets
Cash and restricted cash ($11,168 and $8,436 attributable to the variable interest entity ("VIE"))	$44,877	$31,014
Accounts receivable, net	333,929	186,114
Inventories ($6,756 and $9,658 attributable to the VIE)	346,399	361,207
Other assets	87,430	85,666
Total current assets	812,635	664,001
Property, plant and equipment, net ($11,335 and $11,615 attributable to the VIE)	223,824	228,388
Goodwill ($32,312 and $32,312 attributable to the VIE)	210,177	209,671
Intangible assets, net	476,556	478,257
Deferred income taxes	71,759	78,028
Other assets ($2,583 and $2,593 attributable to the VIE)	82,339	33,276
Total assets	$1,877,290	$1,691,621
Liabilities and Shareholders' Equity
Current liabilities
Short-term debt	$141,604	$920
Current portion of long-term debt	35,625	35,625
Accounts payable ($4,731 and $6,882 attributable to the VIE)	88,730	86,045
Accrued taxes	30,275	38,268
Accrued compensation and benefits ($1,180 and $1,634 attributable to the VIE)	59,852	77,181
Accrued expenses and other liabilities ($2,804 and $3,462 attributable to the VIE)	73,917	56,828
Total current liabilities	430,003	294,867
Long-term debt and capital lease obligations	338,274	346,953
Deferred income taxes	4,611	4,635
Accrued pension and other postretirement benefits	104,226	102,077
Other noncurrent liabilities ($5,063 and $4,831 attributable to the VIE)	53,539	16,105
Total liabilities	930,653	764,637
Commitments and contingencies (Note 15)
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,604,091 and 74,760,062 shares issued and outstanding	76	75
Additional paid-in capital	901,749	910,890
Accumulated other comprehensive loss, net of tax	(85,503)	(89,039)
Retained earnings	97,090	72,946
Total equity attributable to Acushnet Holdings Corp.	913,412	894,872
Noncontrolling interests	33,225	32,112
Total shareholders' equity	946,637	926,984
Total liabilities and shareholders' equity	$1,877,290	$1,691,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2019	2018
Net sales	$433,702	$441,801
Cost of goods sold	211,545	214,127
Gross profit	222,157	227,674
Operating expenses:
Selling, general and administrative	155,426	151,368
Research and development	12,751	12,392
Intangible amortization	1,753	1,630
Income from operations	52,227	62,284
Interest expense, net	4,883	4,408
Other income, net	(970)	(434)
Income before income taxes	48,314	58,310
Income tax expense	12,275	15,220
Net income	36,039	43,090
Less: Net income attributable to noncontrolling interests	(1,113)	(1,606)
Net income attributable to Acushnet Holdings Corp.	$34,926	$41,484

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.46	$0.56
Diluted	0.46	0.55
Weighted average number of common shares:
Basic	76,006,989	74,650,237
Diluted	76,264,038	74,793,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(in thousands)	2019	2018
Net income	$36,039	$43,090
Other comprehensive income (loss):
Foreign currency translation adjustments	3,842	11,913
Cash flow derivative instruments
Unrealized holding gains (losses) arising during period	1,359	(7,081)
Reclassification adjustments included in net income	(1,449)	708
Tax (expense) benefit	(70)	2,113
Cash flow derivative instruments, net	(160)	(4,260)
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	(203)	34
Tax benefit (expense)	57	(6)
Pension and other postretirement benefits adjustments, net	(146)	28
Total other comprehensive income	3,536	7,681
Comprehensive income	39,575	50,771
Less: Comprehensive income attributable to noncontrolling interests	(1,113)	(1,606)
Comprehensive income attributable to Acushnet Holdings Corp.	$38,462	$49,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$36,039	$43,090
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	9,797	10,325
Unrealized foreign exchange gain	(61)	(1,681)
Amortization of debt issuance costs	369	331
Share-based compensation	1,785	4,126
Deferred income taxes	5,889	6,369
Changes in operating assets and liabilities
Accounts receivable	(146,894)	(152,626)
Inventories	17,373	7,457
Accounts payable	4,491	(765)
Accrued taxes	(7,941)	2,084
Other assets and liabilities	(10,912)	(5,542)
Cash flows used in operating activities	(90,065)	(86,832)
Cash flows from investing activities
Additions to property, plant and equipment	(5,462)	(5,887)
Business acquisitions, net of cash acquired	—	(2,496)
Cash flows used in investing activities	(5,462)	(8,383)
Cash flows from financing activities
Proceeds from short-term borrowings, net	140,778	113,293
Repayments of delayed draw term loan A facility	(1,875)	(1,250)
Repayment of term loan facilities	(7,031)	(4,688)
Dividends paid on common stock	(11,872)	(9,898)
Payment of employee restricted stock tax withholdings	(10,924)	(2,634)
Cash flows provided by financing activities	109,076	94,823
Effect of foreign exchange rate changes on cash	314	1,040
Net increase in cash	13,863	648
Cash and restricted cash, beginning of year	31,014	47,722
Cash and restricted cash, end of period	$44,877	$48,370
Supplemental information
Non-cash additions to property, plant and equipment	$222	$774
Dividends declared to noncontrolling interests but not paid	—	2,400
Dividend equivalents rights ("DERs") declared not paid	198	201

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2017	74,479	$74	$894,727	$(81,691)	$8,199	$821,309	$32,664	$853,973
Adoption of new accounting standards	—	—	—	(6,132)	4,631	(1,501)	—	(1,501)
Net income	—	—	—	—	41,484	41,484	1,606	43,090
Other comprehensive income	—	—	—	7,681	—	7,681	—	7,681
Share-based compensation	—	—	4,357	—	—	4,357	—	4,357
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	265	1	(2,634)	—	—	(2,633)	—	(2,633)
Dividends and dividend equivalents declared	—	—	—	—	(9,917)	(9,917)	—	(9,917)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	(2,400)	(2,400)
Balances as of March 31, 2018	74,744	$75	$896,450	$(80,142)	$44,397	$860,780	$31,870	$892,650

Balances as of December 31, 2018	74,760	$75	$910,890	$(89,039)	$72,946	$894,872	$32,112	$926,984
Net income	—	—	—	—	34,926	34,926	1,113	36,039
Other comprehensive income	—	—	—	3,536	—	3,536	—	3,536
Share-based compensation	—	—	1,785	—	—	1,785	—	1,785
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	844	1	(10,926)	—	—	(10,925)	—	(10,925)
Dividends and dividend equivalents declared	—	—	—	—	(10,782)	(10,782)	—	(10,782)
Balances as of March 31, 2019	75,604	$76	$901,749	$(85,503)	$97,090	$913,412	$33,225	$946,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Acushnet Holdings Corp. (the “Company”), its wholly-owned subsidiaries and less than wholly-owned subsidiaries, including a variable interest entity (“VIE”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the full year ending December 31, 2019, nor were those of the comparable 2018 period representative of those actually experienced for the full year ended December 31, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2018 included in its Annual Report on Form 10-K filed with the SEC on February 28, 2019.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE, which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of March 31, 2019 and December 31, 2018. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Noncontrolling Interests
The ownership interest held by owners other than the Company in less than wholly-owned subsidiaries are classified as noncontrolling interests. The value attributable to the noncontrolling interests is presented on the unaudited condensed consolidated balance sheets within shareholders' equity, separately from the equity attributable to the Company. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are presented separately on the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income, respectively. The Company's less than wholly-owned subsidiaries include a VIE, as discussed above, and PG Professional Golf, which was acquired on October 1, 2018.
Cash and Restricted Cash
Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of both March 31, 2019 and December 31, 2018, the amount of restricted cash included in cash and restricted cash on the balance sheet was $2.0 million.
Accounts Receivable
As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts was $8.1 million and $7.3 million, respectively.
Foreign Currency Translation and Transactions
Foreign currency transaction gains included in selling, general and administrative expense were $0.5 million and $2.0 million for the three months ended March 31, 2019 and 2018, respectively.
Recently Adopted Accounting Standards
Leases
On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842"), which requires the recognition of right-of-use assets and related operating and finance lease liabilities on the consolidated balance sheet. As permitted by ASC 842, the Company adopted ASC 842 using the optional transition approach, which allowed for a cumulative effect adjustment as of January 1, 2019, which is the date of initial application, and did not restate prior periods. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated and continues to be reported under ASC Topic 840, Leases ("ASC 840"), which did not require the recognition of operating lease liabilities on the consolidated balance sheet, and is not comparative.
Under ASC 842, all leases are required to be recorded on the consolidated balance sheet and are classified as either operating or finance leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or the leased asset is of a highly specialized nature. A lease is classified as an operating lease if it does not meet any one of these criteria.
The lease classification affects the expense recognition in the consolidated statement of operations. Operating lease expense consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term in the consolidated statement of operations. Finance lease charges are split, where amortization of the right-of-use asset is recorded as depreciation and amortization expense and an implied interest component is recorded in interest expense, net. The expense recognition for operating leases and finance leases under ASC 842 is consistent with ASC 840. As a result, there is no impact on the results of operations presented in the Company's unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income for the periods presented as a result of the adoption of ASC 842.
As permitted under ASC 842, the Company also elected to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. As permitted under ASC 842, the Company elected to not use hindsight to determine lease terms and to not separate non-lease components within its lease portfolio. As permitted under ASC 842, the Company has also elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on the Company's operating right-of-use assets and operating lease liabilities was not material.
Upon adoption of ASC 842, the Company recognized operating lease right-of-use assets and operating lease liabilities. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred less any lease incentives received. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental collateralized borrowing rate applicable to the location where the lease is held. The incremental borrowing rate for each of the Company's leases is determined based on the lease term and currency in which such lease payments are made. Accordingly, upon adoption, the Company recorded an adjustment of $48.1 million to operating lease right-of-use assets and the related lease liabilities.
The Company leases office and warehouse space, machinery and equipment, and vehicles, among other items. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to 3 years. For contracts entered into on or after the effective date, at the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company's assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. See further discussion in Note 2.
Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2017‑12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” ("ASU 2017-12"). The amendments in this update expand and refine hedge accounting guidance and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. ASU 2017-12 also simplified the application of hedge accounting guidance, hedge documentation requirements and the assessment of hedge effectiveness. The adoption of this standard did not have a material impact on the consolidated financial statements.
Changes to the Disclosure Requirements for Fair Value Measurement
On January 1, 2019, the Company adopted ASU 2018-13, "Fair Value Measurement (Topic 820) —Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). The amendments in this update are meant to provide more relevant information regarding valuation techniques and inputs used to arrive at measures of fair value, uncertainty in the fair value measurements, and how changes in fair value measurements impact an entity's performance and cash flows. The adoption of this standard should be applied to all periods presented. The adoption of this standard did not have an impact on the consolidated financial statements or related disclosures.
Recently Issued Accounting Standards
Intangibles —Goodwill and Other —Internal-Use Software
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, "Intangibles -Goodwill and Other -Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" ("ASU 2018-15"). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
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

2. Leases
The Company's operating lease right-of-use assets and operating lease liabilities represent leases for office and warehouse space, machinery and equipment, and vehicles, among other items.
Operating lease costs recognized on the unaudited condensed consolidated statements of operations were as follows:

Three months ended
(in thousands)	March 31, 2019
Cost of goods sold	$821
Selling, general and administrative	2,882
Research and development	199
$3,902
Supplemental balance sheet information related to the Company's operating leases is as follows:

		March 31,
(in thousands)	Balance Sheet Location	2019

Right-of-use assets	Other noncurrent assets	$48,054

Current lease liabilities	Accrued expenses and other liabilities	$11,649
Noncurrent lease liabilities	Other noncurrent liabilities	36,405
	Total liabilities	$48,054
The weighted average remaining lease term and the weighted average discount rate for operating leases as of March 31, 2019 was:

Operating Leases
Weighted average remaining lease term (years)	5.9
Weighted average discount rate	3.42%
The following table reconciles the undiscounted cash flows for operating leases as of March 31, 2019 to operating lease liabilities recorded on the unaudited condensed consolidated balance sheet:

Operating
(in thousands)	Leases
Remainder of 2019	$10,306
2020	11,720
2021	8,635
2022	5,845
2023	3,265
Thereafter	14,228
Total future lease payments	53,999
Less: Interest	(5,945)
Present value of lease liabilities	$48,054

Accrued expenses and other liabilities	$11,649
Other noncurrent liabilities	36,405
Total lease liabilities	$48,054

Future minimum rental payments under noncancelable operating leases as of December 31, 2018 were as follows:

(in thousands)
Year ending December 31,
2019	$13,119
2020	11,053
2021	7,984
2022	5,345
2023	3,133
Thereafter	13,852
Total minimum rental payments	$54,486
Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows:

Three months ended
(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,604
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,635
3. Inventories
The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$62,937	$71,068
Work-in-process	26,161	21,763
Finished goods	257,301	268,376
Inventories	$346,399	$361,207

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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Balance at beginning of period	$3,331	$3,823
Provision	1,074	1,195
Claims paid/costs incurred	(876)	(913)
Foreign currency translation	19	43
Balance at end of period	$3,548	$4,148

5. Debt and Financing Arrangements
Senior Secured Credit Facility
There were outstanding borrowings under the revolving credit facility of $129.0 million as of March 31, 2019. The weighted average interest rate applicable to the outstanding borrowings was 3.71% as of March 31, 2019. There were no outstanding borrowings under the revolving credit facility as of December 31, 2018.
The credit agreement contains a number of covenants that, among other things, restrict the ability of the U.S. borrower and its restricted subsidiaries to (subject to certain exceptions), incur, assume, or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments, or redeem or repurchase capital stock or make prepayments, repurchases or redemptions of certain indebtedness; engage in mergers, liquidations, dissolutions, asset sales, and other dispositions (including sale leaseback transactions); amend or otherwise alter terms of certain indebtedness or certain other agreements; enter into agreements limiting subsidiary distributions or containing negative pledge clauses; engage in certain transactions with affiliates; alter the nature of the business that they conduct or change their fiscal year or accounting practices. Certain exceptions to these covenants are determined based on ratios that are calculated in part using the calculation of Adjusted EBITDA. The credit agreement also restricts the ability of Acushnet Holdings Corp. to engage in certain mergers or consolidations or engage in any activities other than permitted activities. The Company’s credit agreement contains certain customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company’s leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2019, the Company was in compliance with all covenants under the credit agreement.
As of March 31, 2019, the Company had available borrowings under its revolving credit facility of $135.3 million after giving effect to $10.7 million of outstanding letters of credit.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were outstanding borrowings under the Company's local credit facilities of $12.6 million and $0.9 million as of March 31, 2019 and December 31, 2018, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.97% and 3.25% as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, the Company had available borrowings remaining under these local credit facilities of $51.3 million.
Letters of Credit
As of March 31, 2019 and December 31, 2018, there were outstanding letters of credit related to agreements, including the Company's senior secured credit facility, totaling $14.9 million and $15.5 million, respectively, of which $11.8 million and $12.4 million was secured. These agreements provided a maximum commitment for letters of credit of $29.2 million as of both March 31, 2019 and December 31, 2018.
6. Derivative Financial Instruments
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
Foreign Exchange Derivative Instruments
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to hedge currency fluctuations related to inventory purchases not denominated in the functional currency of the non-U.S. subsidiary, thereby limiting currency risk that would otherwise result from changes in exchange rates. These instruments are considered cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of March 31, 2019 and December 31, 2018 was $318.3 million and $312.8 million, respectively.

The Company also enters into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities which do not qualify as hedging instruments under U.S. GAAP. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of March 31, 2019 and December 31, 2018.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce the impact of variability in interest rates. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its variable rate debt to fixed rate debt. The interest rate swap contracts are accounted for as cash flow hedges. As of March 31, 2019 and December 31, 2018, the notional value of the Company's outstanding interest rate swap contracts was $185.0 million.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		March 31,	December 31,
Balance Sheet Location	Hedge Instrument Type	2019	2018
Other current assets	Foreign exchange forward	$5,880	$6,116
Other noncurrent assets	Foreign exchange forward	1,119	1,015
Accrued expenses and other liabilities	Foreign exchange forward	691	578
	Interest rate swap	773	526
Other noncurrent liabilities	Foreign exchange forward	132	161
	Interest rate swap	1,254	925
The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended
	March 31,
(in thousands)	2019	2018
Type of hedge
Foreign exchange forward	$2,087	$(7,081)
Interest rate swap	(728)	—
	$1,359	$(7,081)
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted transaction impacts the statement of operations. Based on the current valuation, the Company expects to reclassify a net gain of $6.2 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net loss of $0.8 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax into interest expense, net during the next 12 months. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.

The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2019	2018
Location of gain (loss) in statement of operations
Foreign exchange forward:
Cost of goods sold	$1,606	$(708)
Selling, general and administrative (1)	(314)	(668)
Total	$1,292	$(1,376)

Interest Rate Swap:
Interest expense, net	$(157)	$—
Total	$(157)	$—
_______________________________________________________________________________
(1) Relates to losses on foreign exchange forward contracts derived from previously designated cash flow hedges.
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 were as follows:

	Fair Value Measurements as of
	March 31, 2019 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$8,931	$—	$—	Other current assets
Foreign exchange derivative instruments	—	5,880	—	Other current assets
Deferred compensation program assets	1,183	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	1,119	—	Other noncurrent assets
Total assets	$10,114	$6,999	$—
Liabilities
Foreign exchange derivative instruments	$—	$691	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	773	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	1,183	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	132	—	Other noncurrent liabilities
Interest rate derivative instruments	—	1,254	—	Other noncurrent liabilities
Total liabilities	$1,183	$2,850	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 were as follows:

	Fair Value Measurements as of
	December 31, 2018 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$8,415	$—	$—	Other current assets
Foreign exchange derivative instruments	—	6,116	—	Other current assets
Deferred compensation program assets	1,222	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	1,015	—	Other noncurrent assets
Total assets	$9,637	$7,131	$—
Liabilities
Foreign exchange derivative instruments	$—	$578	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	526	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	1,222	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	161	—	Other noncurrent liabilities
Interest rate derivative instruments	—	925	—	Other noncurrent liabilities
Total liabilities	$1,222	$2,190	$—

During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3 assets and liabilities.
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
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to limit currency risk that would otherwise result from changes in exchange rates (Note 6). The Company uses the mid‑price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.
Interest rate derivative instruments are contracts used to hedge the interest rate fluctuations of the Company's variable rate debt (Note 6). The valuation for the interest rate swap is calculated as the net of the discounted future cash flows of the pay and receive legs of the swap. Mid-market interest rates on the valuation date are used to create the forward curve for floating legs and discount curve.
8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
(in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost (income)
Service cost	$2,242	$2,443	$161	$175
Interest cost	2,980	2,958	138	127
Expected return on plan assets	(3,299)	(3,279)	—	—
Settlement expense	—	8	—	—
Amortization of net loss (gain)	272	520	(363)	(351)
Amortization of prior service cost (credit)	44	44	(34)	(34)
Net periodic benefit cost (income)	$2,239	$2,694	$(98)	$(83)

The non-service cost components of net periodic benefit cost (income) are included in other income, net in the unaudited condensed consolidated statements of operations.

9. Income Taxes
Income tax expense decreased by $2.9 million to $12.3 million for the three months ended March 31, 2019 compared to $15.2 million for the three months ended March 31, 2018. The Company’s Effective Tax Rate ("ETR") was 25.4% for the three months ended March 31, 2019 compared to 26.1% for the three months ended March 31, 2018.  The decrease in ETR was primarily driven by the discrete tax benefit realized in the first quarter of 2019 related to share based compensation expense, offset by amounts related to the U.S. Tax Cuts and Jobs Act of 2017 and changes to the Company's geographic mix of earnings.
10. Common Stock
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

(in thousands, except per share amounts)	Dividends per Common Share	Amount
2019:
First Quarter	$0.14	$10,782
Total dividends declared in 2019	$0.14	$10,782

2018:
Fourth Quarter	$0.13	$9,968
Third Quarter	0.13	9,954
Second Quarter	0.13	9,917
First Quarter	0.13	9,917
Total dividends declared in 2018	$0.52	$39,756
During the second quarter of 2019, the Company's Board of Directors ("Board of Directors") declared a dividend of $0.14 per common share to shareholders on record as of May 31, 2019 and payable on June 14, 2019.
The Board of Directors has authorized the Company to repurchase up to an aggregate of $50.0 million of its issued and outstanding common stock from time to time. Share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Company’s credit agreement and the Company’s general working capital needs. As of March 31, 2019, there were no share repurchases made under this program.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units (“PSUs”) and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of March 31, 2019, the only awards granted under the 2015 Plan were RSUs and PSUs.
RSUs granted to members of the Board of Directors vest immediately into shares of common stock. RSUs granted to Company officers and employees vest ratably and in accordance with the terms of the grant, generally over one to four years subject to the recipient’s continued service to the Company. PSUs vest, subject to the recipient's continued employment with the Company, based upon achievement of the applicable performance metrics, generally over three years and as defined in the award agreements. Recipients of the awards granted under the 2015 Plan may elect to defer receipt of all or any portion of any shares of common stock issuable upon vesting to a future date elected by the recipient.
All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.

Restricted Stock and Performance Stock Units
A summary of the Company’s RSUs and PSUs as of March 31, 2019 and changes during the three months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2018	881,832	$21.75	—	$—
Granted	609,245	23.47	207,077	23.47
Vested	(475,823)	20.25	—	—
Forfeited	(1,933)	24.57	—	—
Outstanding as of March 31, 2019	1,013,321	$23.48	207,077	$23.47

Undelivered (1)	83,761		—

_______________________________________________________________________________
(1) Shares of common stock related to vestings occurring in 2019 that were not delivered as of March 31, 2019.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued (1)	392,062	900,226	388,012	—
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(123,013)	(325,246)	(122,795)	—
Net shares of common stock issued	269,049	574,980	265,217	—

Cumulative undelivered shares of common stock	147,251	—	—	—
______________________________________________________________________________
(1) Shares of common stock issued related to PSUs represents PSUs that vested in 2018 but were delivered in common stock during the three months ended March 31, 2019.
The remaining unrecognized compensation expense related to non-vested RSUs and non-vested PSUs granted was $20.3 million and $4.6 million, respectively, as of March 31, 2019 and is expected to be recognized over the related weighted average period of 2.5 years.
The allocation of compensation expense related to equity incentive plans in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2019	2018
Cost of goods sold	$167	$94
Selling, general and administrative	1,467	3,733
Research and development	151	299
Total compensation expense before income tax	1,785	4,126
Income tax benefit	390	853
Total compensation expense, net of income tax	$1,395	$3,273

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses) on	Pension and	Accumulated
	Currency	Foreign Exchange	Interest Rate	Other	Other
	Translation	Derivative	Swap Derivative	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Instruments	Adjustments	Loss, Net of Tax
Balance as of December 31, 2018	$(71,853)	$5,258	$(1,098)	$(21,346)	$(89,039)
Other comprehensive income (loss) before reclassifications	3,842	2,087	(728)	(122)	5,079
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(1,606)	157	(81)	(1,530)
Tax benefit (expense)	—	(209)	139	57	(13)
Balance as of March 31, 2019	$(68,011)	$5,530	$(1,530)	$(21,492)	$(85,503)

13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2019	2018

Net income attributable to Acushnet Holdings Corp.	$34,926	$41,484

Weighted average number of common shares:
Basic	76,006,989	74,650,237
Diluted	76,264,038	74,793,823

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.46	$0.56
Diluted	$0.46	$0.55
Net income per common share attributable to Acushnet Holdings Corp. for the three months ended March 31, 2019 and 2018 was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three months ended March 31, 2019 and 2018 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
For the three months ended March 31, 2019 and 2018, the following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Three months ended
	March 31,
	2019	2018
RSUs	4,050	—

14. Segment Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The Company has four reportable segments that are organized on the basis of product categories. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear.
The CODM primarily evaluates performance using segment operating income (loss). Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net, the non-service cost component of net periodic benefit cost, transaction fees and other non‑operating gains and losses as the Company does not allocate these to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.
Results shown for the three months ended March 31, 2019 and 2018 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Net sales
Titleist golf balls	$141,667	$124,906
Titleist golf clubs	91,318	116,893
Titleist golf gear	45,181	44,345
FootJoy golf wear	140,981	140,706
Other	14,555	14,951
Total net sales	$433,702	$441,801

Segment operating income (loss)
Titleist golf balls	$19,728	$13,980
Titleist golf clubs	(405)	16,383
Titleist golf gear	9,151	7,784
FootJoy golf wear	20,144	20,255
Other	3,440	2,547
Total segment operating income	52,058	60,949
Reconciling items:
Interest expense, net	(4,883)	(4,408)
Non-service cost component of net periodic benefit cost	262	7
Other	877	1,762
Total income before income tax	$48,314	$58,310
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended March 31,
(in thousands)	2019	2018
United States	$230,383	$219,289
EMEA (1)	71,078	73,042
Japan	40,735	52,129
Korea	49,042	52,675
Rest of world	42,464	44,666
Total net sales	$433,702	$441,801
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")

15. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of March 31, 2019.
Purchase obligations by the Company as of March 31, 2019 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2019	2020	2021	2022	2023	Thereafter
Purchase obligations	$177,549	$22,964	$6,732	$1,971	$1,525	$4,806
Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam Suntory, Inc indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of March 31, 2019 and December 31, 2018, the Company’s estimate of its receivable for these indemnifications was $9.1 million and $8.9 million, respectively, which was recorded in other noncurrent assets on the unaudited condensed consolidated balance sheet.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended
	March 31,
(in thousands)	2019	2018
Net sales	$433,702	$441,801
Cost of goods sold	211,545	214,127
Gross profit	222,157	227,674
Operating expenses:
Selling, general and administrative	155,426	151,368
Research and development	12,751	12,392
Intangible amortization	1,753	1,630
Income from operations	52,227	62,284
Interest expense, net	4,883	4,408
Other income, net	(970)	(434)
Income before income taxes	48,314	58,310
Income tax expense	12,275	15,220
Net income	36,039	43,090
Less: Net income attributable to noncontrolling interests	(1,113)	(1,606)
Net income attributable to Acushnet Holdings Corp.	$34,926	$41,484
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$34,926	$41,484
Interest expense, net	4,883	4,408
Income tax expense	12,275	15,220
Depreciation and amortization	9,797	10,325
Share-based compensation	1,785	4,126
Other non-cash income, net (a)	(554)	(97)
Net income attributable to noncontrolling interests	1,113	1,606
Adjusted EBITDA	$64,225	$77,072
Adjusted EBITDA margin	14.8%	17.4%

(a)
Includes non-cash charges related to the indemnification obligations owed to us by Beam, transaction fees and other non-cash (gains) losses, net that are included when calculating net income attributable to Acushnet Holdings Corp.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
	2019	2018	$ change	% change	$ change	% change
	(in thousands)
Titleist golf balls	$141,667	$124,906	$16,761	13.4%	$19,936	16.0%
Titleist golf clubs	91,318	116,893	(25,575)	(21.9)%	(23,501)	(20.1)%
Titleist golf gear	45,181	44,345	836	1.9%	2,112	4.8%
FootJoy golf wear	140,981	140,706	275	0.2%	4,477	3.2%

Segment operating income (loss) by reportable segment is summarized as follows:

	Three months ended
	March 31,		Increase/(Decrease)
	2019	2018	$ change	% change
Segment operating income (loss)	(in thousands)
Titleist golf balls	$19,728	$13,980	$5,748	41.1%
Titleist golf clubs	(405)	16,383	(16,788)	(102.5)%
Titleist golf gear	9,151	7,784	1,367	17.6%
FootJoy golf wear	20,144	20,255	(111)	(0.5)%

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
	2019	2018	$ change	% change	$ change	% change
	(in thousands)
United States	$230,383	$219,289	$11,094	5.1%	$11,094	5.1%
EMEA	71,078	73,042	(1,964)	(2.7)%	3,988	5.5%
Japan	40,735	52,129	(11,394)	(21.9)%	(10,467)	(20.1)%
Korea	49,042	52,675	(3,633)	(6.9)%	(1,251)	(2.4)%
Rest of world	42,464	44,666	(2,202)	(4.9)%	(92)	(0.2)%
Total net sales	$433,702	$441,801	$(8,099)	(1.8)%	$3,272	0.7%

Net Sales

Net sales decreased by $8.1 million, or 1.8%, to $433.7 million for the three months ended March 31, 2019 compared to $441.8 million for the three months ended March 31, 2018. On a constant currency basis, net sales increased by $3.3 million, or 0.7%, to $445.1 million. The increase in net sales on a constant currency basis was due to an increase of $19.9 million in net sales of Titleist golf balls driven by the introduction of the new Pro V1 and Pro V1x models, an increase of $4.5 million in net sales of FootJoy golf wear driven by sales volume increases in our FootJoy footwear and apparel categories and an increase of $2.1 million in Titleist golf gear driven by sales volume increases in our travel gear and golf bag categories, partially offset by a $23.5 million decrease in Titleist golf clubs. The decrease in Titleist golf clubs was primarily related to lower sales volumes of wedges, Select model putters and irons, partially offset by higher sales volumes of our TS drivers and TS fairways. Titleist golf club sales were also negatively impacted by our spring putter launch which generally occurs in the first quarter of an odd-numbered year, however our new Phantom X family of putters was launched in the second quarter of 2019.

Net sales in the United States increased by $11.1 million, or 5.1%, to $230.4 million for the three months ended March 31, 2019 compared to $219.3 million for the three months ended March 31, 2018. This increase in net sales in the United States was primarily driven by an increase of $10.4 million in net sales of Titleist golf balls and an increase of $6.2 million in net sales of FootJoy golf wear, partially offset by a decrease of $6.0 million in Titleist golf clubs.

Our sales in regions outside of the United States decreased by $19.2 million, or 8.6%, to $203.3 million for the three months ended March 31, 2019 compared to $222.5 million for the three months ended March 31, 2018. On a constant currency basis, net sales in such regions decreased by $7.8 million, or 3.5%, to $214.7 million. This decrease primarily resulted from a decrease of $17.5 million in net sales of Titleist golf clubs as a result of the lower sales volumes discussed above that include a decrease in sales volumes of our Japan-specific VG3 irons which were introduced in the first quarter of 2018, partially offset by an increase of $9.6 million in net sales of Titleist golf balls.

Gross Profit

Gross profit decreased by $5.5 million to $222.2 million for the three months ended March 31, 2019 compared to $227.7 million for the three months ended March 31, 2018. Gross margin decreased to 51.2% for the three months ended March 31, 2019 compared to 51.5% for the three months ended March 31, 2018, primarily due to a lower gross margin in Titleist golf clubs. The decrease in gross profit resulted from a $16.2 million decrease in gross profit in Titleist golf clubs primarily due to a sales volume decrease in irons and wedges, partially offset by an increase of $8.8 million in Titleist golf balls driven by higher sales volumes of the Pro V1 and Pro V1x franchise.

Selling, General and Administrative Expenses

SG&A expenses increased by $4.0 million to $155.4 million for the three months ended March 31, 2019 compared to $151.4 million for the three months ended March 31, 2018. This increase was primarily due to an increase of $2.9 million in selling expenses across all segments, an increase of $2.1 million in advertising and promotion expenses primarily related to the Pro V1 and Pro V1x launch in the first quarter of 2019 and higher professional tour costs, partially offset by a decrease of $2.3 million in share-based compensation. Overall SG&A included a $2.6 million favorable impact of changes in foreign currency exchange rates across all expense categories and segments.

Research and Development

R&D expenses increased by $0.4 million to $12.8 million for the three months ended March 31, 2019 compared to $12.4 million for the three months ended March 31, 2018. As a percentage of consolidated net sales, R&D expenses were 2.9%, up from 2.8% for the three months ended March 31, 2018.

Intangible Amortization

Intangible amortization expenses were $1.8 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

Interest Expense, net

Interest expense, net increased by $0.5 million to $4.9 million for the three months ended March 31, 2019 compared to $4.4 million for the three months ended March 31, 2018.

Other Income, Net

Other income, net increased by $0.6 million to $1.0 million for the three months ended March 31, 2019 compared to $0.4 million for the three months ended March 31, 2018.

Income Tax Expense

Income tax expense decreased by $2.9 million to $12.3 million for the three months ended March 31, 2019 compared to $15.2 million for the three months ended March 31, 2018. Our Effective Tax Rate ("ETR") was 25.4% for the three months ended March 31, 2019 compared to 26.1% for the three months ended March 31, 2018. The decrease in ETR was primarily driven by the discrete tax benefit realized in the first quarter of 2019 related to share based compensation expense, offset by amounts related to the U.S. Tax Cuts and Jobs Act of 2017 and changes to our geographic mix of earnings.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. decreased by $6.6 million to $34.9 million for the three months ended March 31, 2019 compared to net income of $41.5 million for the three months ended March 31, 2018, primarily as a result of a decrease in income from operations, partially offset by a decrease in income tax expense, as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA decreased by $12.9 million to $64.2 million for the three months ended March 31, 2019 compared to $77.1 million for the three months ended March 31, 2018, primarily due to a decrease in income from operations. Adjusted EBITDA margin decreased to 14.8% for the three months ended March 31, 2019 compared to 17.4% for the three months ended March 31, 2018.

Segment Results

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment increased by $16.8 million, or 13.4%, to $141.7 million for the three months ended March 31, 2019 compared to $124.9 million for the three months ended March 31, 2018. On a constant currency basis, net sales in our Titleist golf balls segment increased by $19.9 million, or 16.0%, to $144.8 million. This increase was primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2019 and our AVX premium performance golf balls introduced in the second quarter of 2018, partially offset by a sales volume decline in our performance golf balls which were in their second model year.

Titleist golf balls segment operating income increased by $5.7 million, or 41.1%, to $19.7 million for the three months ended March 31, 2019 compared to $14.0 million for the three months ended March 31, 2018. This increase was primarily due to an increase in gross profit of $8.8 million which was partially offset by higher operating expenses. The increase in gross profit was primarily driven by higher sales volume as discussed above.  Operating expenses increased primarily due to a $2.6 million increase in advertising and promotion expenses related to new product launches and professional tour costs.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment decreased by $25.6 million, or 21.9%, to $91.3 million for the three months ended March 31, 2019 compared to $116.9 million for the three months ended March 31, 2018. On a constant currency basis, net sales in our Titleist golf clubs segment decreased by $23.5 million, or 20.1%, to $93.4 million. This decrease primarily resulted from lower sales volumes of our wedges, Select model putters and Japan-specific VG3 irons which were all introduced in the first quarter of 2018 and our iron series which was in its second model year. The decrease was offset by higher sales volumes of our TS drivers and TS fairways which were launched in the third quarter of 2018. Titleist golf club sales were also negatively impacted by our spring putter launch which generally occurs in the first quarter of an odd-numbered year, however our new Phantom X family of putters was launched in the second quarter of 2019.

Titleist golf clubs segment operating income decreased by $16.8 million, or 102.5%, to a loss of $0.4 million for the three months ended March 31, 2019 compared to income of $16.4 million for the three months ended March 31, 2018. The decrease in operating income primarily resulted from lower gross profit of $16.2 million as a result of the sales volume decrease discussed above. Gross margin decreased primarily as a result of unfavorable manufacturing overhead absorption due to lower golf club production volume.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $0.9 million, or 1.9%, to $45.2 million for the three months ended March 31, 2019 compared to $44.3 million for the three months ended March 31, 2018. On a constant currency basis, net sales in our Titleist golf gear segment increased by $2.1 million, or 4.8%, to $46.4 million. This increase was primarily due to a sales volume increase in our travel gear and golf bag categories.

Titleist golf gear segment operating income increased by $1.4 million, or 17.6%, to $9.2 million for the three months ended March 31, 2019 compared to $7.8 million for the three months ended March 31, 2018. The increase in operating income was primarily driven by higher sales volume as discussed above and lower inbound freight costs.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment increased by $0.3 million, or 0.2%, to $141.0 million for the three months ended March 31, 2019 compared to $140.7 million for the three months ended March 31, 2018. On a constant currency basis, net sales in our FootJoy golf wear segment increased by $4.5 million, or 3.2%, to $145.2 million. This increase was primarily driven by a sales volume increase in footwear and higher average selling prices in apparel.

FootJoy golf wear segment operating income decreased slightly by $0.2 million, or 0.5%, to $20.1 million for the three months ended March 31, 2019 compared to $20.3 million for the three months ended March 31, 2018. The decrease in operating income was primarily due to slightly lower gross margin.

Liquidity and Capital Resources

Our primary cash needs relate to working capital, capital expenditures, servicing of our debt, paying dividends, pension contributions and repurchasing shares of our common stock. We expect to rely on cash flows from operations and borrowings under our revolving credit facility and local credit facilities as our primary sources of liquidity.

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

As of March 31, 2019, we had $42.9 million of unrestricted cash (including $10.3 million attributable to our FootJoy golf shoe joint venture). As of March 31, 2019, 95.7% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.

As of March 31, 2019, we had $135.3 million of availability under our revolving credit facility after giving effect to $10.7 million of outstanding letters of credit and we had $51.3 million available under our local credit facilities. See “Notes to Consolidated Financial Statements-Note 10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of our credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2019, we were in compliance with all covenants under the credit agreement. See "Notes to Unaudited Condensed Consolidated Financial Statements-Note 5-Debt and Financing Arrangements" for a description of our covenants.
We made $5.5 million of capital expenditures in the three months ended March 31, 2019 and plan to make capital expenditures of approximately $30.5 million during the remainder of 2019, although the actual amount of capital expenditures may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. We expect the majority of these capital expenditures in the remainder of 2019 will be primarily related to investments to support the manufacturing and distribution of products, our go to market activities and continued investments in information technology to support our global strategic initiatives.

We believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities will be sufficient to meet our liquidity requirements for at least the next 12 months, subject to customary borrowing conditions. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, demand for our products, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$(90,065)	$(86,832)
Investing activities	(5,462)	(8,383)
Financing activities	109,076	94,823
Effect of foreign exchange rate changes on cash	314	1,040
Net increase in cash	$13,863	$648

Cash Flows from Operating Activities

Net cash used in operating activities was $90.1 million for the three months ended March 31, 2019 compared to $86.8 million for the three months ended March 31, 2018, an increase in cash used in operating activities of $3.3 million. Cash used in operating activities is subject to changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.5 million for the three months ended March 31, 2019 compared to $8.4 million for the three months ended March 31, 2018, a decrease in cash used in investing activities of $2.9 million. The decrease was primarily due to cash used for business acquisitions during the three months ended March 31, 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities was $109.1 million for the three months ended March 31, 2019 compared to $94.8 million for the three months ended March 31, 2018, an increase in cash provided by financing activities of $14.3 million. This increase was primarily due to an increase in net proceeds from borrowings, partially offset by an increase in payment of employee restricted stock tax withholdings during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

See Notes 1 and 2 to our unaudited condensed consolidated financial statements included elsewhere in this report for recently issued accounting standards, including the dates of adoption and estimated effects on our consolidated financial statements.

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

Interest Rate Risk

We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in “Notes to Unaudited Condensed Consolidated Financial Statements-Note 5-Debt and Financing Arrangements” to our unaudited condensed consolidated financial statements in this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt.
During 2018, we entered into interest rate swap contracts to reduce the impact of variability in interest rates. Under the contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our variable rate debt to fixed rate debt. As of March 31, 2019, the notional value of our outstanding interest rate swap contracts was $185.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statement-Note-6-Derivative Financial Instruments" for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in variable interest rates on our pre-tax interest expense. As of March 31, 2019, we had $332.5 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance cost) after giving effect to $185.0 million of hedged variable rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of March 31, 2019 would have resulted in an increase of $3.3 million in our annual pre-tax interest expense.

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

We use financial instruments to reduce the impact of changes in foreign currency exchange rates. The principal financial instruments we enter into on a routine basis are foreign exchange forward contracts. The primary foreign exchange forward contracts pertain to the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. Foreign exchange forward contracts are primarily used to hedge purchases denominated in select currencies. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. We do not enter into foreign exchange forward contracts for trading or speculative purposes. See "Notes to Unaudited Condensed Consolidated Financial Statements-Note-6-Derivative Financial Instruments" for further discussion of our foreign currency derivative instruments.

The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding as of March 31, 2019 was $318.3 million, representing a net settlement asset of $6.2 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of March 31, 2019, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $6.2 million would decrease by $25.1 million resulting in a net settlement liability of $18.9 million.

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

Changes in Internal Control Over Financial Reporting. Except for the implementation of certain new accounting processes and business applications which changed internal controls related to the adoption of Accounting Standards Codification 842, Leasing (“Topic 842”), there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.      Legal Proceedings

We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.

Item 1A.      Risk Factors

You should carefully consider each of the risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the other information set forth in this report.  There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During 2018, our Board of Directors authorized a $50.0 million share repurchase program under which we are authorized to repurchase shares of our issued and outstanding common stock in the open market or in private transactions, including transactions with affiliates. The repurchase program will remain in effect until completed or until terminated by the Board of Directors. During the three months ended March 31, 2019, there were no share repurchases made under this program.

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

ACUSHNET HOLDINGS CORP.

Dated: May 8, 2019	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2019	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

