Form 10-Q
period 2019-06-30
Acushnet Holdings Corp.
filed 2019-08-07
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

(508) 979‑2000
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The registrant had 75,365,727 shares of common stock outstanding as of August 2, 2019.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

3

PART I.       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2019	2018
Assets
Current assets
Cash and restricted cash ($10,197 and $8,436 attributable to the variable interest entity ("VIE"))	$42,966	$31,014
Accounts receivable, net	306,399	186,114
Inventories ($8,813 and $9,658 attributable to the VIE)	324,588	361,207
Other assets	90,740	85,666
Total current assets	764,693	664,001
Property, plant and equipment, net ($11,237 and $11,615 attributable to the VIE)	221,035	228,388
Goodwill ($32,312 and $32,312 attributable to the VIE)	209,564	209,671
Intangible assets, net	474,761	478,257
Deferred income taxes	59,446	78,028
Other assets ($2,565 and $2,593 attributable to the VIE)	77,938	33,276
Total assets	$1,807,437	$1,691,621
Liabilities and Shareholders' Equity
Current liabilities
Short-term debt	$42,161	$920
Current portion of long-term debt	35,625	35,625
Accounts payable ($4,292 and $6,882 attributable to the VIE)	94,050	86,045
Accrued taxes	22,897	38,268
Accrued compensation and benefits ($1,338 and $1,634 attributable to the VIE)	62,788	77,181
Accrued expenses and other liabilities ($2,779 and $3,462 attributable to the VIE)	98,545	56,828
Total current liabilities	356,066	294,867
Long-term debt	329,594	346,953
Deferred income taxes	4,633	4,635
Accrued pension and other postretirement benefits	106,701	102,077
Other noncurrent liabilities ($5,123 and $4,831 attributable to the VIE)	52,406	16,105
Total liabilities	849,400	764,637
Commitments and contingencies (Note 15)
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,614,015 and 74,760,062 shares issued	76	75
Additional paid-in capital	905,351	910,890
Accumulated other comprehensive loss, net of tax	(91,647)	(89,039)
Retained earnings	124,827	72,946
Treasury stock, at cost; 506,770 shares (including 253,385 of accrued share repurchase) and no shares (Note 10)	(12,356)	—
Total equity attributable to Acushnet Holdings Corp.	926,251	894,872
Noncontrolling interests	31,786	32,112
Total shareholders' equity	958,037	926,984
Total liabilities and shareholders' equity	$1,807,437	$1,691,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2019	2018	2019	2018
Net sales	$462,218	$478,138	$895,920	$919,939
Cost of goods sold	216,175	227,328	427,720	441,455
Gross profit	246,043	250,810	468,200	478,484
Operating expenses:
Selling, general and administrative	170,223	171,685	325,649	323,053
Research and development	12,920	12,916	25,671	25,308
Intangible amortization	1,765	1,630	3,518	3,260
Income from operations	61,135	64,579	113,362	126,863
Interest expense, net	5,213	5,247	10,096	9,655
Other expense (income), net	781	544	(189)	110
Income before income taxes	55,141	58,788	103,455	117,098
Income tax expense	16,239	18,419	28,514	33,639
Net income	38,902	40,369	74,941	83,459
Less: Net income attributable to noncontrolling interests	(414)	(462)	(1,527)	(2,068)
Net income attributable to Acushnet Holdings Corp.	$38,488	$39,907	$73,414	$81,391

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.51	$0.53	$0.97	$1.09
Diluted	0.51	0.53	0.97	1.09
Weighted average number of common shares:
Basic	75,618,717	74,762,469	75,811,780	74,706,663
Diluted	75,858,114	75,028,658	76,060,003	74,911,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$38,902	$40,369	$74,941	$83,459
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,217)	(18,444)	(375)	(6,531)
Cash flow derivative instruments
Unrealized holding gains (losses) arising during period	(1,406)	8,940	(47)	1,859
Reclassification adjustments included in net income	(2,827)	1,222	(4,276)	1,930
Tax (expense) benefit	1,026	(2,831)	956	(718)
Cash flow derivative instruments, net	(3,207)	7,331	(3,367)	3,071
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	1,684	962	1,481	996
Tax expense	(404)	(142)	(347)	(148)
Pension and other postretirement benefits adjustments, net	1,280	820	1,134	848
Total other comprehensive loss	(6,144)	(10,293)	(2,608)	(2,612)
Comprehensive income	32,758	30,076	72,333	80,847
Less: Comprehensive income attributable to noncontrolling interests	(414)	(462)	(1,527)	(2,068)
Comprehensive income attributable to Acushnet Holdings Corp.	$32,344	$29,614	$70,806	$78,779

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$74,941	$83,459
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	19,596	20,712
Unrealized foreign exchange loss (gain)	730	(516)
Amortization of debt issuance costs	738	671
Share-based compensation	5,386	9,110
Loss on disposals of property, plant and equipment	2	83
Deferred income taxes	17,355	17,187
Changes in operating assets and liabilities
Accounts receivable	(120,056)	(121,237)
Inventories	37,420	44,560
Accounts payable	9,675	(1,467)
Accrued taxes	(15,230)	(5,257)
Other assets and liabilities	9,454	17,252
Cash flows provided by operating activities	40,011	64,557
Cash flows from investing activities
Additions to property, plant and equipment	(10,595)	(13,657)
Business acquisitions, net of cash acquired	—	(2,477)
Cash flows used in investing activities	(10,595)	(16,134)
Cash flows from financing activities
Proceeds from short-term borrowings, net	41,939	18,449
Repayments of delayed draw term loan A facility	(3,750)	(27,500)
Repayment of term loan A facility	(14,063)	(9,375)
Purchases of common stock	(6,178)	—
Debt issuance costs	—	(380)
Dividends paid on common stock	(22,433)	(19,619)
Dividends paid to noncontrolling interests	(1,853)	(6,450)
Payment of employee restricted stock tax withholdings	(10,924)	(2,634)
Cash flows used in financing activities	(17,262)	(47,509)
Effect of foreign exchange rate changes on cash	(202)	(958)
Net increase (decrease) in cash	11,952	(44)
Cash and restricted cash, beginning of year	31,014	47,722
Cash and restricted cash, end of period	$42,966	$47,678
Supplemental information
Non-cash additions to property, plant and equipment	$830	$1,381
Dividend equivalents rights ("DERs") declared not paid	387	398
Share repurchase liability (Note 10)	6,178	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of March 31, 2018	74,744	$75	$896,450	$(80,142)	$44,397	$—	$860,780	$31,870	$892,650
Net income	—	—	—	—	39,907	—	39,907	462	40,369
Other comprehensive loss	—	—	—	(10,293)	—	—	(10,293)	—	(10,293)
Share-based compensation	—	—	4,984	—	—	—	4,984	—	4,984
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	11	—	4	—	—	—	4	—	4
Dividends and dividend equivalents declared	—	—	—	—	(9,917)	—	(9,917)	—	(9,917)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(4,050)	(4,050)
Balances as of June 30, 2018	74,755	$75	$901,438	$(90,435)	$74,387	$—	$885,465	$28,282	$913,747

Balances as of March 31, 2019	75,604	$76	$901,749	$(85,503)	$97,090	$—	$913,412	$33,225	$946,637
Net income	—	—	—	—	38,488	—	38,488	414	38,902
Other comprehensive loss	—	—	—	(6,144)	—	—	(6,144)	—	(6,144)
Share-based compensation	—	—	3,601	—	—	—	3,601	—	3,601
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	10	—	1	—	—	—	1	—	1
Purchases of common stock (Note 10)	—	—	—	—	—	(6,178)	(6,178)	—	(6,178)
Share repurchase liability (Note 10)	—	—	—	—	—	(6,178)	(6,178)	—	(6,178)
Dividends and dividend equivalents declared	—	—	—	—	(10,751)	—	(10,751)	—	(10,751)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,853)	(1,853)
Balances as of June 30, 2019	75,614	$76	$905,351	$(91,647)	$124,827	$(12,356)	$926,251	$31,786	$958,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2017	74,479	$74	$894,727	$(81,691)	$8,199	$—	$821,309	$32,664	$853,973
Adoption of new accounting standards	—	—	—	(6,132)	4,631	—	(1,501)	—	(1,501)
Net income	—	—	—	—	81,391	—	81,391	2,068	83,459
Other comprehensive loss	—	—	—	(2,612)	—	—	(2,612)	—	(2,612)
Share-based compensation	—	—	9,341	—	—	—	9,341	—	9,341
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	276	1	(2,630)	—	—	—	(2,629)	—	(2,629)
Dividends and dividend equivalents declared	—	—	—	—	(19,834)	—	(19,834)	—	(19,834)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(6,450)	(6,450)
Balances as of June 30, 2018	74,755	$75	$901,438	$(90,435)	$74,387	$—	$885,465	$28,282	$913,747

Balances as of December 31, 2018	74,760	$75	$910,890	$(89,039)	$72,946	$—	$894,872	$32,112	$926,984
Net income	—	—	—	—	73,414	—	73,414	1,527	74,941
Other comprehensive loss	—	—	—	(2,608)	—	—	(2,608)	—	(2,608)
Share-based compensation	—	—	5,386	—	—	—	5,386	—	5,386
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	854	1	(10,925)	—	—	—	(10,924)	—	(10,924)
Purchases of common stock (Note 10)	—	—	—	—	—	(6,178)	(6,178)	—	(6,178)
Share repurchase liability (Note 10)	—	—	—	—	—	(6,178)	(6,178)	—	(6,178)
Dividends and dividend equivalents declared	—	—	—	—	(21,533)	—	(21,533)	—	(21,533)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,853)	(1,853)
Balances as of June 30, 2019	75,614	$76	$905,351	$(91,647)	$124,827	$(12,356)	$926,251	$31,786	$958,037

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the full year ending December 31, 2019, nor were those of the comparable 2018 period representative of those actually experienced for the full year ended December 31, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2018 included in its Annual Report on Form 10-K filed with the SEC on February 28, 2019.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE, which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of June 30, 2019 and December 31, 2018. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
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
Cash and Restricted Cash
Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of June 30, 2019 and December 31, 2018, the amount of restricted cash included in cash and restricted cash on the balance sheet was $2.1 million and $2.0 million, respectively.
Accounts Receivable
As of June 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $5.6 million and $7.3 million, respectively.
Foreign Currency Translation and Transactions
Foreign currency transaction losses included in selling, general and administrative expense were $0.1 million and $3.1 million for the three months ended June 30, 2019 and 2018, respectively. Foreign currency transaction gains (losses) included in selling, general and administrative expense were gains of $0.4 million and losses of $1.1 million for the six months ended June 30, 2019 and 2018, respectively.
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
Operating lease costs recognized on the unaudited condensed consolidated statements of operations were as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2019	June 30, 2019
Cost of goods sold	787	$1,608
Selling, general and administrative	2,898	5,780
Research and development	176	375
	$3,861	$7,763

Supplemental balance sheet information related to the Company's operating leases is as follows:

		June 30,
(in thousands)	Balance Sheet Location	2019

Right-of-use assets	Other noncurrent assets	$44,673

Current lease liabilities	Accrued expenses and other liabilities	$11,656
Noncurrent lease liabilities	Other noncurrent liabilities	34,102
	Total liabilities	$45,758

The weighted average remaining lease term and the weighted average discount rate for operating leases as of June 30, 2019 was:

Operating Leases
Weighted average remaining lease term (years)	5.7
Weighted average discount rate	3.41%

The following table reconciles the undiscounted cash flows for operating leases as of June 30, 2019 to operating lease liabilities recorded on the unaudited condensed consolidated balance sheet:

Operating
(in thousands)	Leases
Remainder of 2019	$7,081
2020	12,250
2021	8,880
2022	5,912
2023	3,323
Thereafter	13,737
Total future lease payments	51,183
Less: Interest	(5,425)
Present value of lease liabilities	$45,758

Accrued expenses and other liabilities	$11,656
Other noncurrent liabilities	34,102
Total lease liabilities	$45,758

Future minimum rental payments under noncancelable operating leases as of December 31, 2018 were as follows:

(in thousands)
Year ending December 31,
2019	$13,119
2020	11,053
2021	7,984
2022	5,345
2023	3,133
Thereafter	13,852
Total minimum rental payments	$54,486

Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows:

Six months ended
(in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,229
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,005

3. Inventories
The components of inventories were as follows:

	June 30,	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$73,928	$71,068
Work-in-process	20,494	21,763
Finished goods	230,166	268,376
Inventories	$324,588	$361,207

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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$3,548	$4,148	$3,331	$3,823
Provision	2,014	1,561	3,088	2,756
Claims paid/costs incurred	(1,949)	(1,666)	(2,825)	(2,579)
Foreign currency translation	(33)	(105)	(14)	(62)
Balance at end of period	$3,580	$3,938	$3,580	$3,938

5. Debt and Financing Arrangements
Senior Secured Credit Facility
The senior secured credit facility includes the revolving credit facility, the term loan A facility and the delayed draw term loan A facility. There were outstanding borrowings under the revolving credit facility of $38.4 million as of June 30, 2019. The weighted average interest rate applicable to the outstanding borrowings was 3.63% as of June 30, 2019. There were no outstanding borrowings under the revolving credit facility as of December 31, 2018.
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2019, the Company was in compliance with all covenants under the credit agreement.
As of June 30, 2019, the Company had available borrowings under its revolving credit facility of $226.7 million after giving effect to $9.9 million of outstanding letters of credit.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were outstanding borrowings under the Company's local credit facilities of $3.8 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively. The weighted average interest rate applicable to the outstanding borrowings was 1.54% and 3.25% as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, the Company had available borrowings remaining under these local credit facilities of $60.8 million.
Letters of Credit
As of June 30, 2019 and December 31, 2018, there were outstanding letters of credit related to agreements, including the Company's senior secured credit facility, totaling $14.2 million and $15.5 million, respectively, of which $11.0 million and $12.4 million was secured. These agreements provided a maximum commitment for letters of credit of $29.3 million and $29.2 million as of June 30, 2019 and December 31, 2018, respectively.
6. Derivative Financial Instruments
The Company principally uses derivative financial instruments to reduce the impact of changes in foreign currency exchange rates and interest rate fluctuations. The principal derivative financial instruments the Company enters into are foreign exchange forward contracts and interest rate swaps. The Company does not enter into derivative financial instrument contracts for trading or speculative purposes.

Foreign Exchange Derivative Instruments
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to hedge currency fluctuations related to inventory purchases not denominated in the functional currency of the non-U.S. subsidiary, thereby limiting currency risk that would otherwise result from changes in exchange rates. These instruments are considered cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of June 30, 2019 and December 31, 2018 was $294.3 million and $312.8 million, respectively.
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities which do not qualify as hedging instruments under U.S. GAAP. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. The gross U.S. dollar equivalent notional amount of all outstanding foreign exchange forward contracts not designated under hedge accounting was $1.5 million as of June 30, 2019. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2018.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce the impact of variability in interest rates. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its variable rate debt to fixed rate debt. The interest rate swap contracts are accounted for as cash flow hedges. As of June 30, 2019 and December 31, 2018, the notional value of the Company's outstanding interest rate swap contracts was $160.0 million and $185.0 million, respectively.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		June 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2019	2018
Other current assets	Foreign exchange forward	$4,200	$6,116
Other noncurrent assets	Foreign exchange forward	372	1,015
Accrued expenses and other liabilities	Foreign exchange forward	492	578
	Interest rate swap	1,605	526
Other noncurrent liabilities	Foreign exchange forward	625	161
	Interest rate swap	1,770	925

The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Type of hedge
Foreign exchange forward	$107	$9,209	$2,194	$2,128
Interest rate swap	(1,513)	(269)	(2,241)	(269)
	$(1,406)	$8,940	$(47)	$1,859

Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted transaction impacts the statement of operations. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $4.9 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net loss of $1.6 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.

The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Location of gain (loss) in statement of operations
Foreign exchange forward:
Cost of goods sold	$2,993	$(1,120)	$4,599	$(1,828)
Selling, general and administrative (1)	131	1,684	(183)	1,016
Total	$3,124	$564	$4,416	$(812)

Interest Rate Swap:
Interest expense, net	$(166)	$(102)	$(323)	$(102)
Total	$(166)	$(102)	$(323)	$(102)

_______________________________________________________________________________
(1) Relates to gains (losses) on foreign exchange forward contracts derived from previously designated cash flow hedges.
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 were as follows:

	Fair Value Measurements as of
	June 30, 2019 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$8,895	$—	$—	Other current assets
Foreign exchange derivative instruments	—	4,200	—	Other current assets
Deferred compensation program assets	1,134	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	372	—	Other noncurrent assets
Total assets	$10,029	$4,572	$—
Liabilities
Foreign exchange derivative instruments	$—	$537	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1,605	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	1,134	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	625	—	Other noncurrent liabilities
Interest rate derivative instruments	—	1,770	—	Other noncurrent liabilities
Total liabilities	$1,134	$4,537	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 were as follows:

	Fair Value Measurements as of
	December 31, 2018 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$8,415	$—	$—	Other current assets
Foreign exchange derivative instruments	—	6,116	—	Other current assets
Deferred compensation program assets	1,222	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	1,015	—	Other noncurrent assets
Total assets	$9,637	$7,131	$—
Liabilities
Foreign exchange derivative instruments	$—	$578	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	526	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	1,222	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	161	—	Other noncurrent liabilities
Interest rate derivative instruments	—	925	—	Other noncurrent liabilities
Total liabilities	$1,222	$2,190	$—

During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3 assets and liabilities.
Rabbi trust assets are used to fund certain retirement obligations of the Company. The assets underlying the Rabbi trust are equity and fixed income exchange‑traded funds.
Deferred compensation program assets and liabilities represent a program where select employees could defer compensation until termination of employment. Effective July 29, 2011, this program was amended to cease all employee compensation deferrals and provided for the distribution of all previously deferred employee compensation. The program remains in effect with respect to the value attributable to the employer match contributed prior to July 29, 2011.
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
(in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost (income)
Service cost	$1,880	$2,259	$126	$154
Interest cost	2,808	2,989	140	118
Expected return on plan assets	(3,257)	(3,198)	—	—
Settlement expense	1,775	464	—	—
Amortization of net loss (gain)	129	732	(355)	(419)
Amortization of prior service cost (credit)	48	43	(34)	(34)
Net periodic benefit cost (income)	$3,383	$3,289	$(123)	$(181)

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost (income)
Service cost	$4,122	$4,702	$287	$329
Interest cost	5,788	5,947	278	245
Expected return on plan assets	(6,556)	(6,477)	—	—
Settlement expense	1,775	472	—	—
Amortization of net loss (gain)	401	1,252	(718)	(770)
Amortization of prior service cost (credit)	92	87	(68)	(68)
Net periodic benefit cost (income)	$5,622	$5,983	$(221)	$(264)

The non-service cost components of net periodic benefit cost (income) are included in other expense (income), net in the unaudited condensed consolidated statements of operations.
9. Income Taxes
Income tax expense decreased by $2.2 million to $16.2 million for the three months ended June 30, 2019 compared to $18.4 million for the three months ended June 30, 2018. The Company’s Effective Tax Rate ("ETR") was 29.4% for the three months ended June 30, 2019 compared to 31.3% for the three months ended June 30, 2018. The decrease in ETR was primarily driven by the impact of a change made in the second quarter of 2018 to the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") and the impact of changes in the Company's geographic mix of earnings.
Income tax expense decreased by $5.1 million to $28.5 million for the six months ended June 30, 2019 compared to $33.6 million for the six months ended June 30, 2018. The Company’s ETR was 27.6% for the six months ended June 30, 2019 compared to 28.7% for the six months ended June 30, 2018. The decrease in ETR was primarily driven by the discrete tax benefit for share based compensation expense, offset by the impact of a change made in the second quarter of 2018 to the Tax Act and the impact of changes in the Company's geographic mix of earnings.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

(in thousands, except per share amounts)	Dividends per Common Share	Amount
2019:
Second Quarter	$0.14	$10,751
First Quarter	0.14	10,782
Total dividends declared in 2019	$0.28	$21,533

2018:
Fourth Quarter	$0.13	$9,968
Third Quarter	0.13	9,954
Second Quarter	0.13	9,917
First Quarter	0.13	9,917
Total dividends declared in 2018	$0.52	$39,756

During the third quarter of 2019, the Company's Board of Directors ("Board of Directors") declared a dividend of $0.14 per common share to shareholders on record as of August 30, 2019 and payable on September 13, 2019.
Share Repurchase Program
The Board of Directors has authorized the Company to repurchase up to an aggregate $50.0 million of its issued and outstanding common stock from time to time. Share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Company’s credit agreement and general working capital needs. In connection with this share repurchase program, the Company entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Korea Co., Ltd., to purchase from Magnus an equal amount of its common stock as it purchases on the open market at the same weighted average per share price. The shares will be purchased from Magnus when the Company has purchased an aggregate $24.9 million of shares in the open market, or at an earlier date as agreed to by the parties. See the Company's current report on Form 8-K filed on May 10, 2019 for additional information related to the Company's agreement with Magnus.
During the second quarter of 2019, the Company repurchased 253,385 shares of common stock on the open market at an average price of $24.38 for an aggregate of $6.2 million. In relation to the Magnus share repurchase agreement, the Company recorded a $6.2 million liability for an additional 253,385 shares of common stock to be repurchased from Magnus, which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheet as of June 30, 2019. Excluding the impact of the share repurchase liability, as of June 30, 2019 the Company had $43.8 million remaining under the current share repurchase program, including the $24.9 million related to the Magnus share repurchase agreement.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units (“PSUs”) and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of June 30, 2019, the only awards granted under the 2015 Plan were RSUs and PSUs.
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
Restricted Stock and Performance Stock Units
A summary of the Company’s RSUs and PSUs as of June 30, 2019 and changes during the six months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2018	881,832	$21.75	—	$—
Granted	654,660	23.50	207,077	23.47
Vested	(515,701)	20.53	—	—
Forfeited	(9,813)	24.17	—	—
Outstanding as of June 30, 2019	1,010,978	$23.49	207,077	$23.47

Undelivered (1)	117,831		—

_______________________________________________________________________________
(1) Shares of common stock related to vestings occurring in 2019 that were not delivered as of June 30, 2019.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Six months ended		Six months ended
	June 30, 2019		June 30, 2018
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued (1)	401,986	900,226	398,628	—
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(123,013)	(325,246)	(122,795)	—
Net shares of common stock issued	278,973	574,980	275,833	—

Cumulative undelivered shares of common stock	177,249	—	—	—
______________________________________________________________________________
(1) Shares of common stock issued related to PSUs represents PSUs that vested in 2018 but were delivered in common stock during the six months ended June 30, 2019.
The remaining unrecognized compensation expense related to non-vested RSUs and non-vested PSUs granted was $18.1 million and $4.2 million, respectively, as of June 30, 2019 and is expected to be recognized over the related weighted average period of 2.3 years.
The allocation of compensation expense related to equity incentive plans in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Cost of goods sold	$194	$113	$361	$207
Selling, general and administrative	3,174	4,559	4,641	8,292
Research and development	233	312	384	611
Total compensation expense before income tax	3,601	4,984	5,386	9,110
Income tax benefit	746	1,029	1,136	1,882
Total compensation expense, net of income tax	$2,855	$3,955	$4,250	$7,228

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses) on	Pension and	Accumulated
	Currency	Foreign Exchange	Interest Rate	Other	Other
	Translation	Derivative	Swap Derivative	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Instruments	Adjustments	Loss, Net of Tax
Balance as of December 31, 2018	$(71,853)	$5,258	$(1,098)	$(21,346)	$(89,039)
Other comprehensive income (loss) before reclassifications	(375)	2,194	(2,241)	(1)	(423)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(4,599)	323	1,482	(2,794)
Tax benefit (expense)	—	777	179	(347)	609
Balance as of June 30, 2019	$(72,228)	$3,630	$(2,837)	$(20,212)	$(91,647)

13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2019	2018	2019	2018

Net income attributable to Acushnet Holdings Corp.	$38,488	$39,907	$73,414	$81,391

Weighted average number of common shares:
Basic	75,618,717	74,762,469	75,811,780	74,706,663
Diluted	75,858,114	75,028,658	76,060,003	74,911,551

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.51	$0.53	$0.97	$1.09
Diluted	$0.51	$0.53	$0.97	$1.09

Net income per common share attributable to Acushnet Holdings Corp. for the three and six months ended June 30, 2019 and 2018 was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three and six months ended June 30, 2019 and 2018 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
For the three and six months ended June 30, 2019 and 2018, the following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
RSUs	—	—	2,025	—

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
Results shown for the three and six months ended June 30, 2019 and 2018 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Net sales
Titleist golf balls	$173,305	$172,211	$314,972	$297,117
Titleist golf clubs	107,010	117,839	198,328	234,732
Titleist golf gear	46,837	45,822	92,018	90,167
FootJoy golf wear	114,095	119,496	255,076	260,202
Other	20,971	22,770	35,526	37,721
Total net sales	$462,218	$478,138	$895,920	$919,939

Segment operating income
Titleist golf balls	$37,972	$36,848	$57,700	$50,828
Titleist golf clubs	6,865	10,521	6,460	26,904
Titleist golf gear	9,066	8,254	18,217	16,038
FootJoy golf wear	4,156	5,387	24,300	25,642
Other	5,147	4,866	8,587	7,413
Total segment operating income	63,206	65,876	115,264	126,825
Reconciling items:
Interest expense, net	(5,213)	(5,247)	(10,096)	(9,655)
Non-service cost component of net periodic benefit cost	(1,254)	(695)	(992)	(688)
Transaction fees	(1,947)	—	(1,947)	—
Other	349	(1,146)	1,226	616
Total income before income tax	$55,141	$58,788	$103,455	$117,098

Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
United States	$256,267	$252,740	$486,650	$472,029
EMEA (1)	60,001	67,674	131,079	140,716
Japan	38,813	45,487	79,548	97,616
Korea	60,410	61,974	109,452	114,649
Rest of world	46,727	50,263	89,191	94,929
Total net sales	$462,218	$478,138	$895,920	$919,939

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
Purchase obligations by the Company as of June 30, 2019 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2019	2020	2021	2022	2023	Thereafter
Purchase obligations (1)	$173,942	$25,553	$7,350	$2,335	$1,546	$4,807

_______________________________________________________________________________
(1) The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of June 30, 2019.
Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam Suntory, Inc. indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of June 30, 2019 and December 31, 2018, the Company’s estimate of its receivable for these indemnifications was $9.2 million and $8.9 million, respectively, which was recorded in other noncurrent assets on the unaudited condensed consolidated balance sheets.
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
16. Subsequent Event
On July 3, 2019, the Company, through a majority owned subsidiary, completed the acquisition of KJUS, a premium global ski and golf sportswear company, for a purchase price of $28.7 million, net of estimated cash acquired.

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
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. adjusted for interest expense, income tax expense, depreciation and amortization, share-based compensation expense, certain transaction fees, indemnification expense (income) from Beam Suntory, Inc. ("Beam"), executive pension settlement, certain other non-cash (gains) losses, net and the net income relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net sales	$462,218	$478,138	$895,920	$919,939
Cost of goods sold	216,175	227,328	427,720	441,455
Gross profit	246,043	250,810	468,200	478,484
Operating expenses:
Selling, general and administrative	170,223	171,685	325,649	323,053
Research and development	12,920	12,916	25,671	25,308
Intangible amortization	1,765	1,630	3,518	3,260
Income from operations	61,135	64,579	113,362	126,863
Interest expense, net	5,213	5,247	10,096	9,655
Other expense (income), net	781	544	(189)	110
Income before income taxes	55,141	58,788	103,455	117,098
Income tax expense	16,239	18,419	28,514	33,639
Net income	38,902	40,369	74,941	83,459
Less: Net income attributable to noncontrolling interests	(414)	(462)	(1,527)	(2,068)
Net income attributable to Acushnet Holdings Corp.	$38,488	$39,907	$73,414	$81,391
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$38,488	$39,907	$73,414	$81,391
Interest expense, net	5,213	5,247	10,096	9,655
Income tax expense	16,239	18,419	28,514	33,639
Depreciation and amortization	9,799	10,387	19,596	20,712
Share-based compensation	3,601	4,984	5,386	9,110
Transaction fees	1,947	—	1,947	—
Other non-cash income, net (1)	(46)	(55)	(600)	(152)
Net income attributable to noncontrolling interests	414	462	1,527	2,068
Adjusted EBITDA	$75,655	$79,351	$139,880	$156,423
Adjusted EBITDA margin	16.4%	16.6%	15.6%	17.0%

_______________________________________________________________________________________

(1)
Includes non-cash indemnification expense (income) related to obligations owed to us by Beam and other non-cash (gains) losses, net that are included when calculating net income attributable to Acushnet Holdings Corp.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2019	2018	$ change	% change	$ change	% change
	(in millions)
Titleist golf balls	$173.3	$172.2	$1.1	0.6%	$4.8	2.8%
Titleist golf clubs	107.0	117.8	(10.8)	(9.2)%	(8.4)	(7.1)%
Titleist golf gear	46.8	45.8	1.0	2.2%	2.4	5.2%
FootJoy golf wear	114.1	119.5	(5.4)	(4.5)%	(2.4)	(2.0)%

Segment operating income by reportable segment is summarized as follows:

	Three months ended
	June 30,		Increase/(Decrease)
	2019	2018	$ change	% change
Segment operating income	(in millions)
Titleist golf balls	$38.0	$36.8	$1.2	3.3%
Titleist golf clubs	6.9	10.5	(3.6)	(34.3)%
Titleist golf gear	9.1	8.3	0.8	9.6%
FootJoy golf wear	4.2	5.4	(1.2)	(22.2)%

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2019	2018	$ change	% change	$ change	% change
	(in millions)
United States	$256.3	$252.7	$3.6	1.4%	$3.6	1.4%
EMEA	60.0	67.7	(7.7)	(11.4)%	(3.4)	(5.0)%
Japan	38.8	45.5	(6.7)	(14.7)%	(6.0)	(13.2)%
Korea	60.4	62.0	(1.6)	(2.6)%	3.4	5.5%
Rest of world	46.7	50.2	(3.5)	(7.0)%	(1.4)	(2.8)%
Total net sales	$462.2	$478.1	$(15.9)	(3.3)%	(3.8)	(0.8)%

Net Sales

Net sales decreased by $15.9 million, or 3.3%, to $462.2 million for the three months ended June 30, 2019 compared to $478.1 million for the three months ended June 30, 2018. On a constant currency basis, net sales decreased by $3.8 million, or 0.8%, to $474.3 million. The decrease in net sales on a constant currency basis resulted from a decrease of $8.4 million in net sales of Titleist golf clubs primarily related to lower sales volumes of irons and wedges, partially offset by higher sales volumes of TS drivers and fairways, as well as an increase of $4.8 million in net sales of Titleist golf balls driven by sales from PG Golf, which we acquired in the fourth quarter of 2018 and our latest generation Pro V1 and Pro V1x golf balls.

Net sales in the United States increased by $3.6 million, or 1.4%, to $256.3 million for the three months ended June 30, 2019 compared to $252.7 million for the three months ended June 30, 2018. The increase in net sales in the United States resulted from an increase of $3.0 million in net sales of Titleist golf balls primarily driven by sales from PG Golf, which we acquired in the fourth quarter of 2018, higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2019 and an increase of $1.7 million in net sales of Titleist golf gear, partially offset by a decrease of $1.8 million in Titleist golf clubs.

Our sales in regions outside of the United States decreased by $19.5 million, or 8.7%, to $205.9 million for the three months ended June 30, 2019 compared to $225.4 million for the three months ended June 30, 2018. On a constant currency basis, net sales in regions outside of the United States decreased by $7.4 million, or 3.3%, to $218.0 million. In Japan and EMEA, the decrease in net sales was primarily due to decreases in sales of Titleist golf clubs and FootJoy golf wear, mainly in the footwear category. In Korea, the increase in net sales was primarily due to an increase in Titleist gear sales across all categories. In the Rest of world, the decrease in net sales was primarily due to a decrease in sales of Titleist golf clubs.

Gross Profit

Gross profit decreased by $4.8 million to $246.0 million for the three months ended June 30, 2019 compared to $250.8 million for the three months ended June 30, 2018, which resulted from a $4.3 million decrease in gross profit in Titleist golf clubs primarily due to a sales volume decrease in irons and wedges. Gross margin increased to 53.2% for the three months ended June 30, 2019 compared to 52.5% for the three months ended June 30, 2018, primarily due to higher gross margins in Titleist golf clubs and FootJoy apparel driven by higher average selling prices in both categories.

Selling, General and Administrative Expenses

SG&A expenses decreased by $1.5 million to $170.2 million for the three months ended June 30, 2019 compared to $171.7 million for the three months ended June 30, 2018. This decrease primarily resulted from a $1.4 million decrease in share-based compensation, partially offset by an increase of $2.5 million in selling expenses across all segments and an increase of $1.9 million in acquisition related transaction fees. Overall SG&A included a $3.3 million favorable impact of changes in foreign currency exchange rates across all expense categories and segments.

Research and Development

R&D expenses were $12.9 million for the three months ended June 30, 2019, unchanged, compared to $12.9 million for the three months ended June 30, 2018. As a percentage of consolidated net sales, R&D expenses were 2.8%, up from 2.7% for the three months ended June 30, 2018.

Intangible Amortization

Intangible amortization expenses were $1.8 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively.

Interest Expense, net

Interest expense, net was $5.2 million for the three months ended June 30, 2019, unchanged, compared to $5.2 million for the three months ended June 30, 2018.

Other Expense (Income), net

Other expense, net increased by $0.3 million to $0.8 million for the three months ended June 30, 2019 compared to $0.5 million for the three months ended June 30, 2018.

Income Tax Expense

Income tax expense decreased by $2.2 million to $16.2 million for the three months ended June 30, 2019 compared to $18.4 million for the three months ended June 30, 2018. Our Effective Tax Rate ("ETR") was 29.4% for the three months ended June 30, 2019 compared to 31.3% for the three months ended June 30, 2018. The decrease in ETR was primarily driven by the impact of a change made in the second quarter of 2018 to the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") and the impact of changes in our geographic mix of earnings.
Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. decreased by $1.4 million to $38.5 million for the three months ended June 30, 2019 compared to net income of $39.9 million for the three months ended June 30, 2018, primarily as a result of a decrease in income from operations, partially offset by a decrease in income tax expense, as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA decreased by $3.7 million to $75.7 million for the three months ended June 30, 2019 compared to $79.4 million for the three months ended June 30, 2018, primarily due to a decrease in income from operations. Adjusted EBITDA margin decreased to 16.4% for the three months ended June 30, 2019 compared to 16.6% for the three months ended June 30, 2018.

Segment Results

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment increased by $1.1 million, or 0.6%, to $173.3 million for the three months ended June 30, 2019 compared to $172.2 million for the three months ended June 30, 2018. On a constant currency basis, net sales in our Titleist golf balls segment increased by $4.8 million, or 2.8%, to $177.0 million. This increase was primarily driven by sales from PG Golf which we acquired in the fourth quarter of 2018, higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls which were launched in the first quarter of 2019, partially offset by sales volume declines in our AVX models which were introduced in the second quarter of 2018 and our performance golf balls which were in their second model year.

Titleist golf balls segment operating income increased by $1.2 million, or 3.3%, to $38.0 million for the three months ended June 30, 2019 compared to $36.8 million for the three months ended June 30, 2018. This increase was primarily due to a decrease of $0.5 million in share-based compensation expense and a decrease of $0.6 million in advertising expenses, partially offset by an increase in selling expenses.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment decreased by $10.8 million, or 9.2%, to $107.0 million for the three months ended June 30, 2019 compared to $117.8 million for the three months ended June 30, 2018. On a constant currency basis, net sales in our Titleist golf clubs segment decreased by $8.4 million, or 7.1%, to $109.4 million. This decrease primarily resulted from lower sales volumes of our irons and wedges which were in their second model year. The decrease was partially offset by higher sales volumes of TS drivers and fairways, which were launched in the third quarter of 2018.

Titleist golf clubs segment operating income decreased by $3.6 million, or 34.3%, to $6.9 million for the three months ended June 30, 2019 compared to $10.5 million for the three months ended June 30, 2018. The decrease in operating income primarily resulted from lower gross profit of $4.3 million as a result of the sales volume decrease discussed above, partially offset by a decrease of $0.3 million in share-based compensation. Gross margin increased primarily as a result of an increase in average selling prices.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $1.0 million, or 2.2%, to $46.8 million for the three months ended June 30, 2019 compared to $45.8 million for the three months ended June 30, 2018. On a constant currency basis, net sales in our Titleist golf gear segment increased by $2.4 million, or 5.2%, to $48.2 million. This increase was primarily due to sales volume increases in our golf bag, Titleist glove and travel gear categories.

Titleist golf gear segment operating income increased by $0.8 million, or 9.6%, to $9.1 million for the three months ended June 30, 2019 compared to $8.3 million for the three months ended June 30, 2018. The increase in operating income was primarily driven by the higher sales volume as discussed above.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment decreased by $5.4 million, or 4.5%, to $114.1 million for the three months ended June 30, 2019 compared to $119.5 million for the three months ended June 30, 2018. On a constant currency basis, net sales in our FootJoy golf wear segment decreased by $2.4 million, or 2.0%, to $117.1 million. This decrease was primarily as a result of lower sales volumes and average selling prices in the footwear category, partially offset by higher sales volumes and average selling prices in apparel.

FootJoy golf wear segment operating income decreased by $1.2 million, or 22.2%, to $4.2 million for the three months ended June 30, 2019 compared to $5.4 million for the three months ended June 30, 2018. The decrease in operating income was primarily due to lower footwear sales volumes discussed above, partially offset by increased gross profit in apparel driven by higher average selling prices as discussed above.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net sales by reportable segment is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2019	2018	$ change	% change	$ change	% change
	(in millions)
Titleist golf balls	$315.0	$297.1	$17.9	6.0%	$24.7	8.3%
Titleist golf clubs	198.3	234.7	(36.4)	(15.5)%	(31.9)	(13.6)%
Titleist golf gear	92.0	90.2	1.8	2.0%	4.5	5.0%
FootJoy golf wear	255.1	260.2	(5.1)	(2.0)%	2.1	0.8%

Segment operating income by reportable segment is summarized as follows:

	Six months ended
	June 30,		Increase/(Decrease)
	2019	2018	$ change	% change
Segment operating income	(in millions)
Titleist golf balls	$57.7	$50.8	$6.9	13.6%
Titleist golf clubs	6.5	26.9	(20.4)	(75.8)%
Titleist golf gear	18.2	16.0	2.2	13.8%
FootJoy golf wear	24.3	25.6	(1.3)	(5.1)%

Net sales information by region is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
	2019	2018	$ change	% change	$ change	% change
	(in millions)
United States	$486.7	$472.0	$14.7	3.1%	$14.7	3.1%
EMEA	131.1	140.7	(9.6)	(6.8)%	0.6	0.4%
Japan	79.5	97.6	(18.1)	(18.5)%	(16.4)	(16.8)%
Korea	109.5	114.6	(5.1)	(4.5)%	2.1	1.8%
Rest of world	89.1	95.0	(5.9)	(6.2)%	(1.5)	(1.6)%
Total net sales	$895.9	$919.9	$(24.0)	(2.6)%	$(0.5)	(0.1)%

Net Sales

Net sales decreased by $24.0 million, or 2.6%, to $895.9 million for the six months ended June 30, 2019 compared to $919.9 million for the six months ended June 30, 2018. On a constant currency basis, net sales decreased by $0.5 million, or 0.1%, to $919.4 million. The decrease in net sales on a constant currency basis was due to a decrease of $31.9 million in net sales of Titleist golf clubs primarily related to lower sales volumes of irons and wedges, partially offset by higher sales volumes of TS drivers and fairways as well as an increase of $24.7 million in Titleist golf balls driven by our latest generation Pro V1 and Pro V1x golf balls and sales from PG Golf which we acquired in the fourth quarter of 2018.

Net sales in the United States increased by $14.7 million, or 3.1%, to $486.7 million for the six months ended June 30, 2019 compared to $472.0 million for the six months ended June 30, 2018. The increase in net sales in the United States resulted from an increase of $13.3 million in net sales of Titleist golf balls primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2019, sales from PG Golf which we acquired in the fourth quarter of 2018 and an increase of $6.9 million in net sales of FootJoy golf wear, partially offset by a decrease of $7.8 million in Titleist golf clubs.

Our sales in regions outside of the United States decreased by $38.7 million, or 8.6%, to $409.2 million for the six months ended June 30, 2019 compared to $447.9 million for the six months ended June 30, 2018. On a constant currency basis, net sales in such regions decreased by $15.2 million, or 3.4%, to $432.7 million. In Japan, the decrease in net sales was primarily due to a decrease in sales of Titleist golf clubs. In Korea, the increase in net sales was primarily driven by increased sales in Titleist gear and Titleist golf balls. In EMEA, increased net sales in Titleist golf balls were largely offset by lower net sales of Titleist golf clubs. In the Rest of world, the decrease in net sales was primarily due to a decrease in sales of Titleist golf clubs.

Gross Profit

Gross profit decreased by $10.3 million to $468.2 million for the six months ended June 30, 2019 compared to $478.5 million for the six months ended June 30, 2018. Gross margin increased to 52.3% for the six months ended June 30, 2019 compared to 52.0% for the six months ended June 30, 2018. The decrease in gross profit resulted from a $20.5 million decrease in gross profit in Titleist golf clubs primarily due to a sales volume decrease in irons and wedges, partially offset by an increase of $8.9 million in Titleist golf balls driven by higher sales volumes of the Pro V1 and Pro V1x franchise.

Selling, General and Administrative Expenses

SG&A expenses increased by $2.5 million to $325.6 million for the six months ended June 30, 2019 compared to $323.1 million for the six months ended June 30, 2018. This increase was primarily due to an increase of $5.8 million in selling expenses across all segments and $1.9 million in acquisition related transaction fees, partially offset by a decrease of $3.7 million in share-based compensation. Overall SG&A included a $5.9 million favorable impact of changes in foreign currency exchange rates across all expense categories and segments.

Research and Development

R&D expenses increased by $0.4 million to $25.7 million for the six months ended June 30, 2019 compared to $25.3 million for the six months ended June 30, 2018. As a percentage of consolidated net sales, R&D expenses were 2.9%, up from 2.8% for the six months ended June 30, 2018.

Intangible Amortization

Intangible amortization expenses were $3.5 million and $3.3 million for the six months ended June 30, 2019 and 2018, respectively.

Interest Expense, net

Interest expense, net increased by $0.4 million to $10.1 million for the six months ended June 30, 2019 compared to $9.7 million for the six months ended June 30, 2018.

Other Expense (Income), net

Other expense (income), net increased by $0.3 million to other income of $0.2 million for the six months ended June 30, 2019 compared to other expense of $0.1 million for the six months ended June 30, 2018.

Income Tax Expense

Income tax expense decreased by $5.1 million to $28.5 million for the six months ended June 30, 2019 compared to $33.6 million for the six months ended June 30, 2018. Our ETR was 27.6% for the six months ended June 30, 2019 compared to 28.7% for the six months ended June 30, 2018. The decrease in ETR was primarily driven by the discrete tax benefit for share based compensation expense, offset by the impact of a change made in the second quarter of 2018 to the Tax Act and the impact of changes in our geographic mix of earnings.
Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. decreased by $8.0 million to $73.4 million for the six months ended June 30, 2019 compared to net income of $81.4 million for the six months ended June 30, 2018, primarily as a result of a decrease in income from operations, partially offset by a decrease in income tax expense, as discussed in more detail above.

Adjusted EBITDA

Adjusted EBITDA decreased by $16.5 million to $139.9 million for the six months ended June 30, 2019 compared to $156.4 million for the six months ended June 30, 2018, primarily due to a decrease in income from operations. Adjusted EBITDA margin decreased to 15.6% for the six months ended June 30, 2019 compared to 17.0% for the six months ended June 30, 2018.

Segment Results

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment increased by $17.9 million, or 6.0%, to $315.0 million for the six months ended June 30, 2019 compared to $297.1 million for the six months ended June 30, 2018. On a constant currency basis, net sales in our Titleist golf balls segment increased by $24.7 million, or 8.3%, to $321.8 million. This increase was primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2019, sales from PG Golf which we acquired in the fourth quarter of 2018 and our AVX premium performance golf balls introduced in the second quarter of 2018, partially offset by a sales volume decline in our performance golf balls which were in their second model year.

Titleist golf balls segment operating income increased by $6.9 million, or 13.6%, to $57.7 million for the six months ended June 30, 2019 compared to $50.8 million for the six months ended June 30, 2018. This increase was primarily due to an increase in gross profit of $8.9 million partially offset by higher operating expenses. The increase in gross profit was primarily driven by higher sales volume as discussed above.  Operating expenses increased as a result of a $2.3 million increase in selling expense, an increase of $1.9 million in advertising and promotion expenses related to new product launches and professional tour costs which were partially offset by a $1.4 million decrease in share-based compensation.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment decreased by $36.4 million, or 15.5%, to $198.3 million for the six months ended June 30, 2019 compared to $234.7 million for the six months ended June 30, 2018. On a constant currency basis, net sales in our Titleist golf clubs segment decreased by $31.9 million, or 13.6%, to $202.8 million. This decrease primarily resulted from lower sales volumes of our iron series and wedges which were in their second model year. The decrease was offset by higher sales volumes of TS drivers and fairways which were launched in the third quarter of 2018.

Titleist golf clubs segment operating income decreased by $20.4 million, or 75.8%, to $6.5 million for the six months ended June 30, 2019 compared to $26.9 million for the six months ended June 30, 2018. The decrease in operating income primarily resulted from lower gross profit of $20.5 million as a result of the sales volume decrease discussed above. Gross margin decreased primarily as a result of unfavorable manufacturing overhead absorption due to lower golf club production volume, partially offset by higher average selling prices.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $1.8 million, or 2.0%, to $92.0 million for the six months ended June 30, 2019 compared to $90.2 million for the six months ended June 30, 2018. On a constant currency basis, net sales in our Titleist golf gear segment increased by $4.5 million, or 5.0%, to $94.7 million. This increase was primarily due to a sales volume increase in our travel gear, golf bag and Titleist glove categories.

Titleist golf gear segment operating income increased by $2.2 million, or 13.8%, to $18.2 million for the six months ended June 30, 2019 compared to $16.0 million for the six months ended June 30, 2018. The increase in operating income was primarily driven by higher gross profit as a result of the sales volume increase discussed above.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment decreased by $5.1 million, or 2.0%, to $255.1 million for the six months ended June 30, 2019 compared to $260.2 million for the six months ended June 30, 2018. On a constant currency basis, net sales in our FootJoy golf wear segment increased by $2.1 million, or 0.8%, to $262.3 million. This increase was primarily driven by a sales volume increase and higher average selling prices in apparel, offset by lower sales in the footwear category due to lower average selling prices.

FootJoy golf wear segment operating income decreased by $1.3 million, or 5.1%, to $24.3 million for the six months ended June 30, 2019 compared to $25.6 million for the six months ended June 30, 2018. The decrease in operating income primarily resulted from lower gross profit of $1.3 million. A decline in footwear gross profit was offset by higher gross profit in our apparel category as a result of the sales volume and average selling prices as discussed above.

Liquidity and Capital Resources

Our primary cash needs relate to working capital, capital expenditures, servicing of our debt, paying dividends, pension contributions and repurchasing shares of our common stock. We expect to rely on cash flows from operations and borrowings under our revolving credit facility and local credit facilities as our primary sources of liquidity.

Our liquidity is impacted by our level of working capital, which is cyclical as a result of the general seasonality of our business. Our accounts receivable balance is generally at its highest starting at the end of the first quarter and continuing through the second quarter, and declines during the third and fourth quarters as a result of both an increase in cash collections and lower sales. Our inventory balance also fluctuates as a result of the seasonality of our business. Generally, our buildup of inventory starts during the fourth quarter and continues through the first quarter and into the beginning of the second quarter in order to meet demand for our initial sell‑in in the first quarter and reorders in the second quarter. Both accounts receivable and inventory balances are impacted by the timing of new product launches.

As of June 30, 2019, we had $40.9 million of unrestricted cash (including $9.4 million attributable to our FootJoy golf shoe joint venture). As of June 30, 2019, 95.5% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.

As of June 30, 2019, we had $226.7 million of availability under our revolving credit facility after giving effect to $9.9 million of outstanding letters of credit and we had $60.8 million available under our local credit facilities. See “Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of our credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2019, we were in compliance with all covenants under the credit agreement.
We made $10.6 million of capital expenditures during the six months ended June 30, 2019 and plan to make capital expenditures of approximately $25.4 million during the remainder of 2019, although the actual amount of capital expenditures may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. We expect the majority of these capital expenditures in the remainder of 2019 will be primarily related to investments to support the manufacturing and distribution of products, our go to market activities and continued investments in information technology to support our global strategic initiatives.
The Board of Directors has authorized us to repurchase up to an aggregate $50.0 million of our issued and outstanding common stock from time to time. Share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our credit agreement and general working capital needs. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Korea Co., Ltd., to purchase from Magnus an equal amount of our common stock as we purchase on the open market at the same weighted average per share price. The shares will be purchased from Magnus when we have purchased an aggregate $24.9 million of shares in the open market, or at an earlier date as agreed to by the parties. During the second quarter of 2019, we repurchased 253,385 shares of common stock on the open market at an average price of $24.38 for an aggregate of $6.2 million. In relation to the Magnus share repurchase agreement, we recorded a $6.2 million liability for an additional 253,385 shares of common stock to be repurchased from Magnus as of June 30, 2019. Excluding the impact of the share repurchase liability, as of June 30, 2019, we had $43.8 million remaining under the current share repurchase program, including the $24.9 million related to the Magnus share repurchase agreement. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note 10-Common Stock,” Item 1 of Part I, included elsewhere in this report, for disclosures related to the Magnus share repurchase liability.
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

Cash Flows

The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$40,011	$64,557
Investing activities	(10,595)	(16,134)
Financing activities	(17,262)	(47,509)
Effect of foreign exchange rate changes on cash	(202)	(958)
Net increase (decrease) in cash	$11,952	$(44)

Cash Flows from Operating Activities

Net cash provided by operating activities was $40.0 million for the six months ended June 30, 2019 compared to $64.6 million for the six months ended June 30, 2018, a decrease in cash provided by operating activities of $24.6 million. Cash provided by operating activities is impacted by changes in our working capital. Working capital at any specific point in time is subject to many variables including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Cash Flows from Investing Activities

Net cash used in investing activities was $10.6 million for the six months ended June 30, 2019 compared to $16.1 million for the six months ended June 30, 2018, a decrease in cash used in investing activities of $5.5 million. This decrease was due to cash used for business acquisitions during the six months ended June 30, 2018 and a decrease in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $17.3 million for the six months ended June 30, 2019 compared to $47.5 million for the six months ended June 30, 2018, a decrease in cash used in financing activities of $30.2 million. This decrease was primarily due to an increase in net proceeds from borrowings, partially offset by an increase in payments related to employee restricted stock tax withholdings and purchases of common stock during the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index such as LIBOR. Therefore, increases in interest rates may reduce our net income by increasing the cost of our debt.
During 2018, we entered into interest rate swap contracts to reduce the impact of variability in interest rates. Under the contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our variable rate debt to fixed rate debt. As of June 30, 2019, the notional value of our outstanding interest rate swap contracts was $160.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statement-Note-6-Derivative Financial Instruments" for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in variable interest rates on our pre-tax interest expense. As of June 30, 2019, we had $249.2 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance cost) after giving effect to $160.0 million of hedged variable rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of June 30, 2019 would have resulted in an increase of $2.5 million in our annual pre-tax interest expense.

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

The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding as of June 30, 2019 was $295.8 million, representing a net settlement asset of $3.4 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of June 30, 2019, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $3.4 million would decrease by $23.3 million resulting in a net settlement liability of $19.9 million.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the company’s purchase of common stock for the second quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
April 1, 2019 - April 30, 2019	—	$—	—	$50,000
May 1, 2019 - May 31, 2019	197,922	24.36	197,922	45,178
June 1, 2019 - June 30, 2019	55,463	24.46	55,463	43,822
Total	253,385	$24.38	253,385

_______________________________________________________________________________

(1)
In June 2018, we announced that our Board of Directors authorized a $20.0 million share repurchase program and in February 2019, we announced an increase to the authorization to $50.0 million. Pursuant to the share repurchase program, we are authorized to purchase shares of our issued and outstanding common stock in the open market or in privately negotiated transactions, including transactions with affiliates. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Korea Co., Ltd., to purchase from Magnus an equal amount of our common stock as we purchase on the open market at the same weighted average per share price. The shares will be purchased from Magnus when we have purchased an aggregate $24.9 million of shares in the open market, or at an earlier date as agreed to by the parties. In relation to the Magnus share repurchase agreement, we recorded a $6.2 million liability for an additional 253,385 shares of common stock to be repurchased from Magnus, which are not included in the above table. All of the shares purchased during the second quarter of 2019 related to purchases on the open market. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.

(2)
Includes the $24.9 million related to the Magnus share repurchase agreement. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note 10-Common Stock,” Item 1 of Part I, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreement.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information

  None.

ITEM 6.      Exhibits

Exhibit No.	Description

10.1
Stock Repurchase Agreement, dated May 10, 2019 between Acushnet Holdings Corp. and Magnus Holdings Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 10, 2019 (No. 001-37935)).

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUSHNET HOLDINGS CORP.

Dated: August 7, 2019	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2019	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

