Form 10-Q
period 2019-09-30
Acushnet Holdings Corp.
filed 2019-10-31
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The registrant had 75,165,104 shares of common stock outstanding as of October 25, 2019.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

3

PART I.       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2019	2018
Assets
Current assets
Cash and restricted cash ($7,732 and $8,436 attributable to the variable interest entity ("VIE"))	$54,207	$31,014
Accounts receivable, net	273,877	186,114
Inventories ($8,199 and $9,658 attributable to the VIE)	348,866	361,207
Other assets	88,144	85,666
Total current assets	765,094	664,001
Property, plant and equipment, net ($11,279 and $11,615 attributable to the VIE)	222,499	228,388
Goodwill ($32,312 and $32,312 attributable to the VIE)	210,877	209,671
Intangible assets, net	482,852	478,257
Deferred income taxes	63,316	78,028
Other assets ($2,521 and $2,593 attributable to the VIE)	76,329	33,276
Total assets	$1,820,967	$1,691,621
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$59,474	$920
Current portion of long-term debt	35,625	35,625
Accounts payable ($5,918 and $6,882 attributable to the VIE)	92,444	86,045
Accrued taxes	28,009	38,268
Accrued compensation and benefits ($1,480 and $1,634 attributable to the VIE)	78,334	77,181
Accrued expenses and other liabilities ($2,651 and $3,462 attributable to the VIE)	99,430	56,828
Total current liabilities	393,316	294,867
Long-term debt	320,914	346,953
Deferred income taxes	4,663	4,635
Accrued pension and other postretirement benefits	83,429	102,077
Other noncurrent liabilities ($5,262 and $4,831 attributable to the VIE)	51,074	16,105
Total liabilities	853,396	764,637
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	344	—
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,619,112 and 74,760,062 shares issued	76	75
Additional paid-in capital	907,957	910,890
Accumulated other comprehensive loss, net of tax	(94,650)	(89,039)
Retained earnings	143,898	72,946
Treasury stock, at cost; 840,714 shares (including 420,357 of accrued share repurchase) and no shares (Note 10)	(20,818)	—
Total equity attributable to Acushnet Holdings Corp.	936,463	894,872
Noncontrolling interests	30,764	32,112
Total shareholders' equity	967,227	926,984
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,820,967	$1,691,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2019	2018	2019	2018
Net sales	$417,166	$370,427	$1,313,086	$1,290,366
Cost of goods sold	199,822	181,489	627,542	622,944
Gross profit	217,344	188,938	685,544	667,422
Operating expenses:
Selling, general and administrative	158,857	148,653	484,506	471,706
Research and development	12,746	12,787	38,417	38,095
Intangible amortization	2,015	1,625	5,533	4,885
Income from operations	43,726	25,873	157,088	152,736
Interest expense, net	4,504	4,284	14,600	13,939
Other expense, net	1,486	4,142	1,297	4,252
Income before income taxes	37,736	17,447	141,191	134,545
Income tax expense	7,730	10,098	36,244	43,737
Net income	30,006	7,349	104,947	90,808
Less: Net income attributable to noncontrolling interests	(209)	(286)	(1,736)	(2,354)
Net income attributable to Acushnet Holdings Corp.	$29,797	$7,063	$103,211	$88,454

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.40	$0.09	$1.37	$1.18
Diluted	0.39	0.09	1.36	1.18
Weighted average number of common shares:
Basic	75,192,567	74,823,954	75,603,108	74,746,190
Diluted	75,552,440	75,867,562	75,888,548	75,230,651

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$30,006	$7,349	$104,947	$90,808
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,995)	(2,900)	(6,370)	(9,431)
Cash flow derivative instruments
Unrealized holding gains arising during period	2,293	3,421	2,246	5,280
Reclassification adjustments included in net income	(1,427)	1,621	(5,703)	3,551
Tax benefit (expense)	106	(1,345)	1,062	(2,063)
Cash flow derivative instruments, net	972	3,697	(2,395)	6,768
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	2,384	4,520	3,865	5,516
Tax expense	(364)	(957)	(711)	(1,105)
Pension and other postretirement benefits adjustments, net	2,020	3,563	3,154	4,411
Total other comprehensive (loss) income	(3,003)	4,360	(5,611)	1,748
Comprehensive income	27,003	11,709	99,336	92,556
Less: Comprehensive income attributable to noncontrolling interests	(209)	(286)	(1,736)	(2,354)
Comprehensive income attributable to Acushnet Holdings Corp.	$26,794	$11,423	$97,600	$90,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income	$104,947	$90,808
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	31,188	30,057
Unrealized foreign exchange losses	2,615	3,057
Amortization of debt issuance costs	1,107	1,040
Share-based compensation	7,991	13,780
Loss on disposals of property, plant and equipment	8	153
Deferred income taxes	14,699	23,202
Changes in operating assets and liabilities
Accounts receivable	(88,036)	(55,798)
Inventories	22,887	35,602
Accounts payable	2,277	(90)
Accrued taxes	(10,543)	(8,987)
Other assets and liabilities	5,791	(2,759)
Cash flows provided by operating activities	94,931	130,065
Cash flows from investing activities
Additions to property, plant and equipment	(18,166)	(20,662)
Business acquisitions, net of cash acquired	(28,104)	(2,350)
Cash flows used in investing activities	(46,270)	(23,012)
Cash flows from financing activities
Proceeds from (repayments of) short-term borrowings, net	59,614	(4,103)
Repayments of delayed draw term loan A facility	(5,625)	(38,750)
Repayment of term loan A facility	(21,094)	(14,063)
Purchases of common stock	(10,409)	—
Debt issuance costs	—	(381)
Dividends paid on common stock	(32,967)	(29,338)
Dividends paid to noncontrolling interests	(3,353)	(6,450)
Payment of employee restricted stock tax withholdings	(10,924)	(2,634)
Cash flows used in financing activities	(24,758)	(95,719)
Effect of foreign exchange rate changes on cash	(710)	(1,064)
Net increase in cash	23,193	10,270
Cash and restricted cash, beginning of year	31,014	47,722
Cash and restricted cash, end of period	$54,207	$57,992
Supplemental information
Non-cash additions to property, plant and equipment	$1,962	$1,648
Dividend equivalents rights ("DERs") declared not paid	580	635
Share repurchase liability (Note 10)	10,409	—
Non-cash loan to noncontrolling interest (Note 16)	4,392	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of June 30, 2018	74,755	$75	$901,438	$(90,435)	$74,387	$—	$885,465	$28,282	$913,747
Net income	—	—	—	—	7,063	—	7,063	286	7,349
Other comprehensive income	—	—	—	4,360	—	—	4,360	—	4,360
Share-based compensation	—	—	4,670	—	—	—	4,670	—	4,670
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	5	—	(1)	—	—	—	(1)	—	(1)
Dividends and dividend equivalents declared	—	—	—	—	(9,954)	—	(9,954)	—	(9,954)
Balances as of September 30, 2018	74,760	$75	$906,107	$(86,075)	$71,496	$—	$891,603	$28,568	$920,171

Balances as of June 30, 2019	75,614	$76	$905,351	$(91,647)	$124,827	$(12,356)	$926,251	$31,786	$958,037
Net income	—	—	—	—	29,797	—	29,797	478	30,275
Other comprehensive loss	—	—	—	(3,003)	—	—	(3,003)	—	(3,003)
Share-based compensation	—	—	2,605	—	—	—	2,605	—	2,605
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	5	—	1	—	—	—	1	—	1
Purchases of common stock (Note 10)	—	—	—	—	—	(4,231)	(4,231)	—	(4,231)
Share repurchase liability (Note 10)	—	—	—	—	—	(4,231)	(4,231)	—	(4,231)
Dividends and dividend equivalents declared	—	—	—	—	(10,726)	—	(10,726)	—	(10,726)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,500)	(1,500)
Balances as of September 30, 2019	75,619	$76	$907,957	$(94,650)	$143,898	$(20,818)	$936,463	$30,764	$967,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2017	74,479	$74	$894,727	$(81,691)	$8,199	$—	$821,309	$32,664	$853,973
Adoption of new accounting standards	—	—	—	(6,132)	4,631	—	(1,501)	—	(1,501)
Net income	—	—	—	—	88,454	—	88,454	2,354	90,808
Other comprehensive income	—	—	—	1,748	—	—	1,748	—	1,748
Share-based compensation	—	—	14,011	—	—	—	14,011	—	14,011
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	281	1	(2,631)	—	—	—	(2,630)	—	(2,630)
Dividends and dividend equivalents declared	—	—	—	—	(29,788)	—	(29,788)	—	(29,788)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(6,450)	(6,450)
Balances as of September 30, 2018	74,760	$75	$906,107	$(86,075)	$71,496	$—	$891,603	$28,568	$920,171

Balances as of December 31, 2018	74,760	$75	$910,890	$(89,039)	$72,946	$—	$894,872	$32,112	$926,984
Net income	—	—	—	—	103,211	—	103,211	2,005	105,216
Other comprehensive loss	—	—	—	(5,611)	—	—	(5,611)	—	(5,611)
Share-based compensation	—	—	7,991	—	—	—	7,991	—	7,991
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	859	1	(10,924)	—	—	—	(10,923)	—	(10,923)
Purchases of common stock (Note 10)	—	—	—	—	—	(10,409)	(10,409)	—	(10,409)
Share repurchase liability (Note 10)	—	—	—	—	—	(10,409)	(10,409)	—	(10,409)
Dividends and dividend equivalents declared	—	—	—	—	(32,259)	—	(32,259)	—	(32,259)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(3,353)	(3,353)
Balances as of September 30, 2019	75,619	$76	$907,957	$(94,650)	$143,898	$(20,818)	$936,463	$30,764	$967,227

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company.  The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the full year ending December 31, 2019, nor were those of the comparable 2018 period representative of those actually experienced for the full year ended December 31, 2018. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2018 included in its Annual Report on Form 10-K filed with the SEC on February 28, 2019.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE, which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of September 30, 2019 and December 31, 2018. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

Noncontrolling Interests
The ownership interest held by owners other than the Company in less than wholly-owned subsidiaries are classified as noncontrolling interests. The value attributable to the noncontrolling interests is presented on the unaudited condensed consolidated balance sheets separately from the equity attributable to the Company. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are presented separately on the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income, respectively.
Cash and Restricted Cash
Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of September 30, 2019 and December 31, 2018, the amount of restricted cash included in cash and restricted cash on the balance sheet was $2.1 million and $2.0 million, respectively.
Accounts Receivable
As of September 30, 2019 and December 31, 2018, the allowance for doubtful accounts was $6.1 million and $7.3 million, respectively.
Foreign Currency Translation and Transactions
Foreign currency transaction losses included in selling, general and administrative expense were $0.6 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. Foreign currency transaction losses included in selling, general and administrative expense were $0.2 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Financial Instruments—Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, enhanced disclosures will be required to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
2. Leases
The Company's operating lease right-of-use assets and operating lease liabilities represent leases for office and warehouse space, machinery and equipment, and vehicles, among other items.
Operating lease costs recognized on the unaudited condensed consolidated statements of operations were as follows:

	Three months ended	Nine months ended
(in thousands)	September 30, 2019	September 30, 2019
Cost of goods sold	$696	$2,304
Selling, general and administrative	2,962	8,742
Research and development	98	473
	$3,756	$11,519

Supplemental balance sheet information related to the Company's operating leases is as follows:

		September 30,
(in thousands)	Balance Sheet Location	2019

Right-of-use assets	Other noncurrent assets	$43,307

Current lease liabilities	Accrued expenses and other liabilities	$11,560
Noncurrent lease liabilities	Other noncurrent liabilities	32,876
	Total liabilities	$44,436

The weighted average remaining lease term and the weighted average discount rate for operating leases as of September 30, 2019 was:

Operating Leases
Weighted average remaining lease term (years)	5.6
Weighted average discount rate	3.45%

The following table reconciles the undiscounted cash flows for operating leases as of September 30, 2019 to operating lease liabilities recorded on the unaudited condensed consolidated balance sheet:

Operating
(in thousands)	Leases
Remainder of 2019	$3,578
2020	13,063
2021	9,343
2022	6,186
2023	3,560
Thereafter	13,866
Total future lease payments	49,596
Less: Interest	(5,160)
Present value of lease liabilities	$44,436

Accrued expenses and other liabilities	$11,560
Other noncurrent liabilities	32,876
Total lease liabilities	$44,436

Future minimum rental payments under noncancelable operating leases as of December 31, 2018 were as follows:

(in thousands)
Year ending December 31,
2019	$13,119
2020	11,053
2021	7,984
2022	5,345
2023	3,133
Thereafter	13,852
Total minimum rental payments	$54,486

Supplemental cash flow information and non-cash activity related to the Company's operating leases are as follows:

Nine months ended
(in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,877
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,351

3. Inventories
The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2019	2018
Raw materials and supplies	$80,037	$71,068
Work-in-process	19,304	21,763
Finished goods	249,525	268,376
Inventories	$348,866	$361,207

4. Product Warranty
The Company has defined warranties generally ranging from one to two years. Products covered by the defined warranty policies primarily include all Titleist golf products, FootJoy golf shoes and FootJoy golf outerwear. These product warranties generally obligate the Company to pay for the cost of replacement products, including the cost of shipping replacement products to its customers. The estimated cost of satisfying future warranty claims is accrued at the time the sale is recorded. In estimating future warranty obligations, the Company considers various factors, including its warranty policies and practices, the historical frequency of claims and the cost to replace or repair products under warranty.
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Balance at beginning of period	$3,580	$3,938	$3,331	$3,823
Provision	1,650	520	4,738	3,276
Claims paid/costs incurred	(1,592)	(838)	(4,417)	(3,417)
Foreign currency translation and other	295	5	281	(57)
Balance at end of period	$3,933	$3,625	$3,933	$3,625

5. Debt and Financing Arrangements
Senior Secured Credit Facility
The senior secured credit facility includes the revolving credit facility, the term loan A facility and the delayed draw term loan A facility. There were outstanding borrowings under the revolving credit facility of $50.7 million as of September 30, 2019. The weighted average interest rate applicable to the outstanding borrowings was 4.01% as of September 30, 2019. There were no outstanding borrowings under the revolving credit facility as of December 31, 2018.
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2019, the Company was in compliance with all covenants under the credit agreement.
As previously noted in the "Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2018, loans held by Magnus Holdings Co., Ltd. (“Magnus”), which is wholly‑owned by Fila Korea Co., Ltd., were secured by a pledge on all of the Company's common stock owned by Magnus. During the third quarter of 2019, Magnus informed the Company that they had refinanced their loan agreements and that the pledge on all of the Company's common stock owned by Magnus had been released.

As of September 30, 2019, the Company had available borrowings under its revolving credit facility of $216.6 million after giving effect to $7.7 million of outstanding letters of credit.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were outstanding borrowings under the Company's local credit facilities of $8.8 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively. The weighted average interest rate applicable to the outstanding borrowings was 2.42% and 3.25% as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, the Company had available borrowings remaining under these local credit facilities of $65.4 million.
Letters of Credit
As of September 30, 2019 and December 31, 2018, there were outstanding letters of credit related to agreements, including the Company's senior secured credit facility, totaling $11.4 million and $15.5 million, respectively, of which $8.2 million and $12.4 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $34.7 million and $29.2 million as of September 30, 2019 and December 31, 2018, respectively.

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
Foreign Exchange Derivative Instruments
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to hedge currency fluctuations related to inventory purchases not denominated in the functional currency of the non-U.S. subsidiary, thereby limiting currency risk that would otherwise result from changes in exchange rates. These instruments are considered cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of September 30, 2019 and December 31, 2018 was $292.6 million and $312.8 million, respectively.
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities which do not qualify as hedging instruments under U.S. GAAP. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. The gross U.S. dollar equivalent notional amount of all outstanding foreign exchange forward contracts not designated under hedge accounting was $1.5 million as of September 30, 2019. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2018.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce the impact of variability in interest rates. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its variable rate debt to fixed rate debt. The interest rate swap contracts are accounted for as cash flow hedges. As of September 30, 2019 and December 31, 2018, the notional value of the Company's outstanding interest rate swap contracts was $160.0 million and $185.0 million, respectively.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		September 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2019	2018
Other current assets	Foreign exchange forward	$4,940	$6,116
Other noncurrent assets	Foreign exchange forward	396	1,015
Accrued expenses and other liabilities	Foreign exchange forward	657	578
	Interest rate swap	1,357	526
Other noncurrent liabilities	Foreign exchange forward	374	161
	Interest rate swap	1,912	925

The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Type of hedge
Foreign exchange forward	$2,440	$3,175	$4,634	$5,303
Interest rate swap	(147)	246	(2,388)	(23)
	$2,293	$3,421	$2,246	$5,280

Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted transaction impacts the statement of operations. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $5.2 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net loss of $1.4 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.
The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Location of gain (loss) in statement of operations
Foreign exchange forward:
Cost of goods sold	$1,677	$(1,461)	$6,276	$(3,289)
Selling, general and administrative (1)	625	277	442	1,293
Total	$2,302	$(1,184)	$6,718	$(1,996)

Interest Rate Swap:
Interest expense, net	$(250)	$(160)	$(573)	$(262)
Total	$(250)	$(160)	$(573)	$(262)

_______________________________________________________________________________
(1) Relates to gains on foreign exchange forward contracts derived from previously designated cash flow hedges.
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 were as follows:

	Fair Value Measurements as of
	September 30, 2019 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,920	$—	$—	Other current assets
Foreign exchange derivative instruments	—	4,940	—	Other current assets
Deferred compensation program assets	813	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	396	—	Other noncurrent assets
Total assets	$6,733	$5,336	$—
Liabilities
Foreign exchange derivative instruments	$—	$701	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1,357	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	813	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	374	—	Other noncurrent liabilities
Interest rate derivative instruments	—	1,912	—	Other noncurrent liabilities
Total liabilities	$813	$4,344	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 were as follows:

	Fair Value Measurements as of
	December 31, 2018 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$8,415	$—	$—	Other current assets
Foreign exchange derivative instruments	—	6,116	—	Other current assets
Deferred compensation program assets	1,222	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	1,015	—	Other noncurrent assets
Total assets	$9,637	$7,131	$—
Liabilities
Foreign exchange derivative instruments	$—	$578	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	526	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	1,222	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	161	—	Other noncurrent liabilities
Interest rate derivative instruments	—	925	—	Other noncurrent liabilities
Total liabilities	$1,222	$2,190	$—

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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
(in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost (income)
Service cost	$2,262	$2,217	$143	$164
Interest cost	2,644	2,950	140	123
Expected return on plan assets	(3,123)	(3,006)	—	—
Settlement expense	2,122	4,611	—	—
Curtailment income	—	(40)	—	—
Amortization of net loss (gain)	513	329	(359)	(385)
Amortization of prior service cost (credit)	94	44	(35)	(35)
Net periodic benefit cost (income)	$4,512	$7,105	$(111)	$(133)

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Components of net periodic benefit cost (income)
Service cost	$6,384	$6,919	$430	$493
Interest cost	8,432	8,897	418	368
Expected return on plan assets	(9,679)	(9,483)	—	—
Settlement expense	3,897	5,083	—	—
Curtailment income	—	(40)	—	—
Amortization of net loss (gain)	914	1,581	(1,077)	(1,155)
Amortization of prior service cost (credit)	186	131	(103)	(103)
Net periodic benefit cost (income)	$10,134	$13,088	$(332)	$(397)

The non-service cost components of net periodic benefit cost (income) are included in other expense, net in the unaudited condensed consolidated statements of operations.
9. Income Taxes
Income tax expense decreased by $2.4 million to $7.7 million for the three months ended September 30, 2019 compared to $10.1 million for the three months ended September 30, 2018. The Company’s Effective Tax Rate ("ETR") was 20.5% for the three months ended September 30, 2019 compared to 57.9% for the three months ended September 30, 2018. The decrease in ETR was primarily driven by the impact of a change made in the third quarter of 2018 to the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") and the impact of changes in the Company's geographic mix of earnings.
Income tax expense decreased by $7.5 million to $36.2 million for the nine months ended September 30, 2019 compared to $43.7 million for the nine months ended September 30, 2018. The Company’s ETR was 25.7% for the nine months ended September 30, 2019 compared to 32.5% for the nine months ended September 30, 2018. The decrease in ETR was primarily driven by the impact of a change made in the third quarter of 2018 to the Tax Act, the impact of changes in the Company's geographic mix of earnings and the discrete tax benefit for share based compensation expense.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

(in thousands, except per share amounts)	Dividends per Common Share	Amount
2019:
Third Quarter	$0.14	$10,726
Second Quarter	0.14	10,751
First Quarter	0.14	10,782
Total dividends declared in 2019	$0.42	$32,259

2018:
Fourth Quarter	$0.13	$9,968
Third Quarter	0.13	9,954
Second Quarter	0.13	9,917
First Quarter	0.13	9,917
Total dividends declared in 2018	$0.52	$39,756

During the fourth quarter of 2019, the Company's Board of Directors declared a dividend of $0.14 per common share to shareholders on record as of November 29, 2019 and payable on December 13, 2019.
Share Repurchase Program
The Board of Directors has authorized the Company to repurchase up to an aggregate $50.0 million of its issued and outstanding common stock from time to time. Share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Company’s credit agreement and general working capital needs. In connection with this share repurchase program, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market at the same weighted average per share price. The shares will be purchased from Magnus when the Company has purchased an aggregate $24.9 million of shares in the open market, or at an earlier date as agreed to by the parties. See the Company's current report on Form 8-K filed on May 10, 2019 for additional information related to the Company's agreement with Magnus.
The Company's open market share repurchase activity during the periods presented was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2019	2019
Shares repurchased	166,972	420,357
Average price	$25.34	$24.76
Aggregate value	$4,231	$10,409

In relation to the Magnus share repurchase agreement, the Company recorded a $10.4 million liability for an additional 420,357 shares of common stock to be repurchased from Magnus, which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheet as of September 30, 2019. Excluding the impact of the share repurchase liability, as of September 30, 2019 the Company had $39.6 million remaining under the current share repurchase program, including the $24.9 million related to the Magnus share repurchase agreement.

11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units (“PSUs”) and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of September 30, 2019, the only awards granted under the 2015 Plan were RSUs and PSUs.
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
Restricted Stock and Performance Stock Units
A summary of the Company’s RSUs and PSUs as of September 30, 2019 and changes during the nine months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2018	881,832	$21.75	—	$—
Granted	655,135	23.51	207,077	23.47
Vested	(516,176)	20.53	—	—
Forfeited	(22,275)	23.92	—	—
Outstanding as of September 30, 2019	998,516	$23.48	207,077	$23.47

Undelivered (1)	113,209		—

_______________________________________________________________________________
(1) Shares of common stock related to vestings occurring in 2019 that were not delivered as of September 30, 2019.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Nine months ended		Nine months ended
	September 30, 2019		September 30, 2018
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued (1)	407,083	900,226	403,538	—
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(123,013)	(325,246)	(122,795)	—
Net shares of common stock issued	284,070	574,980	280,743	—

Cumulative undelivered shares of common stock	172,627	—	—	—
______________________________________________________________________________
(1) Shares of common stock issued related to PSUs represents PSUs that vested in 2018 but were delivered in common stock during the nine months ended September 30, 2019.
The remaining unrecognized compensation expense related to non-vested RSUs and non-vested PSUs granted was $15.7 million and $3.8 million, respectively, as of September 30, 2019 and is expected to be recognized over the related weighted average period of 2.0 years.

The allocation of compensation expense related to equity incentive plans in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Cost of goods sold	$218	$217	$579	$424
Selling, general and administrative	2,153	4,073	6,794	12,365
Research and development	234	380	618	991
Total compensation expense before income tax	2,605	4,670	7,991	13,780
Income tax benefit	580	938	1,716	2,820
Total compensation expense, net of income tax	$2,025	$3,732	$6,275	$10,960

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses) on	Pension and	Accumulated
	Currency	Foreign Exchange	Interest Rate	Other	Other
	Translation	Derivative	Swap Derivative	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Instruments	Adjustments	Loss, Net of Tax
Balance as of December 31, 2018	$(71,853)	$5,258	$(1,098)	$(21,346)	$(89,039)
Other comprehensive income (loss) before reclassifications	(6,370)	4,634	(2,388)	48	(4,076)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(6,276)	573	3,817	(1,886)
Tax benefit (expense)	—	621	441	(711)	351
Balance as of September 30, 2019	$(78,223)	$4,237	$(2,472)	$(18,192)	$(94,650)

13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2019	2018	2019	2018

Net income attributable to Acushnet Holdings Corp.	$29,797	$7,063	$103,211	$88,454

Weighted average number of common shares:
Basic	75,192,567	74,823,954	75,603,108	74,746,190
Diluted	75,552,440	75,867,562	75,888,548	75,230,651

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.40	$0.09	$1.37	$1.18
Diluted	$0.39	$0.09	$1.36	$1.18

Net income per common share attributable to Acushnet Holdings Corp. for the three and nine months ended September 30, 2019 and 2018 was calculated using the treasury stock method.

The Company’s potential dilutive securities for the three and nine months ended September 30, 2019 and 2018 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
For the three and nine months ended September 30, 2019 and 2018, the following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
RSUs	—	—	1,350	—

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
Results shown for the three and nine months ended September 30, 2019 and 2018 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Net sales
Titleist golf balls	$120,885	$121,794	$435,857	$418,911
Titleist golf clubs	126,779	99,018	325,107	333,750
Titleist golf gear	34,576	30,497	126,594	120,664
FootJoy golf wear	102,572	100,165	357,648	360,367
Other	32,354	18,953	67,880	56,674
Total net sales	$417,166	$370,427	$1,313,086	$1,290,366

Segment operating income (loss)
Titleist golf balls	$17,830	$20,865	$75,530	$71,693
Titleist golf clubs	20,099	2,908	26,559	29,812
Titleist golf gear	1,741	223	19,958	16,261
FootJoy golf wear	698	(1,521)	24,998	24,121
Other	3,112	3,788	11,699	11,201
Total segment operating income	43,480	26,263	158,744	153,088
Reconciling items:
Interest expense, net	(4,504)	(4,284)	(14,600)	(13,939)
Non-service cost component of net periodic benefit cost	(1,996)	(4,591)	(2,988)	(5,279)
Transaction fees	(68)	(470)	(2,015)	(470)
Other	824	529	2,050	1,145
Total income before income tax	$37,736	$17,447	$141,191	$134,545

Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
United States	$215,676	$203,194	$702,326	$675,223
EMEA (1)	55,667	41,659	186,746	182,375
Japan	55,195	41,683	134,743	139,299
Korea	55,726	50,030	165,178	164,679
Rest of world	34,902	33,861	124,093	128,790
Total net sales	$417,166	$370,427	$1,313,086	$1,290,366

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
Purchase obligations by the Company as of September 30, 2019 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2019	2020	2021	2022	2023	Thereafter
Purchase obligations (1)	$143,487	$42,434	$7,708	$2,403	$1,541	$4,806

_______________________________________________________________________________
(1) The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2019.
Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam Suntory, Inc. indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of September 30, 2019 and December 31, 2018, the Company’s estimate of its receivable for these indemnifications was $9.3 million and $8.9 million, respectively, which was recorded in other noncurrent assets on the unaudited condensed consolidated balance sheets.
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
16. Business Combinations
On July 3, 2019, the Company, through a majority owned subsidiary, completed the acquisition of KJUS, a premium global ski and golf sportswear company, for a purchase price of $28.7 million, net of cash acquired. As part of the acquisition, the Company recorded a redeemable noncontrolling interest of $5.0 million. Additionally, the Company issued a loan of $4.4 million to the minority shareholders which was recorded as a reduction to redeemable noncontrolling interest as of September 30, 2019. The Company has determined that the results of KJUS will be reported outside of its reportable segments.

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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net sales	$417,166	$370,427	$1,313,086	$1,290,366
Cost of goods sold	199,822	181,489	627,542	622,944
Gross profit	217,344	188,938	685,544	667,422
Operating expenses:
Selling, general and administrative	158,857	148,653	484,506	471,706
Research and development	12,746	12,787	38,417	38,095
Intangible amortization	2,015	1,625	5,533	4,885
Income from operations	43,726	25,873	157,088	152,736
Interest expense, net	4,504	4,284	14,600	13,939
Other expense, net	1,486	4,142	1,297	4,252
Income before income taxes	37,736	17,447	141,191	134,545
Income tax expense	7,730	10,098	36,244	43,737
Net income	30,006	7,349	104,947	90,808
Less: Net income attributable to noncontrolling interests	(209)	(286)	(1,736)	(2,354)
Net income attributable to Acushnet Holdings Corp.	$29,797	$7,063	$103,211	$88,454
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$29,797	$7,063	$103,211	$88,454
Interest expense, net	4,504	4,284	14,600	13,939
Income tax expense	7,730	10,098	36,244	43,737
Depreciation and amortization	11,592	9,345	31,188	30,057
Share-based compensation	2,605	4,670	7,991	13,780
Transaction fees	68	470	2,015	470
Executive pension settlement(1)	—	2,543	—	2,543
Other non-cash income, net (2)	(738)	(418)	(1,338)	(570)
Net income attributable to noncontrolling interests	209	286	1,736	2,354
Adjusted EBITDA	$55,767	$38,341	$195,647	$194,764
Adjusted EBITDA margin	13.4%	10.4%	14.9%	15.1%

_______________________________________________________________________________________

(1)
In the third quarter of 2018, our former Chief Executive Officer ("CEO") received lump-sum pension benefit payments in connection with his retirement, which resulted in a non-cash settlement expense of $2.5 million.

(2)
Includes non-cash indemnification expense (income) related to obligations owed to us by Beam and other non-cash (gains) losses, net that are included when calculating net income attributable to Acushnet Holdings Corp.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2019	2018	$ change	% change	$ change	% change
Titleist golf balls	$120.9	$121.8	$(0.9)	(0.7)%	$0.5	0.4%
Titleist golf clubs	126.8	99.0	27.8	28.1%	28.4	28.7%
Titleist golf gear	34.6	30.5	4.1	13.4%	4.5	14.8%
FootJoy golf wear	102.6	100.2	2.4	2.4%	3.5	3.5%

Segment operating income (loss) by reportable segment is summarized as follows:

	Three months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income (loss)	2019	2018	$ change	% change
Titleist golf balls	$17.8	$20.9	$(3.1)	(14.8)%
Titleist golf clubs	20.1	2.9	17.2	593.1%
Titleist golf gear	1.7	0.2	1.5	750.0%
FootJoy golf wear	0.7	(1.5)	2.2	146.7%

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2019	2018	$ change	% change	$ change	% change
United States	$215.7	$203.2	$12.5	6.2%	$12.5	6.2%
EMEA (1)	55.7	41.7	14.0	33.6%	16.4	39.3%
Japan	55.2	41.7	13.5	32.4%	11.5	27.6%
Korea	55.7	50.0	5.7	11.4%	9.2	18.4%
Rest of world	34.9	33.8	1.1	3.3%	1.7	5.0%
Total net sales	$417.2	$370.4	$46.8	12.6%	$51.3	13.8%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Net Sales

Net sales increased by $46.8 million, or 12.6%, to $417.2 million for the three months ended September 30, 2019 compared to $370.4 million for the three months ended September 30, 2018. On a constant currency basis, net sales increased by $51.3 million, or 13.8%, to $421.7 million. The increase in net sales on a constant currency basis resulted from an increase of $28.4 million in net sales of Titleist golf clubs primarily related to higher sales volumes associated with the launches of our irons, hybrids and putters during the quarter, as well as an increase of $4.5 million in net sales of Titleist golf gear and an increase of $3.5 million in FootJoy golf wear. The remaining change in net sales was primarily due to sales from KJUS, acquired in the third quarter of 2019, which are not allocated to one of our four reportable segments.

Net sales in the United States increased by $12.5 million, or 6.2%, to $215.7 million for the three months ended September 30, 2019 compared to $203.2 million for the three months ended September 30, 2018. The increase in net sales in the United States resulted from an increase of $4.3 million in net sales of Titleist golf clubs driven by the launches of our irons, putters and hybrids, and an increase of $3.3 million in net sales of Titleist golf balls primarily driven by sales from PG Golf, which we acquired in the fourth quarter of 2018 and an increase of $2.7 million in net sales of Titleist golf gear.

Our sales in regions outside of the United States increased by $34.3 million, or 20.5%, to $201.5 million for the three months ended September 30, 2019 compared to $167.2 million for the three months ended September 30, 2018. On a constant currency basis, net sales in regions outside of the United States increased by $38.8 million, or 23.2%, to $206.0 million. In EMEA, the increase in net sales was primarily due to sales from KJUS and higher sales volumes of Titleist golf clubs. In Japan and Korea, the increase in net sales was primarily due to increases in sales of Titleist golf clubs, FootJoy golf wear and Titleist gear.

Gross Profit

Gross profit increased by $28.4 million to $217.3 million for the three months ended September 30, 2019 compared to $188.9 million for the three months ended September 30, 2018, which resulted from a $21.2 million increase in gross profit in Titleist golf clubs primarily due to the sales volume increase in irons, hybrids and putters. Gross margin increased to 52.1% for the three months ended September 30, 2019 compared to 51.0% for the three months ended September 30, 2018, primarily due to higher gross margins in Titleist golf clubs.

Selling, General and Administrative Expenses

SG&A expenses increased by $10.2 million to $158.9 million for the three months ended September 30, 2019 compared to $148.7 million for the three months ended September 30, 2018. This increase was primarily due to an increase of $7.5 million in selling expenses across all segments and $3.0 million in advertising and promotion costs primarily related to new product launches in Titleist golf clubs, partially offset by a decrease of $1.9 million in share-based compensation expense.

Research and Development

R&D expenses decreased by $0.1 million to $12.7 million for the three months ended September 30, 2019 compared to $12.8 million for the three months ended September 30, 2018. As a percentage of consolidated net sales, R&D expenses were 3.1%, down from 3.5% for the three months ended September 30, 2018.

Intangible Amortization

Intangible amortization expenses increased $0.4 million to $2.0 million for the three months ended September 30, 2019 compared to $1.6 million for the three months ended September 30, 2018, primarily due to an increase in intangible assets related to the acquisition of KJUS.

Interest Expense, net

Interest expense, net was $4.5 million for the three months ended September 30, 2019 compared to $4.3 million for the three months ended September 30, 2018.

Other Expense, net

Other expense, net decreased by $2.6 million to $1.5 million for the three months ended September 30, 2019 compared to $4.1 million for the three months ended September 30, 2018, primarily due to a $2.5 million non-cash settlement expense resulting from a lump sum benefit payment to our former CEO associated with his retirement during the three months ended September 30, 2018.

Income Tax Expense

Income tax expense decreased by $2.4 million to $7.7 million for the three months ended September 30, 2019 compared to $10.1 million for the three months ended September 30, 2018. Our Effective Tax Rate ("ETR") was 20.5% for the three months ended September 30, 2019 compared to 57.9% for the three months ended September 30, 2018. The decrease in ETR was primarily driven by the impact of a change made in the third quarter of 2018 to the U.S. Tax Cuts and Jobs Act of 2017 ("Tax Act") and the impact of changes in our geographic mix of earnings.

Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $22.7 million to $29.8 million for the three months ended September 30, 2019 compared to $7.1 million for the three months ended September 30, 2018, primarily as a result of an increase in income from operations and a decrease in income tax expense, as discussed above.

Adjusted EBITDA

Adjusted EBITDA increased by $17.5 million to $55.8 million for the three months ended September 30, 2019 compared to $38.3 million for the three months ended September 30, 2018, primarily due to an increase in income from operations. Adjusted EBITDA margin increased to 13.4% for the three months ended September 30, 2019 compared to 10.4% for the three months ended September 30, 2018.

Segment Results

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment decreased by $0.9 million, or 0.7%, to $120.9 million for the three months ended September 30, 2019 compared to $121.8 million for the three months ended September 30, 2018. On a constant currency basis, net sales in our Titleist golf balls segment increased by $0.5 million, or 0.4%, to $122.3 million. This increase was primarily driven by sales from PG Golf which we acquired in the fourth quarter of 2018, higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls which were launched in the first quarter of 2019, partially offset by sales volume declines in our AVX models which were introduced in the second quarter of 2018 and our performance golf balls which were in their second model year.

Titleist golf balls segment operating income decreased by $3.1 million, or 14.8%, to $17.8 million for the three months ended September 30, 2019 compared to $20.9 million for the three months ended September 30, 2018. This decrease was primarily due to a decrease in gross profit of $3.5 million primarily due to lower sales volumes and lower average selling prices.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment increased by $27.8 million, or 28.1%, to $126.8 million for the three months ended September 30, 2019 compared to $99.0 million for the three months ended September 30, 2018. On a constant currency basis, net sales in our Titleist golf clubs segment increased by $28.4 million, or 28.7%, to $127.4 million. This increase primarily resulted from higher sales volumes of our newly launched T-Series irons, TS hybrids and putters and higher average selling prices. The increase was partially offset by lower sales volumes of drivers and fairways.

Titleist golf clubs segment operating income increased by $17.2 million, or 593.1%, to $20.1 million for the three months ended September 30, 2019 compared to $2.9 million for the three months ended September 30, 2018. The increase in operating income was primarily driven by higher gross profit of $21.2 million as a result of the sales volume increase discussed above and higher gross margin primarily as a result of higher average selling prices. The higher gross profit was partially offset by an increase of $3.6 million in advertising and promotion primarily related to new product launches.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $4.1 million, or 13.4%, to $34.6 million for the three months ended September 30, 2019 compared to $30.5 million for the three months ended September 30, 2018. On a constant currency basis, net sales in our Titleist golf gear segment increased by $4.5 million, or 14.8%, to $35.0 million. This increase was due to sales volume increases across all categories of the gear business.

Titleist golf gear segment operating income increased by $1.5 million, or 750.0%, to $1.7 million for the three months ended September 30, 2019 compared to $0.2 million for the three months ended September 30, 2018. The increase in operating income was primarily driven by higher gross profit of $2.2 million due to the higher sales volume discussed above.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment increased by $2.4 million, or 2.4%, to $102.6 million for the three months ended September 30, 2019 compared to $100.2 million for the three months ended September 30, 2018. On a constant currency basis, net sales in our FootJoy golf wear segment increased by $3.5 million, or 3.5%, to $103.7 million. This increase was primarily as a result of higher sales volumes in the apparel and footwear categories.

FootJoy golf wear segment operating income increased by $2.2 million, or 146.7%, to $0.7 million for the three months ended September 30, 2019 compared to an operating loss of $1.5 million for the three months ended September 30, 2018. The increase in operating income was primarily due to higher gross profit of $2.9 million driven by higher apparel and footwear sales volumes discussed above.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Net sales by reportable segment is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2019	2018	$ change	% change	$ change	% change
Titleist golf balls	$435.9	$418.9	$17.0	4.1%	$25.2	6.0%
Titleist golf clubs	325.1	333.8	(8.7)	(2.6)%	(3.5)	(1.0)%
Titleist golf gear	126.6	120.7	5.9	4.9%	9.0	7.5%
FootJoy golf wear	357.6	360.4	(2.8)	(0.8)%	5.6	1.6%

Segment operating income by reportable segment is summarized as follows:

	Nine months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2019	2018	$ change	% change
Titleist golf balls	$75.5	$71.7	$3.8	5.3%
Titleist golf clubs	26.6	29.8	(3.2)	(10.7)%
Titleist golf gear	20.0	16.3	3.7	22.7%
FootJoy golf wear	25.0	24.1	0.9	3.7%

Net sales information by region is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2019	2018	$ change	% change	$ change	% change
United States	$702.3	$675.2	$27.1	4.0%	$27.1	4.0%
EMEA	186.7	182.4	4.3	2.4%	17.0	9.3%
Japan	134.7	139.3	(4.6)	(3.3)%	(4.9)	(3.5)%
Korea	165.2	164.7	0.5	0.3%	11.3	6.9%
Rest of world	124.2	128.8	(4.6)	(3.6)%	0.2	0.2%
Total net sales	$1,313.1	$1,290.4	$22.7	1.8%	$50.7	3.9%

Net Sales

Net sales increased by $22.7 million, or 1.8%, to $1,313.1 million for the nine months ended September 30, 2019 compared to $1,290.4 million for the nine months ended September 30, 2018. On a constant currency basis, net sales increased by $50.7 million, or 3.9%, to $1,341.1 million. The increase in net sales on a constant currency basis was due to an increase of $25.2 million in Titleist golf balls driven by our latest generation Pro V1 and Pro V1x golf balls and sales from PG Golf which we acquired in the fourth quarter of 2018, an increase of $9.0 million in Titleist golf gear on sales increases across all segments, an increase of $5.6 million in FootJoy golf wear primarily due to sales volume increases in apparel, partially offset by a decrease of $3.5 million in Titleist golf clubs. The remaining change in net sales was primarily due to sales from KJUS, acquired in the third quarter of 2019, which are not allocated to one of our four reportable segments.

Net sales in the United States increased by $27.1 million, or 4.0%, to $702.3 million for the nine months ended September 30, 2019 compared to $675.2 million for the nine months ended September 30, 2018. The increase in net sales in the United States resulted from an increase of $16.7 million in net sales of Titleist golf balls primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2019, sales from PG Golf which we acquired in the fourth quarter of 2018 and an increase of $6.4 million in net sales of FootJoy golf wear, partially offset by a decrease of $3.5 million in Titleist golf clubs.

Our sales in regions outside of the United States decreased by $4.4 million, or 0.7%, to $610.8 million for the nine months ended September 30, 2019 compared to $615.2 million for the nine months ended September 30, 2018. On a constant currency basis, net sales in such regions increased by $23.6 million, or 3.8%, to $638.8 million. In EMEA, the increase in net sales was primarily due to sales from KJUS and higher sales volumes of Titleist golf balls. In Korea, the increase in net sales was primarily driven by increased sales in Titleist gear and Titleist golf balls. In Japan, the decrease in net sales was primarily due to a decrease in sales of FootJoy golf wear.

Gross Profit

Gross profit increased by $18.1 million to $685.5 million for the nine months ended September 30, 2019 compared to $667.4 million for the nine months ended September 30, 2018. Gross margin increased to 52.2% for the nine months ended September 30, 2019 compared to 51.7% for the nine months ended September 30, 2018. The increase in gross profit resulted from a $5.4 million increase in gross profit in Titleist golf balls driven by sales from PG Golf and a $4.7 million increase in gross profit in Titleist golf gear driven by higher sales volume across all segments.

Selling, General and Administrative Expenses

SG&A expenses increased by $12.8 million to $484.5 million for the nine months ended September 30, 2019 compared to $471.7 million for the nine months ended September 30, 2018. This increase was primarily due to increases of $13.3 million in selling expenses across all segments, $4.3 million in advertising and promotion and $1.5 million in acquisition related transaction fees, partially offset by a decrease of $5.6 million in share-based compensation expense. Overall SG&A included a $7.2 million favorable impact of changes in foreign currency exchange rates across all expense categories and segments.

Research and Development

R&D expenses increased by $0.3 million to $38.4 million for the nine months ended September 30, 2019 compared to $38.1 million for the nine months ended September 30, 2018. As a percentage of consolidated net sales, R&D expenses were 2.9%, down from 3.0% for the nine months ended September 30, 2018.

Intangible Amortization

Intangible amortization expenses increased $0.6 million to $5.5 million for the nine months ended September 30, 2019 compared to $4.9 million for the nine months ended September 30, 2018, primarily due to an increase in intangible assets related to the acquisition of KJUS.

Interest Expense, net

Interest expense, net increased by $0.7 million to $14.6 million for the nine months ended September 30, 2019 compared to $13.9 million for the nine months ended September 30, 2018.

Other Expense, net

Other expense, net decreased by $3.0 million to $1.3 million for the nine months ended September 30, 2019 compared to $4.3 million for the nine months ended September 30, 2018, primarily due to a $2.5 million non-cash settlement expense resulting from a lump sum benefit payment to our former CEO associated with his retirement during the nine months ended September 30, 2018.

Income Tax Expense

Income tax expense decreased by $7.5 million to $36.2 million for the nine months ended September 30, 2019 compared to $43.7 million for the nine months ended September 30, 2018. Our ETR was 25.7% for the nine months ended September 30, 2019 compared to 32.5% for the nine months ended September 30, 2018. The decrease in ETR was primarily driven by the impact of a change made in the third quarter of 2018 to the Tax Act, the impact of changes in our geographic mix of earnings and the discrete tax benefit for share-based compensation expense.
Net Income Attributable to Acushnet Holdings Corp.

Net income attributable to Acushnet Holdings Corp. increased by $14.7 million to $103.2 million for the nine months ended September 30, 2019 compared to $88.5 million for the nine months ended September 30, 2018, primarily as a result of an increase in income from operations and a decrease in income tax expense, as discussed above.

Adjusted EBITDA

Adjusted EBITDA increased by $0.8 million to $195.6 million for the nine months ended September 30, 2019 compared to $194.8 million for the nine months ended September 30, 2018, primarily due to an increase in income from operations. Adjusted EBITDA margin decreased to 14.9% for the nine months ended September 30, 2019 compared to 15.1% for the nine months ended September 30, 2018.

Segment Results

Titleist Golf Balls Segment

Net sales in our Titleist golf balls segment increased by $17.0 million, or 4.1%, to $435.9 million for the nine months ended September 30, 2019 compared to $418.9 million for the nine months ended September 30, 2018. On a constant currency basis, net sales in our Titleist golf balls segment increased by $25.2 million, or 6.0%, to $444.1 million. This increase was primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2019 and sales from PG Golf which we acquired in the fourth quarter of 2018, partially offset by a sales volume decline in our performance golf balls which were in their second model year.

Titleist golf balls segment operating income increased by $3.8 million, or 5.3%, to $75.5 million for the nine months ended September 30, 2019 compared to $71.7 million for the nine months ended September 30, 2018. This increase was primarily due to an increase in gross profit of $5.4 million partially offset by higher operating expenses. The increase in gross profit was primarily driven by PG Golf.  Operating expenses increased as a result of a $3.4 million increase in selling expense primarily due to PG Golf, partially offset by a $2.1 million decrease in share-based compensation expense.

Titleist Golf Clubs Segment

Net sales in our Titleist golf clubs segment decreased by $8.7 million, or 2.6%, to $325.1 million for the nine months ended September 30, 2019 compared to $333.8 million for the nine months ended September 30, 2018. On a constant currency basis, net sales in our Titleist golf clubs segment decreased by $3.5 million, or 1.0%, to $330.3 million. The decrease in net sales was due to lower sales volumes of our wedges which were in their second model year and prior generation irons and was partially offset by an increase in sales volumes of our T-Series irons, TS hybrids and putters launched in the third quarter of 2019, and TS drivers launched in the third quarter of 2018.

Titleist golf clubs segment operating income decreased by $3.2 million, or 10.7%, to $26.6 million for the nine months ended September 30, 2019 compared to $29.8 million for the nine months ended September 30, 2018. The decrease in operating income primarily resulted from an increase of $3.2 million in advertising and promotion expenses primarily related to new product launches and an increase of $1.0 million in selling expenses.

Titleist Golf Gear Segment

Net sales in our Titleist golf gear segment increased by $5.9 million, or 4.9%, to $126.6 million for the nine months ended September 30, 2019 compared to $120.7 million for the nine months ended September 30, 2018. On a constant currency basis, net sales in our Titleist golf gear segment increased by $9.0 million, or 7.5%, to $129.7 million. This increase was primarily due to sales increases across all categories.

Titleist golf gear segment operating income increased by $3.7 million, or 22.7%, to $20.0 million for the nine months ended September 30, 2019 compared to $16.3 million for the nine months ended September 30, 2018. The increase in operating income was primarily driven by higher gross profit as a result of the sales volume increase discussed above.

FootJoy Golf Wear Segment

Net sales in our FootJoy golf wear segment decreased by $2.8 million, or 0.8%, to $357.6 million for the nine months ended September 30, 2019 compared to $360.4 million for the nine months ended September 30, 2018. On a constant currency basis, net sales in our FootJoy golf wear segment increased by $5.6 million, or 1.6%, to $366.0 million. This increase was primarily driven by a sales volume increase and higher average selling prices in apparel, partially offset by lower average selling prices in the footwear category.

FootJoy golf wear segment operating income increased by $0.9 million, or 3.7%, to $25.0 million for the nine months ended September 30, 2019 compared to $24.1 million for the nine months ended September 30, 2018. This increase was primarily due to higher gross profit of $1.6 million partially offset by higher operating expenses. The increase in gross profit was primarily driven by higher apparel sales and average selling prices as discussed above, partially offset by lower average selling prices in footwear. Operating expenses increased as a result of a $3.6 million increase in selling expense which was partially offset by a decrease of $1.7 million in share-based compensation expense.

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

As of September 30, 2019, we had $52.1 million of unrestricted cash (including $6.9 million attributable to our FootJoy golf shoe joint venture). As of September 30, 2019, 93.2% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.

As of September 30, 2019, we had $216.6 million of availability under our revolving credit facility after giving effect to $7.7 million of outstanding letters of credit and we had $65.4 million available under our local credit facilities. See “Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a description of our credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2019, we were in compliance with all covenants under the credit agreement.
We made $18.2 million of capital expenditures during the nine months ended September 30, 2019 and plan to make capital expenditures of approximately $13.8 million during the remainder of 2019, although the actual amount of capital expenditures may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. We expect the majority of these capital expenditures in the remainder of 2019 will be primarily related to investments to support the manufacturing and distribution of products, our go to market activities and continued investments in information technology to support our global strategic initiatives.
The Board of Directors has authorized us to repurchase up to an aggregate $50.0 million of our issued and outstanding common stock from time to time. Share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our credit agreement and general working capital needs. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Korea Co., Ltd., to purchase from Magnus an equal amount of our common stock as we purchase on the open market at the same weighted average per share price. The shares will be purchased from Magnus when we have purchased an aggregate $24.9 million of shares in the open market, or at an earlier date as agreed to by the parties. During the nine months ended September 30, 2019, we repurchased 420,357 shares of common stock on the open market at an average price of $24.76 for an aggregate of $10.4 million. In relation to the Magnus share repurchase agreement, we recorded a $10.4 million liability for an additional 420,357 shares of common stock to be repurchased from Magnus as of September 30, 2019. Excluding the impact of the share repurchase liability, as of September 30, 2019, we had $39.6 million remaining under the current share repurchase program, including the $24.9 million related to the Magnus share repurchase agreement. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note 10-Common Stock,” Item 1 of Part I, included elsewhere in this report, for disclosures related to the Magnus share repurchase liability.
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

Cash Flows

The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$94,931	$130,065
Investing activities	(46,270)	(23,012)
Financing activities	(24,758)	(95,719)
Effect of foreign exchange rate changes on cash	(710)	(1,064)
Net increase in cash	$23,193	$10,270

Cash Flows from Operating Activities

Net cash provided by operating activities was $94.9 million for the nine months ended September 30, 2019 compared to $130.1 million for the nine months ended September 30, 2018, a decrease in cash provided by operating activities of $35.2 million. Cash provided by operating activities is impacted by changes in our working capital. Working capital at any specific point in time is subject to many variables including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.

Cash Flows from Investing Activities

Net cash used in investing activities was $46.3 million for the nine months ended September 30, 2019 compared to $23.0 million for the nine months ended September 30, 2018, an increase in cash used in investing activities of $23.3 million. This increase relates to an increase in cash used for business acquisitions during the nine months ended September 30, 2019, partially offset by a decrease in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities was $24.8 million for the nine months ended September 30, 2019 compared to $95.7 million for the nine months ended September 30, 2018, a decrease in cash used in financing activities of $70.9 million. This decrease was primarily due to an increase in net proceeds from borrowings, partially offset by an increase in payments related to purchases of common stock and employee restricted stock tax withholdings during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
During 2018, we entered into interest rate swap contracts to reduce the impact of variability in interest rates. Under the contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our variable rate debt to fixed rate debt. As of September 30, 2019, the notional value of our outstanding interest rate swap contracts was $160.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statement-Note-6-Derivative Financial Instruments" for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in variable interest rates on our pre-tax interest expense. As of September 30, 2019, we had $253.4 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs) after giving effect to $160.0 million of hedged variable rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of September 30, 2019 would have resulted in an increase of $2.5 million in our annual pre-tax interest expense.

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

The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding as of September 30, 2019 was $294.1 million, representing a net settlement asset of $4.3 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of September 30, 2019, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $4.3 million would decrease by $24.1 million resulting in a net settlement liability of $19.8 million.

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

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended September 30, 2019. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.      Legal Proceedings

We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.

Item 1A.      Risk Factors

Excluding the risk factor related to our controlled company status, the risk factor below updates and supersedes the risk factors under the heading “Risks Related to the Magnus Term Loan” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The interests of Magnus and Fila Korea and any of their successors or transferees may conflict with other holders of our common stock.

As of September 30, 2019, Magnus Holdings Co., Ltd. (“Magnus”), which is wholly‑owned by Fila Korea Co., Ltd. (“Fila Korea”), beneficially owned approximately 52.3% of our outstanding common stock. Fila Korea is able to control the election and removal of our directors and thereby effectively determine, among other things, the payment of dividends, our corporate and management policies, including potential mergers or acquisitions or asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws, and other significant corporate transactions for so long as Magnus retains significant ownership of us. So long as Fila Korea owns Magnus and Magnus continues to own a significant amount of our voting power, even if such amount is less than 50%, Fila Korea will continue to be able to strongly influence or effectively control our decisions. The interests of Fila Korea and Magnus may not coincide with the interests of other holders of our common stock.

By controlling the election and removal of our directors, Fila Korea is able to effectively determine the payment of dividends on our common stock. Magnus may cause us to pay dividends on our common stock at times or in amounts that may not be in the best interest of us or other holders of our common stock. For example, it may be in the interest of Magnus and Fila Korea to cause the payment of dividends on our common stock in order to satisfy obligations under loan agreements they may enter into from time to time. See “Risks Related to Ownership of our Common Stock-We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In addition, the concentration of our ownership held by Magnus may delay, deter or prevent possible changes in control of the company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us, which may reduce the value of an investment in our common stock. Magnus may also transfer a substantial amount of our common stock, including a controlling interest in our Company, to third parties. The interests of any such transferees may not coincide with the interests of other holders of our common stock.

In the past, Magnus and Fila Korea have entered into loan agreements, some of which have included pledges of our common stock to their lenders. Magnus and Fila Korea may agree to amend any existing loan agreements or enter into replacement or additional loan agreements in the future. Although we have been informed by Magnus that the loan agreement that it entered into in September 2017 has been refinanced such that the shares of our common stock held by Magnus are no longer pledged as collateral, such agreement and any future loan agreements by Magnus and Fila Korea could provide for pledges of shares of our common stock or Fila Korea’s interests in Magnus. Magnus has informed us in the past that the shares of our common stock held by it were its only assets. Any transfer by Fila Korea or Magnus as a result of its obligations to third parties or otherwise could have a significant impact on our shareholding structure and our corporate governance and could materially decrease the market price of shares of our common stock. In addition, the perception that such a transfer could occur could materially depress the market price of shares of our common stock. Such transfers of our common stock may also result in a change of control under certain agreements that we enter into from time to time, which could result in a default under such agreements. Under our credit agreement, for example, it is a change of control if any person (other than certain permitted parties, including Fila Korea) becomes the beneficial owner of 35% or more of our outstanding common stock. As a result, if a third party were to acquire beneficial ownership of 35% or more of our outstanding common stock, it would result in a change of control under our credit agreement, which is an event of default under our credit agreement. In addition, a change of control under our outstanding equity award agreements and other employment arrangements may result in the vesting of outstanding equity awards and the acceleration of benefits or other payments under certain employment arrangements. A change of control may also result in a default or other negative consequence under our other outstanding agreements or instruments.

Furthermore, you should carefully consider each of the risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as well as the other information set forth in this report. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2018 other than as mentioned above.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the third quarter of 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
July 1, 2019 - July 31, 2019	—	$—	—	$43,822
August 1, 2019 - August 31, 2019	139,247	25.24	139,247	40,307
September 1, 2019 - September 30, 2019	27,725	25.81	27,725	39,591
Total	166,972	$25.34	166,972	$39,591

_______________________________________________________________________________

(1)
In June 2018, we announced that our Board of Directors authorized a $20.0 million share repurchase program and in February 2019, we announced an increase to the authorization to $50.0 million. Pursuant to the share repurchase program, we are authorized to purchase shares of our issued and outstanding common stock in the open market or in privately negotiated transactions, including transactions with affiliates. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Korea Co., Ltd., to purchase from Magnus an equal amount of our common stock as we purchase on the open market at the same weighted average per share price. The shares will be purchased from Magnus when we have purchased an aggregate $24.9 million of shares in the open market, or at an earlier date as agreed to by the parties. In relation to the Magnus share repurchase agreement, during the three months ended September 30, 2019 we recorded an additional $4.2 million liability for 166,972 shares of common stock to be repurchased from Magnus, which are not included in the above table. All of the shares purchased during the three months ended September 30, 2019 related to purchases on the open market. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.

(2)
Includes the $24.9 million related to the Magnus share repurchase agreement. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note 10-Common Stock,” Item 1 of Part I, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreement.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information

  None.

ITEM 6.      Exhibits

Exhibit No.	Description

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.SCH	Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUSHNET HOLDINGS CORP.

Dated: October 31, 2019	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: October 31, 2019	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

