Form 10-K
period 2019-12-31
Acushnet Holdings Corp.
filed 2020-02-27
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
Commission File Number: 001-37935

Acushnet Holdings Corp.
(Exact name of registrant as specified in its charter)

Delaware			45-2644353
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

333 Bridge Street	Fairhaven,	Massachusetts	02719
(Address of principal executive offices)			(Zip Code)

(800) 225-8500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GOLF	New York Stock Exchange
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

Large accelerated filer	☒	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant's most recently completed second fiscal quarter June 30, 2019, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $903.6 million. The registrant's common stock trades on the New York Stock Exchange under the symbol “GOLF”.
The registrant had 74,383,716 shares of common stock outstanding as of February 21, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on June 8, 2020, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

i

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
WEBSITE DISCLOSURE
We use our website (www.acushnetholdingscorp.com) as a channel of distribution of company information. The information we post through this channel may be material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Acushnet Holdings Corp. when you enroll your e-mail address by visiting the “Resources” section of our website at https://www.acushnetholdingscorp.com/investors/resources. In addition, on our website, we post the following filings free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The contents of our website are not, however, a part of this report.

ii

TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Annual Report on Form 10‑K includes trademarks, trade names and service marks that we either own or license, such as “Titleist,” “FootJoy,” “Pro V1,” “Pro V1x,” "AVX," “FJ,” “Pinnacle,” “Scotty Cameron,” "TS," “Vokey Design,” and "KJUS" which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®,  ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This report may also contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

iii

PART I
ITEM 1.            BUSINESS
Overview
We are the global leader in the design, development, manufacture and distribution of performance‑driven golf products, which are widely recognized for their quality excellence. Our mission—to be the performance and quality leader in every golf product category in which we compete—has remained consistent since we entered the golf ball business in 1932. Today, we are the steward of two of the most revered brands in golf—Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wear brands. Titleist has been the #1 ball in professional golf for over 70 years and FootJoy has been the #1 shoe on the PGA Tour for over six decades.
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
For the year ended December 31, 2019, we recorded net sales of $1,681.4 million, net income attributable to Acushnet Holdings Corp. of $121.1 million and Adjusted EBITDA of $240.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report, for a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., the most directly comparable GAAP financial measure.
Corporate History
Acushnet Company was originally founded as “Acushnet Process Company” in Acushnet, Massachusetts by Phil “Skipper” Young in 1910 and our golf business was established in 1932.  In 1976, Acushnet Company was acquired by American Brands, Inc. (the predecessor company of Beam Suntory, Inc. (“Beam”)). We acquired FootJoy in 1985. In July 2011, Acushnet Holdings Corp. (at the time known as Alexandria Holdings Corp.), an entity owned by Fila Holdings Co., formerly known as Fila Korea Co., Ltd., (“Fila”) and certain financial investors, acquired Acushnet Company from Beam. We completed an initial public offering of our common stock in November 2016.
Our Core Focus
Dedicated Golfers
Our target market is dedicated golfers, who are avid and skill‑biased, prioritize performance and commit the time, effort and money to improve their game. We believe that dedicated golfers are generally the most consistent purchasers of golf products as we believe they are the most discerning and most likely to invest in premium performance equipment and golf wear.

Product Platform
Leveraging the success of our golf ball and golf shoe businesses, while maintaining the core values of the Titleist and FootJoy brands, we have strategically entered into product categories such as golf clubs, wedges, putters, golf gloves, golf gear and golf wear with an objective of being the performance and quality leader.
Since the dedicated golfer views each performance product category on its own merits, we have approached each category on its own terms by committing the necessary resources to become a performance and quality leader in each product category where we participate. As a result, we have built an industry leading platform across all performance product categories, driving a market‑differentiating mix of consumable products, which we consider to be golf balls and golf gloves, which collectively represented 40% of our net sales in 2019, and more durable products, which we consider to be golf clubs, golf shoes, golf apparel and golf gear, which collectively represented 60% of our net sales in 2019.
We operate under the following four reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear; and FootJoy golf wear, which represented approximately 33%, 26%, 9% and 26%, respectively, of net sales in 2019. For further information surrounding the principal products of each reportable segment, see “Our Products” further below.  Financial information for our segments, including sales by geographic area, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report and in “Notes to Consolidated Financial Statements – Note 20 – Segment Information,” Item 8 of Part II, included elsewhere in this report.
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
Innovation Leadership
We believe innovation is critical to dedicated golfers as they depend on the ability of new and innovative products to drive improved performance. We currently employ an R&D team of nearly 200 scientists, chemists, engineers and technicians. We also introduce new product innovations at a cadence that best aligns with the typical dedicated golfer’s replacement cycle within each product category.
Operational Excellence
The requirements of the game lead the dedicated golfer to seek out products of superior performance and consistency. We own or control the design, sourcing, manufacturing, packaging and distribution of our products. In doing so, we are able to exercise control over every step of the manufacturing process and supply chain operations, thereby setting the standard for quality and consistency. We have developed and refined distinct and independently managed supply chains for each of our product categories.
Route to Market Leadership
As one of the preferred partners to premium golf shops, we seek to ensure that the performance benefits derived from using our products are showcased and our products are properly merchandised. As we see our retail partners as a critical connection to dedicated golfers, we place great emphasis on building strong relationships and trust with them. This is the reason our sales associates are expected not simply to be salespeople, but to function as golf experts and enthusiasts in their respective territories who advise and assist our retail partners to better serve their customers. We help generate golfer demand and sell‑through via in‑shop merchandising, promotions and advertising, and also provide product education to club professionals, coaches and instructors. Lastly, we place a strong focus on golfer engagement, starting with fitting and trial initiatives across our balls, clubs and shoes categories. We offer custom products across categories to meet the varying needs of golfers' skill levels, personal styles and preferences.

Market Overview and Opportunity
Market Overview
In 2019, there were over 50 million golfers worldwide playing over 800 million rounds annually on over 31,000 golf courses, and our addressable market, comprised of golf equipment, golf wear and golf gear, represented approximately $12 billion in retail sales and approximately $8 billion in wholesale sales. The United States accounted for over 40% of our addressable market, followed by Japan and Korea collectively accounting for over 30% of our addressable market, each in 2019. We believe the number of rounds of golf played by our target market of dedicated golfers has remained stable over the past few years.
We view emerging economies as attractive long‑term opportunities based on our assessment of the five collectively necessary and sufficient conditions for a country to embrace golf: (1) sizeable middle‑class population; (2) educational infrastructure; (3) places to play and practice; (4) professional success that inspires the local golfers; and (5) corporate support.
We believe the golf industry is mainly driven by golfer demographics, dedicated golfers, weather and economic conditions.
Golfer Demographics. Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 and above, primarily “gen‑x” (age 40 to 54) and “baby boomers” (age 55 to 75), who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic, as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years has been women. Beyond the gen‑x and baby boomer generation, another promising development in golf has been the generational shift with millennial golfers making their marks at both professional and amateur levels and, in 2019, accounting for 25% of golfers overall in the U.S.
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
Introduce New Products and Extend Market Share Leadership in Equipment Categories. We expect to sustain our strong performance in our core categories of golf balls, golf clubs and golf shoes through several targeted strategies:

•
Titleist Golf Balls.  We continually invest in design innovation and process technology to deliver the highest performance and quality golf balls in the game. We strive to strengthen our sell-in and sell-through route to market capabilities by focusing on enhancing our sales team's skills, supporting trade partners in those channels where dedicated golfers shop, and educating golfers on Titleist golf ball performance and quality excellence. We also offer custom imprinting for country clubs, tournaments, corporate logos and personalization. My Titleist, an online golf shop, provides golfers with the opportunity to create and purchase their own golf balls with special play numbers, logos or personalization.

•
Titleist Clubs, Wedges and Putters.  We intend to continue to launch innovative, high performance golf clubs by further leveraging Titleist clubs’ R&D excellence in all club categories. To enhance the golfer experience, we plan to continue highly focused consumer connection initiatives, promote and encourage custom fitting and trial, and offer best-in-class custom manufacturing capabilities. We intend to continue to also develop and offer concept and limited edition products to showcase advanced technologies and we intend to continue to dedicate the resources necessary to ensure that Vokey Design wedges and Scotty Cameron putters remain golf's leaders in short game performance, technology, craftsmanship and selection.

•
FootJoy Footwear. We continue to invest in design and innovation to bring golf-specific performance advancements to the footwear category. With the launch of several new models in 2020, we plan to enrich our consumer connection initiatives with digital content, product trial and fit experiences in key global markets. Additionally, we have enhanced our MyJoys personalization platform, which supports millions of unique design combinations, to provide unique, personalized experiences for golfers around the world.

Increase Penetration in Golf Gear and Wear Categories. We intend to build on the brand loyalty that the dedicated golfer has developed for our Titleist ball and club categories and FootJoy shoe, glove and apparel categories in order to increase our penetration in the adjacent categories of golf gear and golf wear. We expect to continue to drive growth across these categories by employing the following initiatives:

•
Titleist Golf Gear.  We are committed to providing dedicated golfers with golf gear—including golf bags, headwear, gloves, travel gear, head covers and other accessories—of performance and quality excellence that is faithful to the Titleist brand promise. We continue to make investments in design and engineering resources and leverage dedicated player research methodologies and insights to drive product excellence in these product categories. Also, we seek to drive our custom and special edition product offerings and, in 2019, we enhanced our direct to consumer sales of golf bags, headwear, gloves, travel gear, headcovers and other accessories via our online golf shop.

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

•
FootJoy eCommerce Launch.  FootJoy has established eCommerce websites in the U.S., Canada and certain European markets. Japan joined that list in 2019. Over 7,000 SKUs are offered across all FootJoy categories, including shoes, gloves and apparel. The eCommerce initiative is expected to yield incremental sales and profitability, and enriched data on preferences and trends, as well as foster a deeper and more real time connection with dedicated golfers.

•
Links & Kings. In 2018, we acquired Links & Kings, a brand focused on the design and handcrafted production of luxury leather golf and lifestyle products. We intend to increase sales of Links & Kings products by increasing production capacity and leveraging our existing distribution channels.

•
KJUS Outerwear and Apparel. In the third quarter of 2019, we acquired KJUS, a brand which designs golf, ski and lifestyle apparel made of innovative, high-performance material with a distinctive, clean design. KJUS entered the golf outerwear and apparel markets less than a decade ago with a focus on comfort, freedom of movement and all-weather protection. We intend to continue to invest in design and innovation to deliver performance advancements in KJUS outerwear and apparel.

•
Titleist Apparel. Titleist introduced apparel in Korea, Japan and China with a focus on innovative performance and styling which is specifically designed for these markets using localized go-to-market strategies. We continue to invest in innovative designs and performance fabrics to bring advancements to the apparel category in the markets where Titleist apparel is sold.

Strategically Pursue Global Growth. The Titleist and FootJoy brands are both global brands. While we believe that near‑term growth will be primarily driven by the developed economies, emerging economies represent longer‑term growth opportunities. To meet future demand, we are ensuring that local capabilities and expertise in sales, customer service, merchandising, online presence, golf education and fitting initiatives are in place to support our operations. We continue to hire local talent across all functions in order to better position Titleist and FootJoy products in those markets where participation and popularity of the sport are expected to increase.

We also evaluate acquisition opportunities from time to time and, in July 2019, acquired KJUS, a premium performance ski and golf apparel company.
Our Products
We design, manufacture and market a broad range of products under the Titleist, FootJoy and KJUS brands. These brands are recognized as industry leaders in performance, quality, innovation and design. Our products include golf balls, golf clubs, wedges and putters, golf shoes, golf gloves, golf gear and golf and ski outerwear and apparel.
Titleist
We design, manufacture and sell golf balls, golf clubs, wedges and putters and golf gear under the Titleist brand. Net sales of Titleist products for the years ended December 31, 2019, 2018 and 2017 were $1,211.0 million, $1,194.0 million, and $1,122.8 million, respectively, in each case approximately 72% of our total net sales.
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

In 2019, we introduced new versions of Pro V1 and Pro V1x, both designed to leave the clubface with more ball speed and lower long game spin for more distance, while providing short game control that helps golfers shoot lower scores. We believe that golfers have appreciated the performance benefits of more speed, precision and consistency, along with soft feel and long lasting durability. Complementing Pro V1 and Pro V1x is a new high performance golf ball in the Titleist product line, Pro V1x Left Dash. In mid-2019, we offered this customized performance option via special order, previously only having made it available on the worldwide professional tours. Pro V1x Left Dash meets the performance needs of a select group of players seeking high flight with even lower long game spin. We believe the Pro V1 franchise delivers the highest and most consistent performance in the game as validated by both the overwhelming usage and trust of players throughout the pyramid of influence and market place success.

New for 2020 is an advanced version of the Titleist AVX golf ball, first introduced in a test market in the fall of 2017 and, after resounding golfer acceptance, launched globally in mid-2018. With a larger core, thicker casing layer and thinner cover, new AVX is designed to provide longer driver and iron distance along with enhanced short game spin and control.

Also new in 2020 are new versions of the Tour Soft and Velocity golf ball models. Both models provide best-in-class performance through technology and process innovations. Tour Soft has been re-engineered to deliver even more distance, more stopping power in the short game and a soft, responsive feel. New Velocity is designed to help golfers get every yard. TruFeel is Titleist's softest compression golf ball and provides excellent distance and greenside control. The Pinnacle brand completes the Acushnet golf ball portfolio with its two major models, Rush and Soft. Competing in the price segment, the Pinnacle brand allows the Titleist brand to focus on the premium performance and performance segments of the market. It also helps to support the thousands of golf shops that choose to exclusively stock Titleist and Pinnacle golf balls and offer golf balls in each market segment to their golfers.
Net sales of Titleist golf balls for the years ended December 31, 2019, 2018 and 2017 were $551.6 million, $524.0 million, and $512.0 million, respectively, in each case approximately 33% of our total net sales.
We are also a leader in custom imprinted golf balls. This includes printing high quality reproductions of corporate logos, tournament logos, country club or resort logos, and personalization on Titleist and Pinnacle golf balls. Our service includes design capabilities, special packaging options and fast turnaround times. The majority of custom imprinting is done for corporate logos, as there has long been a strong connection between the business community and golf. Custom imprinted golf balls represented approximately 30% of our global net golf ball sales for the year ended December 31, 2019.

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
Net sales of Titleist golf clubs, wedges and putters for the years ended December 31, 2019, 2018 and 2017 were $434.4 million, $445.3 million, and $398.0 million, respectively, in each case approximately 26% of our total net sales.
Titleist Clubs
Our current global club line consists of the TS product line of drivers, fairways and hybrids, and the T Series and 620 product lines of irons. Every product in our club line features premium, tour‑proven stock shafts and grips, complemented by a broad range of custom options.
Titleist TS drivers, fairways and hybrids are designed to deliver superior performance through tour‑proven technologies that increase ball speed, decrease spin, and optimize flight without sacrificing forgiveness. We design our drivers and fairways to deliver complete performance with tour‑preferred looks, sound and feel, and we offer the ability to precisely fit individual golfers’ needs.
Titleist T Series irons are innovative, technologically advanced products designed to deliver distance, forgiveness, proper shot control and feel. While we offer stock set configurations for our iron sets, a significant portion of our worldwide iron sales are custom fit to help deliver a better fit and performance. Our 620 MB and CB irons are classic, fully forged blade type irons largely preferred by highly skilled golfers.
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

Titleist Golf Gear
Titleist Golf Gear is a matrix of distinct categories across golf bags, headwear, golf gloves, travel products, headcovers and other golf accessories. We participate in golf categories where the dedicated player expects us to be and provide dedicated players with products of performance and quality excellence faithful to the Titleist brand promise.

We started building our golf gear infrastructure in 2015, transitioning from third-party product creation and supply chain dependency to where we now exercise more control over the design, engineering, product specifications, and quality assurance of our finished Titleist golf gear products. Titleist golf gear products are designed and engineered using premium materials, paying particular attention to superior performance, function and style. We seek to provide and continually evolve our customization and personalization opportunities across the product portfolio of Titleist golf gear in order to meet the needs of the dedicated players. We believe the golf gear business represents a sizable but highly fragmented opportunity with numerous competitors in each product category and geographical market.

Titleist Golf Bags

Titleist Golf Bags have an array of models across price points with designs ranging from those to be carried to those designed for golf carts, each with an array of functional differences and a bevy of materials and colors. Titleist golf bags are used on professional tours throughout the world and are relied upon by players globally to support their game. The Titleist Players Stand Bag collection is our leading bag franchise, customized and sold by leading golf courses across the globe. Titleist successfully introduced the LINKSMASTER Series of golf premium golf bags globally in 2019.

Titleist Golf Headwear

Titleist Golf Headwear has been recognized on the professional golf tours for decades. Titleist golf headwear provides both function and fashion appeal across a multitude of models providing rain and sun protection as well as trend designs for the dedicated player. We have established key product franchises in our headwear assortment with a variety of functions for both men and women including the Tour Performance, the Nantucket and the Tour Aussie. We seek to constantly elevate and innovate the performance and quality of our headwear while keeping the design and colors fresh and appealing to the dedicated player.

Titleist golf gear accounted for net sales of $150.0 million, $146.1 million and $142.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, in each case approximately 9% of our total net sales.
FootJoy Golf Wear
FootJoy is one of golf’s leading performance wear brands, which consists collectively of golf shoes, gloves and apparel. Net sales of FootJoy products for the years ended December 31, 2019, 2018 and 2017 were $441.9 million, $439.7 million, and $437.5 million, respectively, 26%, 27% and 28% of our total net sales, respectively.
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
FootJoy Outerwear and Apparel
FootJoy’s most recent brand extensions have been the entry into the golf outerwear and men's and women's golf apparel markets. FootJoy’s goal for outerwear is to “make every day playable” and extend the golf season by providing products for rain, wind and cold conditions. FootJoy entered the outerwear category in 1996 with innovative designs and materials, became the leader in net sales in the United States by 2005 and still holds this position today.
KJUS
In July 2019, we acquired KJUS, a Swiss-based manufacturer of premium performance ski and golf apparel and outerwear. The KJUS brand was born from an uncompromising commitment to performance, following brand namesake Lasse Kjus’s historic feat at the 1999 World Ski Championships, where he medaled in each of the Championships’ five disciplines. KJUS was founded with a vision to make the finest and most technologically advanced skiwear and the belief that cutting edge innovation could lead to improved performance. KJUS has today grown to be a leader in technical performance wear. Building upon this technical performance, KJUS entered the golf outerwear and apparel markets with a focus on comfort, freedom of movement and all-weather protection, and it has achieved an enthusiastic following with performance-minded golfers and a premium positioning at leading golf shops worldwide.
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
Nearly all of our FootJoy golf shoes are manufactured in a 525,000 square foot facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest with the remaining 60% owned by our long‑standing Taiwan supply partners. In our consolidated financial statements, we consolidate the accounts of this joint venture, which is a variable interest entity ("VIE"). The joint venture was established in 1995 and has been in its current facility since 2000. The sole purpose of the joint venture is to manufacture our golf shoes and as such we are deemed to be the primary beneficiary of the VIE. The multi‑floor/multi‑building complex owned by the joint venture is devoted exclusively to FootJoy golf shoes, has production capacity of nearly five million pairs per annum. See “Notes to Consolidated Financial Statements– Note 2– Summary of Significant Accounting Policies – Variable Interest Entities,” Item 8 of Part II included elsewhere in this report, for a discussion of our FootJoy golf shoe joint venture and the material terms of the agreement which governs such joint venture arrangement.
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
We operate, and have our own field sales representation, in those countries that represent the substantial majority of golf equipment and wearable sales, including the United States, Japan, Korea, the United Kingdom, Canada, Germany, Sweden, France, Greater China, Australia, New Zealand, Thailand, Singapore, Malaysia and Switzerland. In other countries in which we sell our products, we rely on select distributors in order to deepen our reach into those markets. Each country administers its own in‑country channel of distribution strategy given the unique characteristics of each market.
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
We employ nearly 370 sales representatives worldwide, who are compensated through a combination of salary and a performance bonus. We currently service nearly 28,000 direct accounts worldwide. In both our direct sales and distributor markets, our trade partners are subject to our redistribution policy.
Supplementing our core field sales partnerships are Internet‑based initiatives. In the U.S. in 2016, we launched FootJoy and Titleist eCommerce websites. In Canada and certain European markets in 2017 and in Japan in 2019, we launched FootJoy eCommerce websites. In the U.S. in 2018, we launched an eCommerce website for FootJoy's luxury brand, FJ1857.com and, in the United Kingdom and Japanese markets, we launched eCommerce websites for Titleist golf balls.
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
Raw Materials
Where possible, we use multiple suppliers or multiple production facilities, some with geographic separation, to reduce the risk of raw material shortages but, in some instances, we rely on a sole or limited number of third-party suppliers and manufacturers for raw materials. Our highest raw material consumption for golf balls, in order, is polybutadiene, ionomers, zinc diacrylate, urethane, and coatings. We source the raw materials for our golf glove and golf shoe businesses, and certain of the components for our golf shoe business, from third-party suppliers. Our golf club team employs the primary materials of steel, titanium, and aluminum and has five custom manufacturing locations around the globe with each being responsible for supply chain execution, allowing each region to respond to market specific needs or trends. For our golf gear and FootJoy and KJUS apparel businesses, we source the finished products from select third-party vendors that have the necessary quality capabilities.

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
Research and Product Development
Innovating within a highly regulated environment presents unique challenges and opportunities that require a significant investment in people, facilities and financial resources, with separate dedicated R&D teams for each product category. We have six R&D facilities and/or test centers supported by nearly 200 scientists, chemists, engineers and technicians in aggregate. We are committed to continuous improvement and each R&D team is tasked to develop technology that will deliver better quality and performance products in each generation.
For the years ended December 31, 2019, 2018 and 2017 we invested $51.6 million, $51.5 million and $47.2 million, respectively, in R&D.
Patents, Trademarks and Licenses
We consider our patents and trademarks to be among our most valuable assets. We are dedicated to protecting the innovations created by our R&D teams by developing broad and deep patent and trademark portfolios across all product categories.
As a result, we have strong patent positions across our product categories and innovation spaces in which we operate, and have become the leader in obtaining golf ball and golf club patents worldwide. In addition, we believe we have more combined golf shoe and golf glove utility patents than all competitors combined. We have over 1,000 active U.S. utility patents in golf balls, nearly 500 active U.S. utility patents in golf clubs, wedges and putters and over 370 active patents in golf shoes and gloves worldwide.

The following charts show our percentage of golf ball and golf club patents obtained in the last five years compared to our peers.

Utility Patents: 2015-2019

Golf Ball (967 Patents)	Golf Club (1,486 Patents)
We own or license a large portfolio of trademarks, including for Titleist, Pro V1, Pro V1x, AVX, Union Green, Pinnacle, AP1, AP2, TS, T Series, CNCPT, Vokey Design, Scotty Cameron, FootJoy, FJ, DryJoys, StaSof, ProDry and KJUS. We protect our trademarks by obtaining registrations where appropriate and opposing or cancelling material infringements. We also have rights in several common law marks.
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
We are also involved in ongoing investigations with federal and state environmental protection agencies, but do not expect to incur future material costs for past and current environmental issues. See "Risk Factors - We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future."
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
Employees
As of December 31, 2019, we employed 5,213 associates worldwide. The geographic concentration of associates is as follows: 2,330 in the Americas, 477 in EMEA, and 2,406 employed in Asia Pacific. None of our associates are represented by a union. We believe that relations with our associates are positive.

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
Golf is a recreational activity that requires time and money and different generations and socioeconomic and ethnic groups use their leisure time and discretionary funds in different ways. Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among the current “gen‑x” (age 40 – 54) and “baby boomer” (age 55 – 75) generations. If golf participation or the number of rounds of golf played declines, due to factors such as demographic changes in the United States and our international markets or lack of interest in the sport among young people or certain socioeconomic and ethnic groups, sales of our products could be negatively impacted, which could materially adversely affect our business, financial condition and results of operations.
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
•water damage or water shortage;
•government orders and regulations;
•pandemics and other health and safety issues (including, for example, the Wuhan coronavirus outbreak beginning in 2020); and
•terrorism.
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
For the year ended December 31, 2019, $796.6 million of our net sales were generated outside of the United States by our non‑U.S. subsidiaries. Sales by geographic area are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7 of Part II and “Notes to Consolidated Financial Statements –Note 20 – Segment Information”, Item 8 of Part II, included elsewhere in this report. Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For the year ended December 31, 2019, approximately 85% of our cost of goods sold incurred by our non‑U.S. subsidiaries was denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries. If the U.S. dollar strengthens against the applicable local currency, more local currency will be needed to purchase the same amount of cost of goods sold denominated in U.S. dollars, which could materially adversely affect our business, financial condition and results of operations.

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
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. For the year ended December 31, 2019, 47% of our sales were denominated in foreign currencies. In addition, for the year ended December 31, 2019, approximately 32% of our operating expenses were denominated in foreign currencies (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries). Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
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
Golf Gear. The golf gear market is fragmented and served by a number of established competitors as well as a number of smaller competitors. We face significant competition in every region with respect to each of our golf gear product categories.
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
Custom imprinted golf balls, a majority of which are purchased by corporate customers, represented approximately 30% of our global net golf ball sales for the year ended December 31, 2019. There has long been a strong connection between the business community and golf, but corporate spending on custom logoed balls has remained at lower levels since the 2008 financial crisis. If such corporate spending decreases further, it could impact the sales of our custom imprinted golf balls.
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
On a consolidated basis, no one customer that sells or distributes our products accounted for more than 10% of our consolidated net sales in the year ended December 31, 2019. However, our top ten customers accounted for 21% of our consolidated net sales in the year ended December 31, 2019. Accordingly, the loss of a small number of our large customers, or the reduction in business with one or more of these customers, could materially adversely affect our business, financial condition and results of operations. We do not currently have minimum purchase agreements with these large customers.
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
Our Titleist and FootJoy brands have worldwide recognition and our success depends on our ability to maintain and enhance our brand image and reputation. In particular, we believe that maintaining and enhancing the Titleist and FootJoy brands is critical to maintaining and expanding our customer base. Maintaining, promoting and enhancing our brands may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us and reduce long‑term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Also, as we seek to grow our presence in existing and expand into new geographic or product markets, consumers in these markets may not accept our brand image and may not be willing to pay a premium to purchase our products as compared to other brands. We anticipate that as our business continues to grow our presence in existing and expand into new markets, maintaining and enhancing our brands may become increasingly difficult and expensive. If we are unable to maintain or enhance the image of our brands, it could materially adversely affect our business, financial condition and results of operations.
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
The current U.S. administration has publicly supported and introduced certain tax, trade and tariff proposals, modifications to international trade policy and other changes which may affect U.S. trade relations with other countries, including China, with respect to which additional tariffs have been imposed. Further, any emerging nationalist trends or trade wars in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations. The ongoing negotiations surrounding the United Kingdom's exit from the European Union ("Brexit") have yet to provide clarity on what the outcome will be for the United Kingdom or Europe. Changes related to Brexit could significantly disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. At the present time, it is unclear as to the ultimate impact of these changes, policies or proposals and, as such, we are unable to determine the effect, if any, that such changes, policies or proposals would have on our business.
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
To reduce purchasing costs and ensure supply, we place orders with our suppliers in advance of the time period we expect to deliver our products. In addition, we plan our manufacturing capacity based upon the forecasted demand for our products. Forecasting the demand for our products is very difficult given the number of SKUs we offer and the amount of specification involved in each of our product categories. For example, in our golf shoe business, we offer a large variety of models as well as different styles and sizes for each model, including over 3,000 SKUs available for men in the United States alone. The nature of our business makes it difficult to adjust quickly our manufacturing capacity if actual demand for our products exceeds or is less than forecasted demand. Factors that could affect our ability to accurately forecast demand for our products include, among others:

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
We use FedEx Corporation for substantially all ground shipments of products to our U.S. customers. We use ocean shipping services and air carriers for most of our international shipments of products. In addition, many of the components we use to manufacture and assemble our products are shipped to us via ocean shipping and air carrier. If there are changes in trade or tariff laws which result in customs processing delays or any significant interruption in service by such providers or at shipping ports or airports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products or components in a timely and cost‑efficient manner. As a result, we could experience manufacturing delays, increased manufacturing and shipping costs, and lost sales as a result of missed delivery deadlines and product introduction and demand cycles. Any significant interruption in FedEx services, ship services, at shipping ports or air carrier services could materially adversely affect our business, financial condition and results of operations. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing it could materially adversely affect our business, financial condition and results of operations.
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
We are increasingly using websites and social media to interact with consumers and as a means to enhance their experience with our products, including through Vokey.com and ScottyCameron.com. We launched our FootJoy and Titleist eCommerce initiatives in the U.S. in 2016. In Canada and certain European markets in 2017 and in Japan in 2019, we launched eCommerce websites for FootJoy. In the U.S. in 2018, we launched an eCommerce website for FootJoy's luxury brand, FJ1857.com and, in the United Kingdom and Japanese markets, we launched eCommerce websites for Titleist golf balls. In our eCommerce services, we process, store and transmit customer data. We also collect consumer data through certain marketing activities. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or consumers to a risk of loss or misuse of such information, result in litigation or potential liability for us and otherwise materially adversely affect our business, financial condition and results of operations. Further, our eCommerce business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, eCommerce and electronic devices. Existing and future laws and regulations, or new interpretations of these laws, may adversely affect our ability to conduct our eCommerce business.
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
Our goodwill and identifiable intangible assets, which consist of goodwill from acquisitions, trademarks, patents, completed technology, customer relationships, licensing fees, and other intangible assets, represented 38% of our total assets as of December 31, 2019.
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
Our effective tax rates in the future could be adversely affected by a number of factors, including changes in the expected geographic mix of earnings in countries with differing statutory tax rates, changes in the valuation and realizability of deferred tax assets and liabilities, changes to or issuance of new tax laws, interpretive regulations, notices or other administrative practices, principles, or guidance, changes to or issuance of new accounting guidance, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions (including integrations) and investments and how they are financed, changes in our stock price, and the outcome of income tax audits in various jurisdictions around the world. Finally, foreign governments may enact tax laws in response to the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) that could result in further changes to global taxation and materially affect our financial position and results of operations.
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
Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

We have made acquisitions and investments in the past and may pursue further acquisitions and investments in the future. These transactions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation or the acquired business could fail to further our strategic goals. We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. We may have a lack of experience in new markets or products brought on by the acquisition and we may have an initial dependence on unfamiliar supply or distribution partners. All of these and other potential risks may serve as a diversion of our management's attention from other business concerns, and any of these factors could have a material adverse effect on our business.

If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our financial condition and results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to impairment of goodwill, pension and other post‑retirement benefits, provisions for income taxes and valuation allowances for deferred tax assets. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
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
The occurrence of a natural disaster, such as an earthquake, tsunami, fire, flood or hurricane, or the outbreak of a pandemic disease, including, for example, the Wuhan coronavirus outbreak beginning in 2020, could materially adversely affect our business, financial condition and results of operations. A natural disaster or a pandemic disease could adversely affect both the demand for our products as well as the supply of the raw materials or components used to make our products. Demand for golf products also could be negatively affected if consumers in the affected regions restrict their recreational activities and discretionary spending and as tourism to those areas declines. If our suppliers experience a significant disruption in their business as a result of a natural disaster or pandemic disease, our ability to obtain the necessary raw materials or components to make products could be materially adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts travel to and from the affected areas, making it more difficult in general to manage our global operations.
Risks Related to Our Indebtedness
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2019, we had $404.4 million of indebtedness (excluding debt issuance costs). As of December 31, 2019, we had available borrowings under our revolving credit facility of $338.5 million after giving effect to $11.2 million of outstanding letters of credit and we had available borrowings remaining under our local credit facilities of $60.1 million. As of December 31, 2019, we had outstanding interest rate swap contracts to hedge the interest rate risk on $160.0 million of our variable rate debt.
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
Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we are unable to generate sufficient cash flows to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. In addition, any refinancing of our indebtedness could be at a higher interest rate, and the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under the agreement governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness.

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
The agreements governing our outstanding indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our subsidiaries to, among other things:

•	incur, assume, or permit to exist additional indebtedness or guarantees;

•	incur liens;

•	make investments and loans;

•	pay dividends, make payments on, or redeem or repurchase capital stock;

•	engage in mergers, liquidations, dissolutions, asset sales, and other non-ordinary course dispositions (including sale leaseback transactions);

•	amend or otherwise alter terms of certain indebtedness or certain other agreements;

•	prepay, repurchase or redeem certain indebtedness;

•	enter into agreements limiting subsidiary distributions or containing negative pledge clauses;

•	engage in certain transactions with affiliates;

•	alter the nature of the business that we conduct;

•	change our fiscal year or accounting practices; or

•	enter into a transaction or series of transactions that constitutes a change of control.
The covenants contained in the credit agreement governing our restated credit facility (which we refer to in this report as “our credit agreement”) also restrict the ability of Acushnet Holdings Corp. to engage in certain mergers or consolidations or engage in any activities other than permitted activities. A breach of any of these covenants, among others, could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our restated credit facility, following any applicable cure period, would permit the lenders thereunder to, among other things, declare the principal, accrued interest and other obligations thereunder to be immediately due and payable and declare the commitment of each lender thereunder to make loans and issue letters of credit to be terminated.
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

Risks Related to Ownership of Our Common Stock

The interests of Magnus and Fila and any of their successors or transferees may conflict with other holders of our common stock.

As of December 31, 2019, Magnus Holdings Co., Ltd. (“Magnus”), which is wholly‑owned by Fila, beneficially owned approximately 52.1% of our outstanding common stock. Fila is able to control the election and removal of our directors and thereby effectively determine, among other things, the payment of dividends, our corporate and management policies, including potential mergers or acquisitions or asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws, and other significant corporate transactions for so long as Magnus retains significant ownership of us. So long as Fila owns Magnus and Magnus continues to own a significant amount of our voting power, even if such amount is less than 50%, Fila will continue to be able to strongly influence or effectively control our decisions. The interests of Fila and Magnus may not coincide with the interests of other holders of our common stock.

By controlling the election and removal of our directors, Fila is able to effectively determine the payment of dividends on our common stock. Magnus may cause us to pay dividends on our common stock at times or in amounts that may not be in the best interest of us or other holders of our common stock. For example, it may be in the interest of Magnus and Fila to cause the payment of dividends on our common stock in order to satisfy obligations under loan agreements they may enter into from time to time. See “Risks Related to Ownership of our Common Stock-We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock.”

In the ordinary course of its business activities, Fila and its affiliates may engage in activities where their interests conflict with our interests or those of our shareholders. Except as may be limited by applicable law, Fila and its affiliates will not have any duty to refrain from competing directly with us or engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Fila and its affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, Fila and its affiliates may have an interest in us pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

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

In the past, Magnus and Fila have entered into loan agreements, some of which have included pledges of our common stock to their lenders. Magnus and Fila may agree to amend any existing loan agreements or enter into replacement or additional loan agreements in the future. Although we have been informed by Magnus that the loan agreement that it entered into in September 2017 has been refinanced such that the shares of our common stock held by Magnus are no longer pledged as collateral, such agreement and any future loan agreements by Magnus and Fila could provide for pledges of shares of our common stock or Fila’s interests in Magnus. Magnus has informed us in the past that the shares of our common stock held by it were its only assets. Any transfer by Fila or Magnus as a result of its obligations to third parties or otherwise could have a significant impact on our shareholding structure and our corporate governance and could materially decrease the market price of shares of our common stock. In addition, the perception that such a transfer could occur could materially depress the market price of shares of our common stock. Such transfers of our common stock may also result in a change of control under certain agreements that we enter into from time to time, which could result in a default under such agreements. Under our credit agreement, for example, it is a change of control if any person (other than certain permitted parties, including Fila) becomes the beneficial owner of 35% or more of our outstanding common stock. As a result, if a third party were to acquire beneficial ownership of 35% or more of our outstanding common stock, it would result in a change of control under our credit agreement, which is an event of default under our credit agreement. In addition, a change of control under our outstanding equity award agreements and other employment arrangements may result in the vesting of outstanding equity awards and the acceleration of benefits or other payments under certain employment arrangements. A change of control may also result in a default or other negative consequence under our other outstanding agreements or instruments.

We are a “controlled company” within the meaning of the rules of the NYSE. As a result, we will qualify for, and are relying upon, exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.
Under the corporate governance standards of the NYSE rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•the requirement that a majority of our board of directors consist of “independent directors” as defined under the rules of the NYSE;

•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•the requirement for an annual performance evaluation of the compensation and nominating and corporate governance committees;

•the compensation committee be explicitly charged with hiring and overseeing compensation consultants, legal counsel, and other committee advisors; and

•the compensation committee be required to consider, when engaging compensation consultants, legal counsel, or other advisors, certain independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us.

Magnus, which is wholly‑owned by Fila, controls 38,809,168 shares, or approximately 52.1%, of our outstanding common stock as of December 31, 2019. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. We are relying on some of the exemptions available to controlled companies and may rely on one or more of the exemptions going forward. In particular, as of the date hereof, we do not have a majority of independent directors on our board of directors, and our nominating and corporate governance committee does not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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
If we fail to maintain effective internal controls over financial reporting or if we identify material weaknesses in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial statements which could cause the market price of our common stock to decline, and we could become subject to sanctions or investigations by the stock exchange upon which our common stock is listed, the SEC or other regulatory authorities, and we could be delayed in delivering financial statements, which could result in a default under the agreements governing our indebtedness.
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
The declaration and payment of dividends will be determined at the discretion of our board of directors, acting in compliance with applicable law and contractual restrictions. However, our board of directors is determined by Magnus, which is wholly‑owned by Fila, which controls a majority of the voting power of all outstanding shares of our common stock. Accordingly, the decision to declare and pay dividends on our common stock in the future, as well as the amount of each such dividend payment, may also depend on the amounts Magnus needs to fund potential interest payments under any future equity or debt financing.
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
As of December 31, 2019, we had 424,380,413 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities convertible into, exchangeable for, or exercisable into our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have 6,664,012 shares available for issuance under our 2015 Incentive Plan. Any shares of common stock that we issue, under our 2015 Incentive Plan or other equity incentive plans that we may adopt in the future, dilute the percentage ownership held by our existing shareholders.
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
We have additional sales offices and facilities in Hawaii, New Zealand, Malaysia, Singapore, Hong Kong, Taiwan, Japan, Korea, Thailand, Sweden, France, Germany and Switzerland. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

ITEM 3.            LEGAL PROCEEDINGS
We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.
ITEM 4.           MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers
Set forth below is information concerning the Company’s executive officers as of February 27, 2020.

Name	Age	Position
David Maher	52	President and Chief Executive Officer
Mary Lou Bohn	59	President, Titleist Golf Balls
Steven Pelisek	59	President, Titleist Golf Clubs
John (Jay) Duke, Jr.	51	President, Titleist Golf Gear
Christopher Lindner	51	President, FootJoy
Thomas Pacheco	51	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Brendan Gibbons	44	Executive Vice President, Chief Legal Officer and Corporate Secretary
Brendan Reidy	42	Senior Vice President, Chief Human Resources Officer
David Maher, 52, joined the company in 1991 and was appointed President and Chief Executive Officer of Acushnet Company in 2018.  Prior to that, Mr. Maher was Chief Operating Officer from June 2016 to December 2017, Senior Vice President, Titleist Worldwide Sales and Global Operations from February 2016 to June 2016 and Vice President, Titleist U.S. Sales from 2001 to January 2016.
Mary Lou Bohn, 59, joined the company in 1987 and was appointed President, Titleist Golf Balls in June 2016. Prior to that, Ms. Bohn was Executive Vice President, Titleist Golf Balls and Titleist Communications from February 2016 to June 2016, Vice President, Golf Ball Marketing and Titleist Communications from 2010 to January 2016 and Vice President, Advertising and Communications from 2000 to 2010.
Steven Pelisek, 59, joined the company in 1993 and was appointed President, Titleist Golf Clubs in March 2016. From 2008 to March 2016, he was General Manager, Titleist Golf Clubs. Prior to that, Mr. Pelisek served as Vice President, Club Sales for both the Titleist and Cobra Club brands.
John (Jay) Duke, Jr., 51, joined the company in 2014 and was appointed President, Titleist Golf Gear in 2014. Prior to that, Mr. Duke worked at Hasbro, Inc., a multinational toy and board game company, from 2012 to 2014 where he was Vice President and Global Franchise Leader for Transformers Global Brand. Prior to Hasbro, Mr. Duke was President of Karhu Holdings BV from 2008 to 2012 and prior to that he held senior general management and strategy positions with Converse Inc. (a subsidiary of NIKE, Inc.). Mr. Duke also spent time earlier in his career working for Morgan Stanley’s Investment Banking Division and in general management positions with Reebok International Ltd.
Christopher Lindner,  51, joined the company in August 2016 as President, FootJoy. Prior to that, Mr. Lindner worked at Wolverine World Wide Inc., an American footwear manufacturer, from 2010 to August 2016 where he was President of Keds from 2014 to August 2016 and Chief Marketing Officer and Senior Vice President of North America Sales for Saucony from 2010 to 2014. Prior to 2010, Mr. Lindner held various positions with NIKE, including as Vice President of Global Marketing for Converse and Vice President of Global Marketing for Bauer Hockey (both NIKE subsidiaries), and a leadership role with Electronic Arts.
Thomas Pacheco, 51, joined the company in 2017 and was appointed Executive Vice President, Chief Financial Officer and Chief Accounting Officer in January 2019.  Prior to that, Mr. Pacheco was Senior Vice President, Finance and Chief Accounting Officer from April 2017 to December 2018 and Senior Vice President, Finance and Chief Audit Executive of Dell Technologies from September 2016 to March 2017.   Prior to September 2016, Mr. Pacheco served as Senior Vice President, Finance and Chief Accounting Officer at EMC until it was acquired by Dell Technologies.  He joined EMC in 2005 and held several roles in Finance including Assistant Corporate Controller, CFO - Cloud Services Division and Senior Director of Corporate Accounting and Reporting.
Brendan Gibbons, 44, joined the company in December 2017 as Executive Vice President, Chief Legal Officer and Corporate Secretary.  Mr. Gibbons was Senior Vice President, General Counsel and Secretary of Wolverine World Wide, Inc. from April 2014 to November 2017.  Prior to that, Mr. Gibbons served as Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary of Carter’s, Inc.
Brendan Reidy, 42, joined the company in January 2019 as Senior Vice President, Chief Human Resources Officer.  Prior to that, Mr. Reidy was Vice President, Human Resources - Organizational Effectiveness from April 2018 to December 2018 and Vice President, Human Resources - Research & Development & Corporate Functions of Biogen, Inc. from January 2015 to April 2018.  Prior to that, Mr. Reidy served in a number of leadership roles at Biogen, Inc. from May 2011 to January 2015. Mr. Reidy also spent time earlier in his career working for both Procter & Gamble and The Gillette Company in human resources positions from September 2002 to May 2011.

PART II
ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “GOLF” since October 28, 2016.
On February 21, 2020, the last reported sales price of our common stock on the NYSE was $29.83 per share and there were four record holders of our common stock.
Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Durables & Apparel Index for the period commencing October 28, 2016 (the first day our common stock began trading on the NYSE) through December 31, 2019. Index data was furnished by FactSet. The graph assumes that $100 was invested on October 28, 2016 in each of our common stock, the S&P 500 Index, and the S&P 500 Consumer Durables & Apparel Index and that all dividends were reinvested.

	28-Oct-16	31-Dec-16	31-Dec-17	31-Dec-18	31-Dec-19
Acushnet Holdings Corp.	$100.00	$109.81	$120.60	$123.14	$194.07
S&P 500	$100.00	$105.74	$128.83	$123.18	$161.96
S&P 500 Consumer Durables & Apparel	$100.00	$98.17	$116.41	$102.49	$137.74

Recent Sales of Unregistered Securities
None
Dividend Policy
We paid a total of $43.5 million, $39.1 million, and $35.7 million in dividends on our common stock during the years ended December 31, 2019, 2018 and 2017, respectively. We expect to pay future quarterly cash dividends on our common stock, subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Our dividend policy may be changed or terminated in the future at any time without advance notice. For a description of the restrictions on our ability to pay dividends under our credit agreement, see  “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements – Note 10 – Debt and Financing Arrangements.”

Issuer Purchases of Equity Securities
On June 7, 2018, our Board of Directors authorized us to repurchase up to an aggregate of $20.0 million of our issued and outstanding common stock from time to time. On February 14, 2019, our Board of Directors authorized us to repurchase up to an additional $30.0 million of our issued and outstanding common stock. On February 11, 2020, our Board of Directors authorized us to repurchase up to an additional $50.0 million of our issued and outstanding common stock bringing the total authorization up to $100.0 million.
The following table provides information relating to the Company’s purchase of common stock for the fourth quarter of 2019:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2)(3) (in thousands)
October 1, 2019 - October 31, 2019	34,126	$25.95	34,126	$38,706
November 1, 2019 - November 30, 2019	64,000	30.43	64,000	36,758
December 1, 2019 - December 31, 2019	609,483	26.43	609,483	20,648
Total	707,609	$26.77	707,609	$20,648
______________________________________________________________________________
(1)In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Co., to purchase from Magnus an equal amount of our common stock as we purchase on the open market at the same weighted average per share price. Per the agreement, the shares can be purchased from Magnus when we have purchased an aggregate $24.9 million of shares in the open market, or at an earlier determination date as agreed to by the parties. The Company and Magnus agreed upon a determination date of December 6, 2019 for shares to be repurchased from Magnus. The shares purchased during the three months ended December 31, 2019 include 535,983 shares purchased from Magnus at an average price of $25.70 per share for an aggregate of $13.8 million. Subsequent to the determination date, we repurchased additional shares on the open market.  As a result, we recorded a $1.8 million liability as of December 31, 2019 for an additional 56,000 shares of common stock to be repurchased from Magnus, which are not included in the above table. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
(2) Includes the $11.1 million related to the Magnus share repurchase agreement. See “Notes to Consolidated Financial Statements-Note 15-Common Stock,” Item 8 of Part II, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreement.
(3) Approximate dollar value of shares that may yet be purchased under the plans or programs does not include the February 11, 2020 Board of Directors authorization.

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
We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 presented below from our audited consolidated financial statements included elsewhere in this report. We have derived the consolidated statement of operations data for the years ended December 31, 2016 and 2015 and our consolidated balance sheet data as of December 31, 2017, 2016 and 2015 presented below from our audited consolidated financial statements which are not included in this report. Our historical audited results are not necessarily indicative of the results that should be expected in any future period.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$1,681,357	$1,633,721	$1,560,258	$1,572,275	$1,502,958
Income from operations	185,653	172,335	169,828	142,501	117,431
Net income	124,565	103,072	103,201	49,515	4,156
Less: Net income attributable to noncontrolling interests	(3,495)	(3,200)	(4,506)	(4,503)	(5,122)
Net income (loss) attributable to Acushnet Holdings Corp.	121,070	99,872	98,695	45,012	(966)
Dividends earned by preferred shareholders	—	—	—	(11,576)	(13,785)
Allocation of undistributed earnings to preferred shareholders	—	—	—	(10,247)	—
Net income (loss) attributable to common shareholders-basic	121,070	99,872	98,695	23,189	(14,751)
Net income (loss) attributable to common shareholders-diluted (1)	121,070	99,872	98,695	39,664	(14,751)
Per Share Data:
Net income (loss) per common share attributable to Acushnet Holdings Corp.-basic (2)	$1.61	$1.34	$1.33	$0.74	$(0.74)
Net income (loss) per common share attributable to Acushnet Holdings Corp.-diluted (3)	1.60	1.32	1.32	0.62	(0.74)
Weighted average number of common shares-basic (2)	75,418,204	74,766,176	74,399,836	31,247,643	19,939,293
Weighted average number of common shares-diluted (3)	75,759,605	75,472,342	74,590,999	64,323,742	19,939,293
Cash dividends declared per common share:	0.56	0.52	0.48	—	—
Balance Sheet Data:
Unrestricted cash (4)	$32,142	$29,006	$45,411	$76,058	$54,409
Current assets less current liabilities, excluding the current portion of our long term debt and EAR plan liability	401,200	404,759	407,012	372,684	345,114
Total assets	1,817,049	1,691,621	1,733,905	1,736,171	1,758,973
Common stock warrant liability	—	—	—	—	22,884
Long-term debt, net including current portion, and long-term finance lease obligations (5)	348,201	382,578	443,689	367,098	797,151
EAR plan liability, including current portion (6)	—	—	—	151,511	169,566
Total liabilities	865,416	764,637	879,932	967,348	1,434,431
Convertible Preferred Stock	—	—	—	—	131,036
Total equity attributable to Acushnet Holdings Corp.	918,440	894,872	821,309	735,865	160,251
Total shareholders' equity	950,826	926,984	853,973	768,823	193,506
__________________________________

(1)
Reflects the impact to net income (loss) attributable to common shareholders of dilutive securities. Diluted net income (loss) attributable to common shareholders for the year ended December 31, 2015 does not include the effects of (i) the conversion of our Series A 7.5% redeemable convertible preferred stock (the “Convertible Preferred Stock”) to common shares, which Convertible Preferred Stock automatically converted into an aggregate of 16,542,243 shares of our common stock prior to the closing of our initial public offering, (ii) the conversion of our 7.5% convertible notes due 2021 (the “Convertible Notes”) to common shares, which Convertible Notes automatically converted into an aggregate of 32,624,820 shares of our common stock prior to the closing of our initial public offering, (iii) the exercise by Fila of our common stock warrants into an aggregate of 3,105,279 shares of our common stock which occurred in July 2016 or (iv) the exercise of then outstanding stock options, as the inclusion of these instruments would have been anti‑dilutive for the year ended December 31, 2015.

(2)
Basic net income (loss) per common share attributable to Acushnet Holdings Corp. is computed by dividing (A) net income (loss) attributable to Acushnet Holdings Corp. after adjusting for (i) dividends earned by preferred shareholders and (ii) allocations of undistributed earnings to preferred shareholders, by (B) basic weighted average common shares outstanding during the period.

(3)
Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. is computed by dividing (A) net income (loss) attributable to Acushnet Holdings Corp. after adjusting for (i) dividends earned by preferred shareholders, (ii) allocations of undistributed earnings to preferred shareholders and (iii) the impact to net income (loss) of any potentially dilutive securities, by (B) the weighted-average number of dilutive shares outstanding during the period, which has been adjusted to include any potentially dilutive securities. Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. for the years ended December 31, 2019, 2018, 2017 and 2016 includes the potential dilutive securities associated with our restricted stock units (“RSUs”) and performance stock units (“PSUs”). Diluted net income (loss) per common share attributable to Acushnet Holdings Corp. for the year ended December 31, 2015 does not include the effects of (i) the conversion of the Convertible Preferred Stock to common shares, (ii) the conversion of the Convertible Notes to common shares, (iii) the exercise of our then outstanding common stock warrants or (iv) the exercise of then outstanding stock options, as the inclusion of these instruments would have been anti‑dilutive for the year ended December 31, 2015.

(4)
Includes cash of $7.7 million, $7.6 million, $12.1 million, $13.0 million, and $10.0 million as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively, related to our FootJoy golf shoe joint venture. See "Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies,” Item 8 of Part II, included elsewhere in this report, for further details on our FootJoy golf shoe joint venture.

(5)
Long‑term debt, net, including current portion, and long-term finance lease obligations consists of (i) long‑term debt and long-term finance lease obligations and (ii) the portion of any long‑term debt that is classified as a current liability on our balance sheet, in each case net of any unamortized discount and debt issuance costs on such outstanding amounts.

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
We were incorporated in Delaware on May 9, 2011 as Alexandria Holdings Corp., an entity owned by Fila Holdings Co., formerly known as Fila Korea Co., Ltd., (“Fila”), a leading sport and leisure apparel and footwear company which is a public company listed on the Korea Exchange, and a consortium of financial investors. We acquired Acushnet Company, our operating subsidiary, from Beam Suntory, Inc. (at the time known as Fortune Brands, Inc.) (“Beam”) on July 29, 2011. We completed an initial public offering of our common stock in November 2016.
Basis of Presentation
The accompanying results have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company, our wholly-owned subsidiaries and less than wholly-owned subsidiaries, including a variable interest entity (“VIE”) in which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
Demographic Factors
Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 and above, primarily “gen‑x” (age 40 to 54) and “baby boomers” (age 55 to 75), who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, another promising development in golf has been the generational shift with millennial golfers making their marks at both professional and amateur levels and, in 2019, accounting for 25% of golfers overall in the U.S.
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

Product Life Cycles
Titleist Golf Balls Segment
We launch new Titleist golf ball models on a two-year cycle, with new product launches of our premium performance models, Pro V1 and Pro V1x, generally occurring in the first quarter of odd-numbered years, and AVX, which we expect will launch in the first quarter of even-numbered years. New product launches of our performance models that include Tour Soft and Velocity, generally occurring in the first quarter of even-numbered years, and TruFeel generally occurring in the third quarter in odd-numbered years. For new golf ball models, sales occur at a higher rate in the year of the initial launch than in the second year. Given the Pro V1 franchise is our highest volume and our highest priced product in this product category, we typically have higher net sales in our Titleist golf ball segment in odd-numbered years.
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
Titleist Golf Gear and FootJoy Golf Wear Segments
Our Titleist golf gear and FootJoy golf wear businesses are not subject to the same degree of cyclical fluctuation as our golf ball and golf club businesses as new product offerings and styles are generally introduced each year and at different times during the year.
Foreign Currency
For the years ended December 31, 2019, 2018 and 2017, 47%, 49% and 49%, respectively, of our net sales were generated outside of the United States by our non‑U.S. subsidiaries. Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For the year ended December 31,

2019, approximately 85% of our cost of goods sold incurred by our non‑U.S. subsidiaries was denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries.
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
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. For the year ended December 31, 2019, 47% of our sales were denominated in foreign currencies. In addition, for the year ended December 31, 2019, approximately 32% of our total operating expenses were denominated in foreign currencies (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries). Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
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
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, income tax expense, depreciation and amortization, share-based compensation expense, restructuring charges, certain transaction fees, indemnification expense (income) from Beam, executive pension settlement, certain other non-cash (gains) losses, net and the net income relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items, or affected by similar non‑recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Year ended December 31,
(in thousands)	2019	2018	2017
Net sales	$1,681,357	$1,633,721	$1,560,258
Cost of goods sold	809,122	791,370	758,401
Gross profit	872,235	842,351	801,857
Operating expenses:
Selling, general and administrative	627,503	611,883	578,289
Research and development	51,601	51,489	47,241
Intangible amortization	7,478	6,644	6,499
Income from operations	185,653	172,335	169,828
Interest expense, net	19,613	18,402	15,709
Other expense, net	875	3,629	2,443
Income before income taxes	165,165	150,304	151,676
Income tax expense	40,600	47,232	48,475
Net income	124,565	103,072	103,201
Less: Net income attributable to noncontrolling interests	(3,495)	(3,200)	(4,506)
Net income attributable to Acushnet Holdings Corp.	$121,070	$99,872	$98,695
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$121,070	$99,872	$98,695
Interest expense, net	19,613	18,402	15,709
Income tax expense	40,600	47,232	48,475
Depreciation and amortization	43,002	40,496	40,871
Share-based compensation	10,975	18,563	15,285
Transaction fees	2,654	599	686
Executive pension settlement (a)	—	2,543	—
Other non-cash gains, net (b)	(1,283)	(81)	(859)
Net income attributable to noncontrolling interests	3,495	3,200	4,506
Adjusted EBITDA	$240,126	$230,826	$223,368
Adjusted EBITDA margin	14.3%	14.1%	14.3%
___________________________________

(a)	In the third quarter of 2018, our former CEO received lump-sum pension benefit payments in connection with his retirement, which resulted in a non-cash settlement expense of $2.5 million.

(b)
Includes non-cash indemnification expense (income) related to obligations owed to us by Beam and other non-cash (gains) losses, net that are included when calculating net income attributable to Acushnet Holdings Corp.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2019	2018	$ change	% change	$ change	% change
Titleist golf balls	$551.6	$524.0	$27.6	5.3%	$36.4	6.9%
Titleist golf clubs	434.4	445.3	(10.9)	(2.4)%	(5.6)	(1.3)%
Titleist golf gear	150.0	146.1	3.9	2.7%	7.2	4.9%
FootJoy golf wear	441.9	439.7	2.2	0.5%	11.0	2.5%
Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
(in millions)	2019	2018	$ change	% change
Titleist golf balls	$93.3	$79.0	$14.3	18.1%
Titleist golf clubs	38.8	45.2	(6.4)	(14.2)%
Titleist golf gear	17.3	15.4	1.9	12.3%
FootJoy golf wear	24.4	18.0	6.4	35.6%

Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2019	2018	$ change	% change	$ change	% change
United States	$884.8	$826.1	$58.7	7.1%	$58.7	7.1%
EMEA	230.5	219.8	10.7	4.9%	24.2	11.0%
Japan	182.7	199.1	(16.4)	(8.2)%	(18.6)	(9.3)%
Korea	223.4	221.1	2.3	1.0%	15.7	7.1%
Rest of world	160.0	167.6	(7.6)	(4.5)%	(2.1)	(1.3)%
Total net sales	$1,681.4	$1,633.7	$47.7	2.9%	$77.9	4.8%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")

Net Sales
Net sales increased by $47.7 million, or 2.9%, to $1,681.4 million for the year ended December 31, 2019 compared to $1,633.7 million for the year ended December 31, 2018. On a constant currency basis, net sales would have increased by $77.9 million, or 4.8%, to $1,711.6 million. The increase in net sales on a constant currency basis was due to an increase of $36.4 million in Titleist golf balls driven by our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2019 and sales from PG Golf which we acquired in the fourth quarter of 2018, an increase of $11.0 million in FootJoy golf wear primarily due to sales volume increases in apparel, an increase of $7.2 million in Titleist golf gear on sales increases across all product categories, partially offset by a decrease of $5.6 million in Titleist golf clubs. The remaining change in net sales was primarily due to the acquisition of KJUS during the third quarter of 2019. The results of KJUS have not been allocated to any of our reportable segments.
Net sales in the United States increased by $58.7 million, or 7.1%, to $884.8 million for the year ended December 31, 2019 compared to $826.1 million for the year ended December 31, 2018. The increase in net sales in the United States resulted from an increase of $24.8 million in net sales of Titleist golf balls primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2019 and sales from PG Golf which we acquired in the fourth quarter of 2018, an increase of $12.2 million in net sales of FootJoy golf wear, an increase of $7.8 million in Titleist golf clubs and an increase of $5.2 million in Titleist golf gear. The remaining change in net sales was primarily due to the acquisition of KJUS.
Our sales in regions outside of the United States decreased by $11.0 million, or 1.4%, to $796.6 million for the year ended December 31, 2019 compared to $807.6 million for the year ended December 31, 2018. On a constant currency basis, net sales in such regions would have increased by $19.2 million, or 2.4%, to $826.8 million. In EMEA, the increase in net sales was primarily due to the acquisition of KJUS and higher sales volumes of Titleist golf balls. In Korea, the increase in net sales was driven by increased sales across all product categories. In Japan, the decrease in net sales was primarily due to a decrease in sales of Titleist golf clubs and FootJoy golf wear.
Gross Profit
Gross profit increased by $29.8 million to $872.2 million for the year ended December 31, 2019 compared to $842.4 million for the year ended December 31, 2018. Gross margin increased to 51.9% for the year ended December 31, 2019 compared to 51.6% for the year ended December 31, 2018. The increase in gross profit resulted from a $13.3 million increase in gross profit in Titleist golf balls driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls and sales from PG Golf, a $6.9 million increase in FootJoy golf wear driven by a sales volume increase and higher average selling prices in apparel and a $2.8 million increase in gross profit in Titleist golf gear driven by higher sales volumes across all product categories, partially offset by a $5.2 million decrease in Titleist golf clubs primarily due to a sales volume decrease in drivers and fairways. The remaining change in gross profit was primarily due to the acquisition of KJUS.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $15.6 million to $627.5 million for the year ended December 31, 2019 compared to $611.9 million for the year ended December 31, 2018. This increase was primarily due to increases of $10.0 million in selling expenses across all segments, $2.1 million in acquisition related transaction fees, $1.1 million in advertising and promotion, and the impact of the acquisition of KJUS. This increase was partially offset by a decrease of $7.4 million in share-based compensation expense. Overall SG&A included a favorable impact of changes in foreign currency exchange rates across all expense categories and segments of $8.2 million.
Research and Development
R&D expenses increased by $0.1 million to $51.6 million for the year ended December 31, 2019 compared to $51.5 million for the year ended December 31, 2018. R&D expenses increased primarily as a result of the acquisition of KJUS, partially offset by a decrease in share-based compensation expense.
Intangible Amortization
Intangible amortization expense increased $0.9 million to $7.5 million for the year ended December 31, 2019, compared to $6.6 million for the year ended December 31, 2018, primarily due to an increase in amortizing intangible assets related to the acquisition of KJUS.

Interest Expense, net
Interest expense, net increased by $1.2 million to $19.6 million for the year ended December 31, 2019 compared to $18.4 million for the year ended December 31, 2018, primarily due to costs associated with amending our credit agreement during December 2019 as discussed further below.
Other Expense, net
Other expense, net decreased by $2.7 million to $0.9 million for the year ended December 31, 2019 compared to $3.6 million for the year ended December 31, 2018, primarily due to a $2.5 million non-cash settlement expense resulting from a lump sum benefit payment to our former CEO associated with his retirement during the year ended December 31, 2018.
Income Tax Expense
Income tax expense decreased by $6.6 million to $40.6 million for the year ended December 31, 2019 compared to $47.2 million for the year ended December 31, 2018. Our effective tax rate ("ETR") was 24.6% for the year ended December 31, 2019, compared to 31.4% for the year ended December 31, 2018. The decrease in ETR was primarily driven by the impact of changes in our geographic mix of earnings and the reduction of tax expense associated with the U.S. tax of foreign earnings as well as the finalization of our accounting related to the 2017 Tax Act during the year ended December 31, 2018.
Net Income Attributable to Acushnet Holdings Corp.
Net income attributable to Acushnet Holdings Corp. increased by $21.2 million to $121.1 million for the year ended December 31, 2019 compared to $99.9 million for the year ended December 31, 2018, primarily as a result of an increase in income from operations and a decrease in income tax expense, as discussed above.
Adjusted EBITDA
Adjusted EBITDA increased by $9.3 million to $240.1 million for the year ended December 31, 2019 compared to $230.8 million for the year ended December 31, 2018. Adjusted EBITDA margin increased to 14.3% for the year ended December 31, 2019 compared to 14.1% for the year ended December 31, 2018.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased by $27.6 million, or 5.3%, to $551.6 million for the year ended December 31, 2019 compared to $524.0 million for the year ended December 31, 2018. On a constant currency basis, net sales in our Titleist golf balls segment would have increased by $36.4 million, or 6.9%, to $560.4 million. This increase was primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2019 and sales from PG Golf which we acquired in the fourth quarter of 2018, partially offset by a sales volume decline in our performance golf balls which were in their second model year.
Titleist golf balls segment operating income increased by $14.3 million, or 18.1%, to $93.3 million for the year ended December 31, 2019 compared to $79.0 million for the year ended December 31, 2018. This increase was primarily due to an increase in gross profit of $13.3 million and lower operating expenses. The increase in gross profit was primarily driven by the sales volume increase discussed above. Operating expenses decreased primarily due to a $2.8 million decrease in share-based compensation expense, partially offset by a $2.8 million increase in selling expense primarily due to PG Golf.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment decreased by $10.9 million, or 2.4%, to $434.4 million for the year ended December 31, 2019 compared to $445.3 million for the year ended December 31, 2018. On a constant currency basis, net sales in our Titleist golf clubs segment would have decreased by $5.6 million, or 1.3%, to $439.7 million. The decrease in net sales resulted from lower sales volumes of our wedges, TS fairways and TS drivers which were in their second model year and was partially offset by an increase in sales volumes of our T-Series irons, U-Series utility irons, TS hybrids and putters launched during 2019.
Titleist golf clubs segment operating income decreased by $6.4 million, or 14.2%, to $38.8 million for the year ended December 31, 2019 compared to $45.2 million for the year ended December 31, 2018. The decrease in operating income primarily resulted from lower gross profit of $5.2 million primarily as a result of decreased sales volumes discussed above and an increase of $2.2 million in advertising and promotion expenses primarily related to new product launches, partially offset by a $1.9 million decrease in share-based compensation expense.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased by $3.9 million, or 2.7%, to $150.0 million for the year ended December 31, 2019 compared to $146.1 million for the year ended December 31, 2018. On a constant currency basis, net sales in our Titleist golf gear segment would have increased by $7.2 million, or 4.9%, to $153.3 million. This increase was primarily driven by higher sales volumes in our golf bags, travel gear and golf gloves categories.
Titleist golf gear segment operating income increased by $1.9 million, or 12.3%, to $17.3 million for the year ended December 31, 2019 compared to $15.4 million for the year ended December 31, 2018. The increase in operating income was primarily driven by higher gross profit as a result of the sales volume increase discussed above.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased by $2.2 million, or 0.5%, to $441.9 million for the year ended December 31, 2019 compared to $439.7 million for the year ended December 31, 2018. On a constant currency basis, net sales in our FootJoy golf wear segment would have increased by $11.0 million, or 2.5%, to $450.7 million. This increase was primarily driven by a sales volume increase and higher average selling prices in apparel, partially offset by lower average selling prices in the footwear category.
FootJoy golf wear segment operating income increased by $6.4 million, or 35.6%, to $24.4 million for the year ended December 31, 2019 compared to $18.0 million for the year ended December 31, 2018. The increase was primarily due to higher gross profit of $6.9 million partially offset by higher operating expenses. The increase in gross profit was primarily driven by higher apparel sales and average selling prices as discussed above, partially offset by lower average selling prices in footwear. Operating expenses increased as a result of a $5.7 million increase in selling expense which was partially offset by a decrease of $2.3 million in share-based compensation expense.
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2018	2017	$ change	% change	$ change	% change
Titleist golf balls	$524.0	$512.0	$12.0	2.3%	$6.1	1.2%
Titleist golf clubs	445.3	398.0	47.3	11.9%	41.8	10.5%
Titleist golf gear	146.1	142.9	3.2	2.2%	0.4	0.3%
FootJoy golf wear	439.7	437.5	2.2	0.5%	(6.2)	(1.4)%
Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
(in millions)	2018	2017	$ change	% change
Titleist golf balls	$79.0	$78.4	$0.6	0.7%
Titleist golf clubs	45.2	32.1	13.1	40.7%
Titleist golf gear	15.4	16.8	(1.4)	(8.2)%
FootJoy golf wear	18.0	27.0	(9.0)	(33.5)%

Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2018	2017	$ change	% change	$ change	% change
United States	$826.1	$789.9	$36.2	4.6%	$36.2	4.6%
EMEA	219.8	205.2	14.6	7.1%	2.6	1.3%
Japan	199.1	201.3	(2.2)	(1.1)%	(5.7)	(2.8)%
Korea	221.1	200.4	20.7	10.4%	13.7	6.8%
Rest of world	167.6	163.5	4.1	2.5%	2.0	1.2%
Total net sales	$1,633.7	$1,560.3	$73.4	4.7%	$48.8	3.1%
Net Sales
Net sales increased by $73.4 million, or 4.7%, to $1,633.7 million for the year ended December 31, 2018 compared to $1,560.3 million for the year ended December 31, 2017. On a constant currency basis, net sales would have increased by $48.8 million, or 3.1%, to $1,609.1 million. The increase in net sales on a constant currency basis was driven by an increase of $41.8 million in net sales of Titleist golf clubs due to higher sales volumes of drivers and fairways resulting from our newly introduced TS models, which were launched in the third quarter of 2018 and wedges which were launched in the first quarter of 2018.
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
Income Tax Expense
Income tax expense decreased by $1.3 million to $47.2 million for the year ended December 31, 2018 compared to $48.5 million for the year ended December 31, 2017. Our ETR was 31.4% for the year ended December 31, 2018, compared to 32.0% for the year ended December 31, 2017. The decrease in ETR was primarily driven by the partial release of our valuation allowance on deferred tax assets, offset by the net impact of changes resulting from the 2017 Tax Act, including incremental guidance issued in 2018, and changes to our geographic mix of earnings.
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
Our liquidity is impacted by our level of working capital, which is cyclical as a result of the general seasonality of our business. Our accounts receivable balance is generally at its highest starting at the end of the first quarter and continuing through the second quarter, and declines during the third and fourth quarters as a result of both an increase in cash collections and lower sales. Our inventory balance also fluctuates as a result of the seasonality of our business. Generally, our buildup of inventory starts during the fourth quarter and continues through the first quarter and into the beginning of the second quarter in order to meet demand for our initial sell‑in during the first quarter and reorders in the second quarter. Both accounts receivable and inventory balances are impacted by the timing of new product launches.
As of December 31, 2019, we had $32.1 million of unrestricted cash (including $7.7 million attributable to our FootJoy golf shoe joint venture). As of December 31, 2019, 93.2% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
On December 23, 2019, we entered into an amended and restated credit agreement (the “restated credit agreement”) for our senior secured credit facilities. This restated credit agreement amended various terms of our credit agreement, originally dated as of April 27, 2016. The restated credit agreement, together with related security, guarantee and other agreements, is referred to as the “restated credit facility.” As of December 31, 2019, we had $338.5 million of availability under our restated revolving credit facility after giving effect to $11.2 million of outstanding letters of credit. Additionally, we had $60.1 million available under our local credit facilities. See “Notes to Consolidated Financial Statements-Note 10-Debt and Financing

Arrangements,” Item 8 of Part II included elsewhere in this report, for a description of our credit facilities including the terms of our restated credit agreement.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2019, we were in compliance with all covenants under the credit agreement. See "Notes to Consolidated Financial Statements- Note 10- Debt and Financing Arrangements," Item 8 of Part II included elsewhere in this report, for a description of our covenants.
We made $33.0 million of capital expenditures during the year ended December 31, 2019. Capital expenditures in 2020 are expected to be approximately $38.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. Capital expenditures for 2019 and 2020 primarily relate to investments to support the manufacturing and distribution of products, our go to market activities and continued investments in information technology to support our global strategic initiatives.
As of December 31, 2019, our Board of Directors had authorized us to repurchase up to an aggregate $50.0 million of our issued and outstanding common stock from time to time. On February 11, 2020, our Board of Directors authorized us to repurchase up to an additional $50.0 million of our issued and outstanding common stock, bringing the total authorization up to $100.0 million. Share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion within the constraints of our credit agreement and general working capital needs. This program will remain in effect until completed or until terminated by the Board of Directors. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila, to purchase from Magnus an equal amount of our common stock as we purchase on the open market at the same weighted average per share price. The Company and Magnus agreed upon a determination date of December 6, 2019 for shares to be repurchased from Magnus. During the year ended December 31, 2019, we repurchased 1,127,966 shares of common stock at an average price of $26.02 for an aggregate of $29.4 million. The shares purchased during the year ended December 31, 2019 include 535,983 shares purchased from Magnus at an average price of $25.70 per share for an aggregate of $13.8 million. Subsequent to the determination date, we repurchased additional shares on the open market. As a result, we recorded a $1.8 million liability for an additional 56,000 shares of common stock to be repurchased from Magnus as of December 31, 2019. Excluding the impact of the share repurchase liability, as of December 31, 2019, we had $20.6 million remaining under the current share repurchase program, including the $11.1 million related to the Magnus share repurchase agreement. See “Notes to Consolidated Financial Statements-Note 15-Common Stock,” Item 8 of Part II, included elsewhere in this report, for disclosures related to the Magnus share repurchase liability.
We believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities will be sufficient to meet our liquidity requirements for at least the next 12 months, subject to customary borrowing conditions. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, demand for our products, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described under “Risk Factors,” Item 1A of Part I, included elsewhere in this report.
Cash Flows
The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2019	2018	2017
Cash flows provided by (used in):
Operating activities	$134,283	$163,733	$(27,037)
Investing activities	(61,060)	(49,703)	(18,845)
Financing activities	(70,328)	(128,883)	9,255
Effect of foreign exchange rate changes on cash and restricted cash	275	(1,855)	5,209
Net increase (decrease) in cash and restricted cash	$3,170	$(16,708)	$(31,418)

Cash Flows From Operating Activities
Net cash provided by operating activities was $134.3 million for the year ended December 31, 2019, compared to net cash provided by operating activities of $163.7 million for the year ended December 31, 2018, a decrease in cash provided by operating activities of $29.4 million. The decrease in cash provided by operating activities was primarily due to an increase in working capital during the year ended December 31, 2019. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Net cash provided by operating activities was $163.7 million for the year ended December 31, 2018, compared to net cash used in operating activities of $27.0 million for the year ended December 31, 2017, an increase in cash provided by operating activities of $190.7 million. The increase in cash provided by operating activities was primarily due to the payment of the outstanding balance of the equity appreciation rights plan of $151.5 million during the year ended December 31, 2017 which reduced net cash provided by operating activities in that period.
Cash Flows From Investing Activities
Net cash used in investing activities was $61.1 million for the year ended December 31, 2019, compared to $49.7 million for the year ended December 31, 2018, an increase of $11.4 million, primarily related to an increase in cash used for business acquisitions.
Net cash used in investing activities was $49.7 million for the year ended December 31, 2018, compared to $18.8 million for the year ended December 31, 2017, an increase of $30.9 million, primarily related to cash used for business acquisitions during the year ended December 31, 2018 and an increase in capital expenditures.
Cash Flows From Financing Activities
Net cash used in financing activities was $70.3 million for the year ended December 31, 2019, compared to $128.9 million for the year ended December 31, 2018, a decrease in cash used in financing activities of $58.6 million. This decrease was primarily due to an increase in net proceeds from borrowings, partially offset by an increase in payments related to purchases of common stock and employee restricted stock tax withholdings during the year ended December 31, 2019.
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

Contractual Obligations
The following table summarizes our outstanding contractual obligations as of December 31, 2019:

		Payments Due by Period
		Less than	1-3	4-5	After
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (1)	$350,000	$17,500	$35,000	$297,500	$—
Interest payments related to debt obligations (2)	50,708	11,301	20,854	18,553	—
Pension and other postretirement benefit obligations	279,814	24,115	47,914	56,701	151,084
Purchase obligations (3)	144,383	128,242	13,442	1,096	1,603
Lease obligations (4)	51,082	14,232	17,173	7,257	12,420
Total	$875,987	$195,390	$134,383	$381,107	$165,107
___________________________________

(1)	Long‑term debt obligations consisted of the outstanding principal of our term loan facility.

(2)
Interest payments related to debt obligations assumes that all debt outstanding as of December 31, 2019 remains outstanding until maturity and is calculated based on interest rates in effect as of December 31, 2019. Unused commitment fees related to our revolving credit facility have also been included in this calculation.

(3)
During the normal course of our business, we enter into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The amounts reported in the table above exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2019.

(4)
We lease certain warehouses, distribution and office facilities, vehicles and equipment under finance and operating leases. Lease obligations represent the future undiscounted cash flows on these leases. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to three years. The future lease obligations would change if we were to exercise these options or if we were to enter into additional leases. See “Notes to Consolidated Financial Statements-Note 4-Leases,” Item 8 of Part II, included elsewhere in this report, for disclosures related to these lease obligations.

Off‑Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
A summary of significant accounting policies is included in Note 2, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements in Item 8 of Part II, which is incorporated herein by reference. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We believe the following judgments and estimates are critical in the preparation of our consolidated financial statements.
Goodwill
We evaluate goodwill for impairment annually and whenever events or circumstances indicate that the carrying amount of this asset may not be recoverable. We test goodwill for impairment by comparing the fair value of the reporting unit to its carrying value. The fair value of our reporting units is determined using the income approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates, taking into consideration industry and market conditions. The discount rate is the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows. This analysis contains uncertainties related to estimating revenue growth as it requires us to make assumptions and apply judgments to estimate industry economic factors and the profitability of future business strategies. If actual results are not consistent with our estimates and assumptions, we may be exposed to future impairment losses that could be material.
If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we would record an impairment loss equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit.

We perform our annual impairment test of goodwill during the fourth quarter of our fiscal year. There were no impairment charges recorded for the years ended December 31, 2019, 2018 and 2017.

Pension and Other Postretirement Benefit Plans
We provide various post-employment plans including defined benefit plans (or "pension plans") and postretirement benefit plans which provide benefits to certain eligible U.S. and foreign employees. Projected benefit obligations are measured using various actuarial assumptions, such as discount rate, rate of compensation increase, mortality rate, turnover rate and health care cost trend rates, as determined at each year end measurement date. The measurement of net periodic benefit cost is based on various actuarial assumptions, including discount rate, expected return on plan assets and rate of compensation increase, which are determined as of the prior year measurement date. Our actuarial assumptions are reviewed on an annual basis and modified when appropriate.
Our projected benefit obligations related to our pension and other postretirement benefit plans are valued using a weighted‑average discount rate of 3.24% and 3.12%, respectively, for the year ended December 31, 2019. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations of our pension and other postretirement benefit plan by approximately $33.5 million and $1.8 million, respectively, for the year ended December 31, 2019.
Our net periodic benefit cost related to our pension and other postretirement benefit plans is calculated using a weighted average discount rate of 4.25% and 4.27%, respectively, for the year ended December 31, 2019. Decreasing the discount rate by 100 basis points would increase net periodic pension and other postretirement benefit cost by approximately $2.5 million and $0.3 million, respectively, for the year ended December 31, 2019. Additionally, our net periodic benefit cost related to our pension plans is calculated using an expected return on plan assets of 5.84% for the year ended December 31, 2019. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $1.4 million for the year ended December 31, 2019.

Income Taxes
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including historical experience and short-range and long-range business forecasts. As of December 31, 2019, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax assets will not be recognized. As of December 31, 2019 and 2018, the cumulative valuation allowance against deferred tax assets was $18.4 million and $15.5 million, respectively.
We are subject to income taxes in the U.S. and foreign jurisdictions. We account for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax matters. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of tax audits or refinement of an estimate. To the extent the outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes and the effective tax rate in the period in which the determination is made.

The 2017 Tax Act was signed into law on December 22, 2017 and significantly changed how corporations are taxed. The U.S. Tax Act requires complex computations to be performed that were not previously required U.S. tax law, significant judgments to be made in interpretation of the provisions of the U.S. Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the U.S. Tax Act will be applied or otherwise administered. As future guidance is issued, we may adjust amounts that we have previously recorded that may materially impact our provision for income taxes in the period in which the adjustments are made.
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
Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in “Notes to Consolidated Financial Statements – Note 10 - Debt and Financing Arrangements,” Item 8 of Part II, included elsewhere in this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index such as LIBOR. The LIBOR rate, on which the Eurodollar Rate is based, is expected to be discontinued by the end of 2021. The restated credit agreement permits us to agree with the administrative agent for the restated credit facility on a replacement benchmark rate subject to certain conditions (including that a majority of the lenders do not object to such replacement rate within a specified period of time following notice thereof from the administrative agent). Increases in interest rates may reduce our net income by increasing the cost of our debt.
During 2018, we entered into interest rate swap contracts to reduce the impact of variability in interest rates. Under the contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our variable rate debt to fixed rate debt. As of December 31, 2019 and 2018, the notional value of our outstanding interest rate swap contracts was $160.0 million and $185.0 million, respectively. See "Notes to Consolidated Financial Statement – Note 11 - Derivative Financial Instruments," Item 8 of Part II, included elsewhere in this report, for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in variable interest rates on our annual pre-tax interest expense. As of December 31, 2019, we had $244.1 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs) after giving effect to $160.0 million of hedged variable rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2019 would have resulted in an increase of $2.4 million in our annual pre-tax interest expense.
As of December 31, 2018, we had $200.8 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs) after giving effect to $185.0 million of hedged variable rate indebtedness. The same sensitivity analysis of movement in variable interest rates as of December 31, 2018, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2018 would have resulted in an increase of $2.0 million in our annual pre‑tax interest expense.
Foreign Exchange Risk
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
The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2019 was $287.9 million, representing a net settlement asset of $3.0 million. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2018 was $312.8 million, representing a net settlement asset of $6.4 million. Gains and losses on the foreign exchange forward contracts that we account for as hedges offset losses and gains on these foreign currency purchases and reduce the earnings and shareholders’ equity volatility relating to foreign exchange.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding at December 31, 2019, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $3.0 million would decrease by $22.8 million resulting in a net settlement liability of $19.8 million. The same sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding at December 31, 2018, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $6.4 million would decrease by $24.3 million resulting in a net settlement liability of $17.9 million.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act, as amended, (the “ Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”.
Based on our assessment, our management determined that, as of December 31, 2019, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Acushnet Holdings Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on February 28, 2019 (No. 001-37935)).

3.3	Amended and Restated Bylaws of Acushnet Holdings Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 2, 2016 (no. 001-37935)).
4.1	Description of Securities (filed herewith).
10.1†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (filed herewith).
10.2†	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (filed herewith).
10.3†
Acushnet Executive Severance Plan (as amended and restated effective January 1, 2019) (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed on February 28, 2019 (No. 001-37935)).

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

10.7
Amended and Restated Credit Agreement, dated as of December 23, 2019, among Acushnet Holdings Corp, Acushnet Company, Acushnet Canada Inc., Acushnet Europe Ltd., Wells Fargo Bank, National Association, the lenders party thereto and the other agents named therein. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 30, 2019 (No. 001- 37935)).

10.8
Joint Venture Agreement between Acushnet Cayman Limited and Myre Overseas Corporation, dated as of June 1, 1995 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.9
Registration Rights Agreement, dated October 26, 2016, among the Company and the Holders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on November 1, 2016 (No. 001‑37935)).

10.10†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 28, 2019 (No. 001-37935)).

10.11†	Acushnet Holdings Corp. Independent Directors Deferral Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).
10.12†	Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 27, 2016 (No. 001-37935)).
10.13†
Employment Agreement between Acushnet Holdings Corp. and David E. Maher, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on March 7, 2018 (No. 001-37935 ).

10.14†	Acushnet Holdings Corp. Employee Deferral Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2018 (No. 001-37935)).
10.15
Stock Repurchase Agreement, dated May 10, 2019 between Acushnet Holdings Corp. and Magnus Holdings Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2019 (No. 001-37935)).

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
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

ACUSHNET HOLDINGS CORP.

	By:	/s/ David Maher
		Name:	David Maher
Date: February 27, 2020		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Maher	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2020
David Maher

/s/ Thomas Pacheco	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2020
Thomas Pacheco

*	Chairman	February 27, 2020
Yoon Soo Yoon

*	Director	February 27, 2020
Jennifer Estabrook

*	Director	February 27, 2020
Gregory Hewett

*	Director	February 27, 2020
Sean Sullivan

*	Director	February 27, 2020
Steven Tishman

*	Director	February 27, 2020
Walter Uihlein

*	Director	February 27, 2020
Keun Chang Yoon

*By:	/s/ Brendan Gibbons
	Name:	Brendan Gibbons
	Title:	Attorney In Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Acushnet Holdings Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Acushnet Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment for the Titleist Golf Clubs Reporting Unit

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $214.1 million as of December 31, 2019, and the goodwill balance associated with the Titleist Golf Clubs reporting unit was $57.1 million. Goodwill is evaluated for impairment at least annually, or more frequently if an event occurs or circumstances change that would indicate that the fair value of the reporting unit is less than its carrying amount. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company records goodwill impairment in the amount of the excess of a reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The fair value of the reporting units is determined by management using the income approach. As disclosed by management, the income approach uses a discounted cash flow analysis which includes estimates and assumptions made by management, the most significant being the estimate of revenue growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Titleist Golf Clubs reporting unit is a critical audit matter are there was significant judgment by management when determining the fair value measurement of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Titleist Golf Clubs reporting unit. These procedures also included, among others, testing management’s process for determining the fair value estimate; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the reasonableness of significant assumptions used by management related to revenue growth rates. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 27, 2020
We have served as the Company’s, or its predecessors’, auditor since at least 1976, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or its predecessors.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2019	December 31, 2018
Assets
Current assets
Cash and restricted cash ($8,514 and $8,436 attributable to the variable interest entity ("VIE"))	$34,184	$31,014
Accounts receivable, net	215,428	186,114
Inventories ($11,958 and $9,658 attributable to the VIE)	398,368	361,207
Other assets	94,838	85,666
Total current assets	742,818	664,001
Property, plant and equipment, net ($11,374 and $11,615 attributable to the VIE)	231,575	228,388
Goodwill ($32,312 and $32,312 attributable to the VIE)	214,056	209,671
Intangible assets, net	480,794	478,257
Deferred income taxes	70,541	78,028
Other assets ($2,517 and $2,593 attributable to the VIE)	77,265	33,276
Total assets	$1,817,049	$1,691,621
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$54,123	$920
Current portion of long-term debt	17,500	35,625
Accounts payable ($8,360 and $6,882 attributable to the VIE)	102,335	86,045
Accrued taxes	36,032	38,268
Accrued compensation and benefits ($3,542 and $1,634 attributable to the VIE)	72,465	77,181
Accrued expenses and other liabilities ($4,468 and $3,462 attributable to the VIE)	76,663	56,828
Total current liabilities	359,118	294,867
Long-term debt	330,701	346,953
Deferred income taxes	4,837	4,635
Accrued pension and other postretirement benefits	118,852	102,077
Other noncurrent liabilities ($5,202 and $4,831 attributable to the VIE)	51,908	16,105
Total liabilities	865,416	764,637
Commitments and contingencies (Note 22)
Redeemable noncontrolling interest	807	—
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,619,587 and 74,760,062 shares issued	76	75
Additional paid-in capital	910,507	910,890
Accumulated other comprehensive loss, net of tax	(112,028)	(89,039)
Retained earnings	151,039	72,946
Treasury stock, at cost; 1,183,966 shares (including 56,000 of accrued share repurchase) and no shares (Note 15)	(31,154)	—
Total equity attributable to Acushnet Holdings Corp.	918,440	894,872
Noncontrolling interests	32,386	32,112
Total shareholders' equity	950,826	926,984
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,817,049	$1,691,621

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share amounts)	2019	2018	2017
Net sales	$1,681,357	$1,633,721	$1,560,258
Cost of goods sold	809,122	791,370	758,401
Gross profit	872,235	842,351	801,857
Operating expenses:
Selling, general and administrative	627,503	611,883	578,289
Research and development	51,601	51,489	47,241
Intangible amortization	7,478	6,644	6,499
Income from operations	185,653	172,335	169,828
Interest expense, net (Note 18)	19,613	18,402	15,709
Other expense, net	875	3,629	2,443
Income before income taxes	165,165	150,304	151,676
Income tax expense	40,600	47,232	48,475
Net income	124,565	103,072	103,201
Less: Net income attributable to noncontrolling interests	(3,495)	(3,200)	(4,506)
Net income attributable to Acushnet Holdings Corp.	$121,070	$99,872	$98,695

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.61	$1.34	$1.33
Diluted	1.60	1.32	1.32
Weighted average number of common shares:
Basic	75,418,204	74,766,176	74,399,836
Diluted	75,759,605	75,472,342	74,590,999

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2019	2018	2017
Net income	$124,565	$103,072	$103,201
Other comprehensive income (loss):
Foreign currency translation adjustments	666	(11,971)	26,964
Cash flow derivative instruments
Unrealized holding gains (losses) arising during period	3,305	6,222	(15,558)
Reclassification adjustments included in net income	(7,476)	1,886	(1,329)
Tax benefit (expense)	909	(1,668)	4,072
Cash flow derivative instruments, net	(3,262)	6,440	(12,815)
Available-for-sale securities
Unrealized holding gains arising during period	—	—	150
Tax benefit	—	—	35
Available-for-sale securities, net	—	—	185
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	(26,537)	5,690	(6,889)
Tax benefit (expense)	6,144	(1,375)	1,698
Pension and other postretirement benefits adjustments, net	(20,393)	4,315	(5,191)
Total other comprehensive (loss) income	(22,989)	(1,216)	9,143
Comprehensive income	101,576	101,856	112,344
Less: Comprehensive income attributable to noncontrolling interests	(3,577)	(3,114)	(4,524)
Comprehensive income attributable to Acushnet Holdings Corp.	$97,999	$98,742	$107,820

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$124,565	$103,072	$103,201
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	43,002	40,496	40,871
Unrealized foreign exchange loss (gain)	215	3,960	(4,028)
Amortization of debt issuance costs	1,884	1,409	1,321
Share-based compensation	10,975	18,563	15,285
Loss on disposals of property, plant and equipment	13	128	912
Deferred income taxes	8,474	15,541	21,272
Changes in operating assets and liabilities
Accounts receivable	(27,092)	571	(2,592)
Inventories	(25,168)	805	(28,372)
Accounts payable	10,851	(5,789)	974
Accrued taxes	2,655	4,311	(10,283)
Other assets and liabilities	(16,091)	(19,334)	(165,598)
Cash flows provided by (used in) operating activities	134,283	163,733	(27,037)
Cash flows from investing activities
Additions to property, plant and equipment	(32,956)	(32,801)	(18,845)
Business acquisitions, net of cash acquired	(28,104)	(16,902)	—
Cash flows used in investing activities	(61,060)	(49,703)	(18,845)
Cash flows from financing activities
Proceeds (repayments) of short-term borrowings, net	54,115	(17,742)	(25,548)
Proceeds from term loan facility	350,000	—	—
Proceeds from delayed draw term loan A facility	—	—	100,000
Repayments of term loan A facility	(330,469)	(21,094)	(18,750)
Repayments of delayed draw term loan A facility	(54,375)	(40,625)	(5,000)
Purchases of common stock	(29,352)	—	—
Debt issuance costs	(2,373)	(381)	—
Dividends paid on common stock	(43,490)	(39,057)	(35,744)
Dividends paid to noncontrolling interests	(3,354)	(7,350)	(4,800)
Payment of employee restricted stock tax withholdings	(11,030)	(2,634)	(903)
Cash flows (used in) provided by financing activities	(70,328)	(128,883)	9,255
Effect of foreign exchange rate changes on cash and restricted cash	275	(1,855)	5,209
Net increase (decrease) in cash and restricted cash	3,170	(16,708)	(31,418)
Cash and restricted cash, beginning of year	31,014	47,722	79,140
Cash and restricted cash, end of year	$34,184	$31,014	$47,722
Supplemental information
Cash paid for interest to third parties	$18,218	$18,344	$15,488
Cash paid for income taxes	31,269	27,389	35,949
Non-cash additions to property, plant and equipment	2,820	2,568	2,876
Dividend equivalents rights ("DERs") declared not paid	775	882	801
Share repurchase liability (Note 15)	1,802	—	—
Non-cash loan to noncontrolling interest (Note 21)	4,392	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2016	74,094	$74	$880,576	$(90,834)	$(53,951)	$—	$735,865	$32,958	$768,823
Net income	—	—	—	—	98,695	—	98,695	4,506	103,201
Other comprehensive income	—	—	—	9,143	—	—	9,143	—	9,143
Share-based compensation	—	—	15,054	—	—	—	15,054	—	15,054
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 16)	385	—	(903)	—	—	—	(903)	—	(903)
Dividends and dividend equivalents declared	—	—	—	—	(36,545)	—	(36,545)	—	(36,545)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(4,800)	(4,800)
Balances as of December 31, 2017	74,479	74	894,727	(81,691)	8,199	—	821,309	32,664	853,973
Adoption of new accounting standards (Notes 2, 3 & 14)	—	—	—	(6,132)	4,631	—	(1,501)	—	(1,501)
Acquisitions (Note 21)	—	—	—	—	—	—	—	3,598	3,598
Net income	—	—	—	—	99,872	—	99,872	3,200	103,072
Other comprehensive loss	—	—	—	(1,216)	—	—	(1,216)	—	(1,216)
Share-based compensation	—	—	18,794	—	—	—	18,794	—	18,794
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 16)	281	1	(2,631)	—	—	—	(2,630)	—	(2,630)
Dividends and dividend equivalents declared	—	—	—	—	(39,756)	—	(39,756)	—	(39,756)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(7,350)	(7,350)
Balances as of December 31, 2018	74,760	75	910,890	(89,039)	72,946	—	894,872	32,112	926,984
Net income	—	—	—	—	121,070	—	121,070	3,628	124,698
Other comprehensive loss	—	—	—	(22,989)	—	—	(22,989)	—	(22,989)
Share-based compensation	—	—	10,647	—	—	—	10,647	—	10,647
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 16)	860	1	(11,030)	—	—	—	(11,029)	—	(11,029)
Purchases of common stock (Note 15)	—	—	—	—	—	(29,352)	(29,352)	—	(29,352)
Share repurchase liability (Note 15)	—	—	—	—	—	(1,802)	(1,802)	—	(1,802)
Dividends and dividend equivalents declared	—	—	—	—	(42,977)	—	(42,977)	—	(42,977)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(3,354)	(3,354)
Balances at December 31, 2019	75,620	$76	$910,507	$(112,028)	$151,039	$(31,154)	$918,440	$32,386	$950,826
The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Acushnet Holdings Corp. (the “Company”), headquartered in Fairhaven, Massachusetts, is the global leader in the design, development, manufacture and distribution of performance-driven golf products. The Company has established positions across all major golf equipment and golf wear categories under its globally recognized brands of Titleist, FootJoy, Scotty Cameron and Vokey Design. Acushnet products are sold primarily to on-course golf pro shops and selected off-course golf specialty stores, sporting goods stores and other qualified retailers. The Company sells products primarily in the United States, Europe (primarily the United Kingdom, Germany, France, Sweden and Switzerland), Asia (primarily Japan, Korea, China and Singapore), Canada and Australia. Acushnet manufactures and sources its products principally in the United States, China, Thailand, the United Kingdom and Japan.
Acushnet Holdings Corp. was incorporated in Delaware on May 9, 2011 as Alexandria Holdings Corp., an entity owned by Fila Holdings Co., formerly known as Fila Korea Co., Ltd., (“Fila”), a leading sport and leisure apparel and footwear company which is a public company listed on the Korea Exchange, and a consortium of investors (the “Financial Investors”). Acushnet Holdings Corp. acquired Acushnet Company, its operating subsidiary, from Beam Suntory, Inc. (at the time known as Fortune Brands, Inc.) (“Beam”) on July 29, 2011. On November 2, 2016, the Company completed an initial public offering at a public offering price of $17.00 per share. Following the pricing of the initial public offering, Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila, purchased from the Financial Investors shares of the Company’s common stock, resulting in Magnus holding a controlling ownership interest in the Company’s outstanding common stock.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and less than wholly-owned subsidiaries, including a variable interest entity (“VIE”) in which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of December 31, 2019 and 2018. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

Noncontrolling Interests and Redeemable Noncontrolling Interest
The ownership interests held by owners other than the Company in less than wholly-owned subsidiaries are classified as noncontrolling interests. Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The financial results and position of the noncontrolling interests are included in their entirety in the Company’s consolidated statements of operations and consolidated balance sheets. The value attributable to the noncontrolling interests is presented on the consolidated balance sheets, separately from the equity attributable to the Company. The value attributable to the redeemable noncontrolling interest is presented in the consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are presented separately on the consolidated statements of operations and consolidated statements of comprehensive income, respectively.
Cash and Restricted Cash
Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. As of December 31, 2019 and 2018, book overdrafts in the amount of $2.4 million and $2.2 million, respectively, were recorded in accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of December 31, 2019 and 2018, the amount of restricted cash included in cash and restricted cash on the consolidated balance sheets was $2.0 million.
Concentration of Credit Risk and of Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk are cash and accounts receivable. Substantially all of the Company's cash deposits are maintained at large, creditworthy financial institutions. The Company's deposits, at times, may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. As of December 31, 2019 and 2018, the Company had $30.0 million and $28.6 million, respectively, in banks located outside the United States. The risk with respect to the Company's accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business.
Inventories
Inventories are valued at the lower of cost and net realizable value. Approximate cost is determined on the first-in, first-out basis. The inventory balance, which includes material, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or slow moving inventory. The Company's allowance for obsolete or slow moving inventory contains estimates regarding uncertainties. Such estimates are updated each reporting period and require the Company to make assumptions and to apply judgment regarding a number of factors, including market conditions, selling environment, historical results and current inventory trends. See Note 6 for additional information.
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
Certain costs incurred in connection with the development of the Company's internal-use software are capitalized. Internal-use software development costs are primarily related to the Company's enterprise resource planning system. Costs incurred in the preliminary stages of development are expensed as incurred. Internal and external costs incurred in the application development phase, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. Costs such as maintenance and training are expensed as incurred. The capitalized internal-use software costs are included in property, plant and equipment and once the software is placed into service are amortized over the estimated useful life which ranges from three to ten years. See Note 7 for additional information.
Long-Lived Assets
Long-lived assets are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis, generally over the estimated useful lives of the assets. A long-lived asset (including amortizing intangible assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the asset or asset group. The cash flows are based on the best estimate of future cash flows derived from the most recent business projections. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss is recognized based on the excess of the asset's or asset group's carrying value over its fair value. Fair value is determined based on discounted expected future cash flows on a market participant basis.
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
Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. Certain of the Company's trademarks have been assigned an indefinite life as the Company currently anticipates that these trademarks will contribute to its cash flows indefinitely. Indefinite-lived trademarks are reviewed for impairment annually and may be reviewed more frequently if indicators of impairment are present. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The Company measures the fair value of its trademarks using the relief-from-royalty method, which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. See Note 8 for additional information.
The Company performs its annual impairment tests in the fourth quarter of each fiscal year. During the years ended December 31, 2019, 2018 and 2017, no impairment charges were recorded to goodwill or indefinite-lived intangible assets.
Debt Issuance Costs
The Company defers costs directly associated with acquiring third-party financing. These debt issuance costs are amortized as interest expense over the term of the related indebtedness. Debt issuance costs associated with the revolving credit facilities are included in other current and noncurrent assets and debt issuance costs associated with all other indebtedness are netted against long-term debt on the consolidated balance sheet. See Note 10 for additional information.
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
See Note 12 for additional information regarding the Company's fair value measurements.
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
To calculate the U.S. pension and postretirement benefit plan expense in 2019, 2018 and 2017, the Company applied the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for the benefit payments in order to calculate interest cost and service cost. See Note 13 for additional information.
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
Beam has indemnified certain tax obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company (Note 22). These estimated tax obligations are recorded in accrued taxes and other noncurrent liabilities, and the related indemnification receivable is recorded in other noncurrent assets on the consolidated balance sheet. Any changes in the value of these specifically identified tax obligations are recorded in the period identified in income tax expense and the related change in the indemnification asset is recorded in other expense, net on the consolidated statement of operations. See Note 14 for additional information.
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
Product Warranty
The Company has defined warranties generally ranging from one to two years. Products covered by the defined warranty policies primarily include all Titleist golf products, FootJoy golf shoes, and FootJoy golf outerwear. These product warranties generally obligate the Company to pay for the cost of replacement products, including the cost of shipping replacement products to its customers. The estimated cost of satisfying future warranty claims is accrued at the time the sale is recorded. In estimating future warranty obligations, the Company considers various factors, including its warranty policies and practices, the historical frequency of claims, and the cost to replace or repair products under warranty. See Note 9 for additional information.
Advertising and Promotion
Advertising and promotional costs are included in selling, general and administrative expense on the consolidated statement of operations and include product endorsement arrangements with members of the various professional golf tours, media placement and production costs (television, print and internet), tour support expenses and point-of-sale materials. Advertising production costs are expensed as incurred. Media placement costs are expensed in the month the advertising first appears. Product endorsement arrangements are expensed based upon the specific provisions of player contracts. Advertising and promotional expense was $193.5 million, $192.2 million and $192.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Selling
Selling expenses including field sales, sales administration and shipping and handling costs are included in selling, general and administrative expense on the consolidated statement of operations. Shipping and handling costs included in selling expenses were $36.7 million, $34.1 million and $32.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Research and Development
Research and development expenses include product development, product improvement, product engineering, and process improvement costs and are expensed as incurred.

Foreign Currency Translation and Transactions
Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rates of exchange for the reporting period. The related translation adjustments are recorded as a component of accumulated other comprehensive loss, net of tax. Transactions denominated in a currency other than the functional currency are re-measured into functional currency with resulting transaction gains or losses recorded as selling, general and administrative expense on the consolidated statement of operations. Foreign currency transaction gain (loss) included in selling, general and administrative expense was a loss of $0.5 million, a loss of $1.9 million and a gain of $4.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Derivative Financial Instruments
All derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet and are measured at fair value. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instruments and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of accumulated other comprehensive loss and are recognized in the consolidated statement of operations when the hedged item affects earnings. Any portion of the change in fair value that is determined to be ineffective is immediately recognized in the consolidated statement of operations. Cash flows from derivative financial instruments and the related hedged transactions are included in cash flows from operating activities. See Note 11 for additional information.
Share-based Compensation
The Company has a share-based compensation plan for members of the board of directors, officers, employees, consultants and advisors of the Company. All awards granted under the plan are measured at fair value at the date of the grant. The estimated fair value is determined based on the closing price of the Company's common stock, generally on the award date, multiplied by the number of shares per the stock award. The Company issues share-based awards with service-based vesting conditions and performance-based vesting conditions. Awards with service-based vesting conditions are amortized as expense over the requisite service period of the award, which is generally the vesting period of the respective award. For awards with performance-based vesting conditions, the measurement of the expense is based on the Company’s level of achievement of performance metrics as defined in the applicable award agreements. The Company accounts for forfeitures in compensation expense when they occur. See Note 16 for additional information.
Recently Adopted Accounting Standards
Leases
On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842"), which requires the recognition of right-of-use assets and related operating and finance lease liabilities on the consolidated balance sheet. As permitted by ASC 842, the Company adopted ASC 842 using the optional transition approach, which allowed for a cumulative effect adjustment as of January 1, 2019, which is the date of initial application, and did not restate prior periods. As a result, the consolidated balance sheet prior to January 1, 2019 was not restated and continues to be reported under ASC Topic 840, Leases ("ASC 840"), which did not require the recognition of right-of-use assets and related operating lease liabilities on the consolidated balance sheet, and is not comparative.
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
The lease classification affects the expense recognition in the consolidated statement of operations. Operating lease expense consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term in the consolidated statement of operations. Finance lease charges are split, where amortization of the right-of-use asset is recorded as depreciation and amortization expense and an implied interest component is recorded in interest expense, net. The expense recognition for operating leases and finance leases under ASC 842 is consistent with ASC 840. As a result, there is no impact on the results of operations presented in the Company's consolidated statements of operations and consolidated statements of comprehensive income for the periods presented as a result of the adoption of ASC 842.

As permitted under ASC 842, the Company also elected to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. As permitted under ASC 842, the Company elected to not use hindsight to determine lease terms. As permitted under ASC 842, the Company has elected to not separate non-lease components within its lease portfolio. As permitted under ASC 842, the Company has also elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. The effect of short-term leases on the Company's operating right-of-use assets and operating lease liabilities was not material.
Upon adoption of ASC 842, the Company recognized operating lease right-of-use assets and operating lease liabilities. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred less any lease incentives received. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental collateralized borrowing rate applicable to the location where the lease is held. The incremental borrowing rate for each of the Company's leases is determined based on the lease term and currency in which such lease payments are made. On January 1, 2019, the Company recorded an adjustment to operating lease right-of-use assets and the related lease liabilities of $49.8 million.
The Company leases office and warehouse space, machinery and equipment, and vehicles, among other items. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to three years. For contracts entered into on or after the effective date, at the inception of a contract the Company assesses whether the contract is, or contains, a lease. The Company's assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. See further discussion in Note 4.
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
Financial Instruments—Recognition and Measurement
On January 1, 2018, the Company adopted ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 superseded the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for-sale) and required equity securities to be measured at fair value with changes in the fair value recognized through net income, among other items (Note 17). As a result of the adoption of the amendments in this update, the Company recorded a reclassification of unrealized gains of $2.1 million from accumulated other comprehensive loss, net of tax to retained earnings. The comparative information for the year ended December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for such period.

Recently Issued Accounting Standards
Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Income Taxes (Topic 740) —Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to general principles in Topic 740. The amendments also improve consistent application and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
Intangibles —Goodwill and Other —Internal-Use Software
In August 2018, the FASB issued ASU 2018-15, "Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" ("ASU 2018-15"). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
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
Financial Instruments—Credit Losses
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, enhanced disclosures will be required to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the effect of adoption to have a material impact on its consolidated financial statements.
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
Substantially all of the Company’s revenue is recognized at a point in time and relates to customers who are not engaged in a long-term supply agreement or any form of contract with the Company. Substantially all sales are paid for on account with the majority of terms between 30 and 60 days, not to exceed one year.
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
The Company reduces revenue by the amount of expected returns and records a corresponding refund liability in accrued expenses and other liabilities. The Company accounts for the right of return as variable consideration and recognizes a refund liability for the amount of consideration that it estimates will be refunded to customers. In addition, the Company recognizes an asset for the right to recover returned products in other assets on the consolidated balance sheets. Sales returns are estimated based upon historical rates of product returns, current economic trends and changes in customer demands as well as specific identification of outstanding returns. The refund liability for expected returns was $10.2 million and $9.8 million as of December 31, 2019 and 2018, respectively. The value of inventory expected to be recovered related to sales returns was $6.1 million and $5.7 million as of December 31, 2019 and 2018, respectively.
Contract Balances
Accounts receivable, net, include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance includes amounts for certain customers where a risk of default has been specifically identified as well as a provision for customer defaults when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including credit risk assessments, length of time the receivables are past due, historical experience, customer specific information available to the Company and existing economic conditions, all of which are subject to change.
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
Disaggregated Revenue
In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. See Note 20 for the Company's business segment disclosures, as well as a further disaggregation of net sales by geographical area.

4. Leases
The Company's operating lease right-of-use assets and operating lease liabilities represent leases for office and warehouse space, machinery and equipment, and vehicles, among other items. The Company's finance lease right-of-use assets and finance lease liabilities represent leases for vehicles.
Lease costs recognized on the consolidated statements of operations were as follows:

(in thousands)		Year ended
Lease costs	Location in Statement of Operations	December 31, 2019
Operating	Cost of goods sold	$2,361
	Selling, general and administrative	11,775
	Research and development	773

Finance
Amortization of lease assets	Selling, general and administrative	8
Interest on lease liabilities	Interest expense, net	2
Total lease cost		$14,919

Total rental expense for all operating leases amounted to $15.7 million and $16.3 million for the years ended December 31, 2018 and 2017, respectively.
Supplemental balance sheet information related to the Company's leases is as follows:

(in thousands)	Balance Sheet Location	December 31, 2019
Right-of-use assets
Operating	Other noncurrent assets	$44,407
Finance	Property, plant and equipment, net	281
	Total lease assets	$44,688

Lease liabilities
Operating	Accrued expenses and other liabilities	$11,336
Finance	Accrued expenses and other liabilities	8
Operating	Other noncurrent liabilities	34,137
Finance	Long-term debt	273
	Total lease liabilities	$45,754

The weighted average remaining lease term and the weighted average discount rate for leases is as follows:

December 31, 2019
Weighted average remaining lease term (years):
Operating	5.8
Finance	5.9
Weighted average discount rate:
Operating	3.42%
Finance	4.18%

The following table reconciles the undiscounted cash flows for leases as of December 31, 2019 to lease liabilities recorded on the consolidated balance sheet:

	Operating	Finance
(in thousands)	Leases	Leases	Total
2020	$14,173	$59	$14,232
2021	10,321	57	10,378
2022	6,740	55	6,795
2023	3,889	53	3,942
2024	3,264	51	3,315
Thereafter	12,379	41	12,420
Total future lease payments	50,766	316	51,082
Less: Interest	(5,293)	(35)	(5,328)
Present value of lease liabilities	$45,473	$281	$45,754

Accrued expenses and other liabilities	$11,336	$8	$11,344
Other noncurrent liabilities	34,137	—	34,137
Long-term debt	—	273	273
Total lease liabilities	$45,473	$281	$45,754

Future minimum rental payments under noncancelable operating leases as of December 31, 2018 were as follows:

(in thousands)
Year ending December 31,
2019	$13,119
2020	11,053
2021	7,984
2022	5,345
2023	3,133
Thereafter	13,852
Total minimum rental payments	$54,486

Supplemental cash flow information and non-cash activity related to the Company's leases are as follows:

Year ended
(in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$14,804
Operating cash flows for finance leases	2
Financing cash flows for finance leases	8
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,530
Finance leases	289

5. Allowance for Doubtful Accounts
The activity related to the allowance for doubtful accounts was as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Balance at beginning of year	$7,272	$9,975	$12,255
Bad debt expense	573	(583)	337
Amount of receivables written off	(2,706)	(1,873)	(3,300)
Foreign currency translation and other	199	(247)	683
Balance at end of year	$5,338	$7,272	$9,975

6. Inventories
The components of inventories were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Raw materials and supplies	$87,675	$71,068
Work-in-process	22,024	21,763
Finished goods	288,669	268,376
Inventories	$398,368	$361,207

7. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Land	$14,551	$14,515
Buildings and improvements	146,727	142,113
Machinery and equipment	171,230	160,707
Furniture, computers and equipment	40,143	36,405
Computer software	70,458	62,517
Construction in progress	25,044	19,999
Property, plant and equipment, gross	468,153	436,256
Accumulated depreciation and amortization	(236,578)	(207,868)
Property, plant and equipment, net	$231,575	$228,388

During the years ended December 31, 2019, 2018 and 2017, software development costs of $11.8 million, $4.1 million and $3.1 million were capitalized. Capitalized software development costs as of December 31, 2019, 2018 and 2017 consisted of software placed into service of $7.2 million, $1.7 million and $2.4 million, respectively, and amounts recorded in construction in progress of $4.6 million, $2.4 million and $0.7 million, respectively. Amortization expense on capitalized software development costs was $6.6 million, $6.3 million and $6.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Total depreciation and amortization expense related to property, plant and equipment was $32.4 million, $32.2 million and $31.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
8. Goodwill and Identifiable Intangible Assets, Net
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill were as follows:

(in thousands)	Titleist Golf Balls	Titleist Golf Clubs	Titleist Golf Gear	FootJoy Golf Wear	Other	Total
Balances at December 31, 2017	$119,634	$58,101	$14,088	$2,585	$8,995	$203,403
Acquisitions (Note 21)	8,492	—	—	1,071	—	9,563
Foreign currency translation	(1,931)	(949)	(222)	(43)	(150)	(3,295)
Balances at December 31, 2018	126,195	57,152	13,866	3,613	8,845	209,671
Acquisitions (Note 21)	—	—	—	—	4,749	4,749
Foreign currency translation	(214)	(104)	(25)	(5)	(16)	(364)
Balances at December 31, 2019	$125,981	$57,048	$13,841	$3,608	$13,578	$214,056

The net carrying value by class of identifiable intangible assets was as follows:

	December 31, 2019			December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trademarks	$429,051	$—	$429,051	$429,051	$—	$429,051
Amortizing:
Trademarks	5,503	(492)	5,011	1,600	(50)	1,550
Completed technology	74,715	(46,370)	28,345	73,900	(41,017)	32,883
Customer relationships	27,127	(8,923)	18,204	22,023	(7,250)	14,773
Licensing fees and other	32,666	(32,483)	183	32,384	(32,384)	—
Total intangible assets	$569,062	$(88,268)	$480,794	$558,958	$(80,701)	$478,257

As a result of an acquisition completed during the year ended December 31, 2019, the Company recorded additions to identifiable intangible assets including amortizing trademarks, completed technology, customer relationships and other intangible assets of $3.9 million, $0.8 million, $5.1 million and $0.2 million, respectively (Note 21). The Company expects to amortize the acquired amortizing trademarks, completed technology, customer relationships and other intangible assets over an eight, six, seven and five year period, respectively.
As a result of acquisitions completed during the year ended December 31, 2018, the Company recorded additions to identifiable intangible assets including indefinite-lived trademarks, amortizing trademarks and customer relationships of $1.0 million, $1.6 million and $2.7 million, respectively (Note 21). The Company expects to amortize the acquired amortizing trademarks and customer relationships over an eight year period.
During the years ended December 31, 2019, 2018 and 2017, no impairment charges were recorded to goodwill or indefinite-lived intangible assets.
Identifiable intangible asset amortization expense was $7.5 million, $8.0 million and $9.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which $1.4 million and $2.7 million associated with certain licensing fees was included in cost of goods sold for the years ended December 31, 2018 and 2017, respectively.
Identifiable intangible asset amortization expense for each of the next five fiscal years and beyond is expected to be as follows:

(in thousands)
Year ending December 31,
2020	$7,835
2021	7,835
2022	7,835
2023	7,835
2024	7,815
Thereafter	12,588
Total	$51,743

9. Product Warranty
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Balance at beginning of year	$3,331	$3,823	$3,526
Provision	6,863	5,909	5,801
Claims paid/costs incurred	(6,481)	(6,315)	(5,653)
Foreign currency translation and other	335	(86)	149
Balance at end of year	$4,048	$3,331	$3,823

10. Debt and Financing Arrangements
The Company’s debt and finance lease obligations were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Term loan facility	$350,000	$—
Term loan A facility	—	330,469
Delayed draw term loan A facility	—	54,375
Revolving credit facility	50,321	—
Other short-term borrowings	3,802	920
Finance lease obligations	273	—
Debt issuance costs	(2,072)	(2,266)
Total	402,324	383,498
Less: short-term debt and current portion of long-term debt	71,623	36,545
Total long-term debt and finance lease obligations	$330,701	$346,953

The debt issuance costs of $2.1 million as of December 31, 2019 relates to the term loan facility. The debt issuance costs of $2.3 million as of December 31, 2018 relates to the term loan A facility and delayed draw term loan A facility.
Restated Credit Agreement
On December 23, 2019, the Company entered into an amended and restated credit agreement (the “restated credit agreement”) arranged by Wells Fargo Bank, National Association (“Wells Fargo”) to amend various terms of the Company’s credit agreement, dated as of April 27, 2016, as amended, for its senior secured credit facilities with Wells Fargo, as administrative agent, and the other lenders and agents party thereto (the “senior secured credit facility”). The restated credit agreement, together with related security, guarantee and other agreements, is referred to as the “restated credit facility.”
The restated credit facility provides for (x) a $350.0 million term loan facility maturing December 23, 2024 and (y) a $400.0 million revolving credit facility maturing December 23, 2024, including a $50.0 million letter of credit sublimit, a $50.0 million swing line sublimit, a C$50.0 million sublimit available for revolving credit borrowings by Acushnet Canada Inc., a £45.0 million sublimit available for revolving credit borrowings by Acushnet Europe Ltd. and a $200.0 million sublimit for borrowings in Canadian dollars, euros, pounds sterling, Japanese yen and other currencies agreed to by the lenders under the revolving credit facility. The revolving credit facility and term loan facility are collateralized by certain assets, including inventory, accounts receivable, fixed assets and intangible assets of the Company.
The Company has the right under the restated credit facility to request additional term loans and/or increases to the revolving credit facility in an aggregate principal amount not to exceed (i) $225.0 million plus (ii) an unlimited amount so long as the Net Average Secured Leverage Ratio (as defined in the restated credit agreement) does not exceed 2.25:1.00 on a pro forma basis. The lenders under the restated credit facility will not be under any obligation to provide any such additional term loans or increases to the revolving credit facility, and the incurrence of any additional term loans or increases to the revolving credit facility is subject to customary conditions precedent.
Borrowings under the restated credit facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) a Eurodollar Rate, subject to certain adjustments, plus 1.00% or (b) a Eurodollar Rate (or, in the case of Canadian borrowings, a Canadian Dollar Offered Rate), subject to certain adjustments, in each case, plus an applicable margin. The restated credit agreement reduced the applicable margin by 0.25%. Under the restated credit agreement, the applicable margin is 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurodollar rate or Canadian Dollar Offered Rate borrowings, in each case, depending on the Net Average Total Leverage Ratio (as defined in the restated credit agreement). In addition, the Company is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The restated credit agreement reduced the commitment fee rate payable in respect of unused portions of the revolving credit facility by 0.05% to 0.15% to 0.30% per annum, depending on the Net Average Total Leverage Ratio. The initial commitment fee rate is 0.20% per annum. The Company is also required to pay customary letter of credit fees.
Interest on borrowings under the restated credit agreement is payable (1) on the last day of any interest period with respect to Eurodollar borrowings with an applicable interest period of three months or less, (2) every three months with respect to Eurodollar borrowings with an interest period of greater than three months or (3) on the last business day of each March, June, September and December with respect to base rate borrowings and swing line borrowings.

The Company is required to make principal payments on the loans under the term loan facility in quarterly installments in an aggregate annual amount equal to 5.00%.
The restated credit agreement requires the Company to prepay outstanding term loans, subject to certain exceptions, with:

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
The foregoing mandatory prepayments are used to reduce the installments of principal in such order: first, to prepay outstanding loans under the term loan facility and any incremental term loans on a pro rata basis in direct order of maturity and second, to prepay outstanding loans under the revolving credit facility.
The Company may voluntarily repay outstanding loans under the credit agreement at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar loans.
The financial covenants were modified under the restated credit facility. The maximum Net Average Total Leverage Ratio was increased to 3.50:1.00, which is subject to increase to 3.75:1.00 in connection with certain acquisitions, and the minimum Consolidated Interest Coverage Ratio (as defined in the restated credit agreement) was decreased to 3.00:1.00. In addition the restated credit facility modified certain covenant baskets.
The initial net proceeds from the restated credit facility were used to repay all of the outstanding debt under the Company's previously existing senior secured credit facility, as well as, payments of accrued interest and closing fees. Immediately prior to repayment, the aggregate amounts outstanding were approximately $309.4 million, $48.8 million and $44.0 million related to the term loan A facility, delayed draw term loan A facility and revolving credit facility, respectively. In connection with amending its credit agreement, the Company incurred fees and expenses of approximately $2.7 million, of which approximately $2.3 million was capitalized as debt issuance costs included in other assets and long-term debt on the consolidated balance sheet. The remaining $0.4 million was included in interest expense, net for the year ended December 31, 2019. In addition, the redemption of the previously existing senior secured credit facility resulted in interest expense, net of approximately $0.4 million for the year ended December 31, 2019.

The interest rate applicable to the term loan facility as of December 31, 2019 was 3.04%. The weighted average interest rate applicable to the outstanding borrowings under the revolving credit facility was 3.54% as of December 31, 2019.

As of December 31, 2019, the Company had available borrowings under its revolving credit facility of $338.5 million after giving effect to $11.2 million of outstanding letters of credit.
Senior Secured Credit Facility
On April 27, 2016, the Company entered into a senior secured credit facilities agreement arranged by Wells Fargo. As amended, this agreement provided for (i) a $275.0 million multi‑currency revolving credit facility, including a $25.0 million letter of credit sublimit, a $25.0 million swing line sublimit, a C$35.0 million sublimit for Acushnet Canada, Inc., a £30.0 million sublimit for Acushnet Europe Limited and an alternative currency sublimit of $100.0 million for borrowings in Canadian dollars, euros, pounds sterling and Japanese yen (“revolving credit facility”), (ii) a $375.0 million term loan A facility and (iii) a $100.0 million delayed draw term loan A facility.
During the first quarter of 2017, the Company drew down $100.0 million on the delayed draw term loan A facility and $47.8 million under the revolving credit facility to substantially fund the equity appreciation rights (“EAR") plan payout.
In connection with amending the senior secured credit facilities during the second quarter of 2018, the Company incurred approximately $0.4 million in fees and expenses, which were initially recorded as debt issuance costs and recognized as interest expense over the term of the senior secured credit facilities.
The interest rate applicable to the term loan A facility and delayed draw term loan A facility as of December 31, 2018 was 4.02%.

Debt Covenants
The restated credit agreement contains a number of covenants that, among other things, restrict the ability of the Company, subject to certain exceptions, to incur, assume, or permit to exist additional indebtedness or guarantees; incur liens; make investments and loans; pay dividends, make payments on, or redeem or repurchase capital stock or make prepayments, repurchases or redemptions of certain indebtedness; engage in mergers, liquidations, dissolutions, asset sales, and other non-ordinary course dispositions (including sale leaseback transactions); amend or otherwise alter terms of certain indebtedness or certain other agreements; enter into agreements limiting subsidiary distributions or containing negative pledge clauses; engage in certain transactions with affiliates; alter the nature of the business that it conducts or change its fiscal year or accounting practices. Certain exceptions to these covenants are determined based on ratios that are calculated in part using the calculation of Adjusted EBITDA. The restated credit agreement also restricts the ability of Acushnet Holdings Corp. to engage in certain mergers or consolidations or engage in any activities other than permitted activities. The Company’s restated credit agreement contains certain customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company’s leverage and interest coverage ratios. The restated credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.
As of December 31, 2019, the Company was in compliance with all covenants under the restated credit agreement.
Change of Control
A change of control is an event of default under the restated credit agreement which could result in the acceleration of all outstanding indebtedness and the termination of all commitments under the restated credit agreement and would allow the lenders under the restated credit agreement to enforce their rights with respect to the collateral granted. A change of control occurs if any person (other than certain permitted parties, including Fila) becomes the beneficial owner of 35% or more of the outstanding common stock of the Company.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. The weighted average interest rate applicable to the outstanding borrowings was 2.29% and 3.25% as of December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had available borrowings remaining under these local credit facilities of $60.1 million.
Letters of Credit
As of December 31, 2019, there were outstanding letters of credit related to agreements, including the Company's restated credit facility, totaling $14.8 million of which $11.6 million was secured. As of December 31, 2018, there were outstanding letters of credit related to agreements, including the Company's senior secured credit facility, totaling $15.5 million of which $12.4 million was secured. These agreements provided a maximum commitment for letters of credit of $59.8 million and $29.2 million as of December 31, 2019 and 2018, respectively.
Payments of Debt Obligations due by Period
As of December 31, 2019, principal payments due on outstanding long-term debt obligations were as follows:

(in thousands)
Year ending December 31,
2020	$17,500
2021	17,500
2022	17,500
2023	17,500
2024	280,000
Total	$350,000

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

Foreign Exchange Derivative Instruments
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to reduce the impact of currency fluctuations related to inventory purchases not denominated in the functional currency of the non-U.S. subsidiary, thereby limiting currency risk that would otherwise result from changes in exchange rates. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of December 31, 2019 and 2018 was $287.9 million and $312.8 million, respectively.
The Company also enters into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities which do not qualify as hedging instruments under U.S. GAAP. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2019 and 2018.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce the impact of variability in interest rates. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its variable rate debt to fixed rate debt. The interest rate swap contracts are accounted for as cash flow hedges. As of December 31, 2019 and 2018, the notional value of the Company's outstanding interest rate swap contracts was $160.0 million and $185.0 million, respectively.
Impact on Financial Statements
The fair value of hedge instruments recognized on the consolidated balance sheets was as follows:

(in thousands)		December 31, 2019	December 31, 2018
Balance Sheet Location	Hedge Instrument Type
Other current assets	Foreign exchange forward	$4,549	$6,116
Other noncurrent assets	Foreign exchange forward	1,109	1,015
Accrued expenses and other liabilities	Foreign exchange forward	2,561	578
	Interest rate swap	1,862	526
Other noncurrent liabilities	Foreign exchange forward	115	161
	Interest rate swap	789	925

The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Gain (Loss) Recognized in Other Comprehensive Loss
	Year ended December 31,
(in thousands)	2019	2018	2017
Type of hedge
Foreign exchange forward	$5,490	$8,148	$(15,558)
Interest rate swap	(2,185)	(1,926)	—
	$3,305	$6,222	$(15,558)

Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax, at the time the forecasted transaction impacts the statement of operations. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $3.0 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax into cost of goods sold and a net loss of $1.9 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 17.

The hedge instrument gain (loss) recognized on the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Location of gain (loss) in statement of operations
Foreign exchange forward:
Cost of goods sold	$8,465	$(1,410)	$1,329
Selling, general and administrative (1)	204	1,665	(2,732)
Total	$8,669	$255	$(1,403)

Interest Rate Swap:
Interest expense, net	$(989)	$(476)	$—
Total	$(989)	$(476)	$—

_________________________________
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
12. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows:

	Fair Value Measurements as of
	December 31, 2019 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$6,070	$—	$—	Other current assets
Foreign exchange derivative instruments	—	4,549	—	Other current assets
Deferred compensation program assets	870	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	1,109	—	Other noncurrent assets
Total assets	$6,940	$5,658	$—
Liabilities
Foreign exchange derivative instruments	$—	$2,561	$—	Accrued expenses and other liabilities
Interest rate swap derivative instrument	—	1,862	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	870	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	115	—	Other noncurrent liabilities
Interest rate swap derivative instrument	—	789	—	Other noncurrent liabilities
Total liabilities	$870	$5,327	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 were as follows:

	Fair Value Measurements as of
	December 31, 2018 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$8,415	$—	$—	Other current assets
Foreign exchange derivative instruments	—	6,116	—	Other current assets
Deferred compensation program assets	1,222	—	—	Other noncurrent assets
Foreign exchange derivative instruments	—	1,015	—	Other noncurrent assets
Total assets	$9,637	$7,131	$—
Liabilities
Foreign exchange derivative instruments	$—	$578	$—	Accrued expenses and other liabilities
Interest rate swap derivative instruments	—	526	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	1,222	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	161	—	Other noncurrent liabilities
Interest rate swap derivative instruments	—	925	—	Other noncurrent liabilities
Total liabilities	$1,222	$2,190	$—

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
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to limit currency risk that would otherwise result from changes in exchange rates (Note 11). The Company uses the mid‑price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.
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

The following table presents the change in benefit obligation, change in plan assets and funded status for the Company's defined benefit and postretirement benefit plans for the year ended December 31, 2019:

(in thousands)	Pension Benefits (Underfunded)	Pension Benefits (Overfunded)	Postretirement Benefits
Change in projected benefit obligation ("PBO")
Benefit obligation at December 31, 2018	$274,821	$25,629	$14,412
Service cost	8,839	—	574
Interest cost	10,208	729	557
Actuarial loss	47,077	2,628	2,288
Curtailments	(116)	—	—
Settlements	(27,438)	—	—
Plan amendments	1,464	—	—
Participants’ contributions	—	—	498
Benefit payments	(2,605)	(639)	(1,504)
Foreign currency translation	290	742	—
Projected benefit obligation at December 31, 2019	312,540	29,089	16,825
Accumulated benefit obligation at December 31, 2019	282,986	27,412	16,825
Change in plan assets
Fair value of plan assets at December 31, 2018	176,044	40,700	—
Return on plan assets	33,799	1,772	—
Employer contributions	24,540	—	1,006
Participants’ contributions	—	—	498
Settlements	(27,438)	—	—
Benefit payments	(2,605)	(639)	(1,504)
Foreign currency translation	9	1,122	—
Fair value of plan assets at December 31, 2019	204,349	42,955	—
Funded status (fair value of plan assets less PBO)	$(108,191)	$13,866	$(16,825)

The following table presents the change in benefit obligation, change in plan assets and funded status for the Company's defined benefit and postretirement benefit plans for the year ended December 31, 2018:

(in thousands)	Pension Benefits (Underfunded)	Pension Benefits (Overfunded)	Postretirement Benefits
Change in projected benefit obligation
Benefit obligation at December 31, 2017	$316,882	$35,468	$16,052
Service cost	9,067	—	657
Interest cost	11,040	857	490
Actuarial gain	(22,436)	(5,255)	(1,600)
Curtailments	(177)	—	—
Settlements	(36,244)	(3,507)	—
Plan amendments	—	285	—
Participants’ contributions	—	—	378
Benefit payments	(2,990)	(580)	(1,565)
Foreign currency translation	(321)	(1,639)	—
Projected benefit obligation at December 31, 2018	274,821	25,629	14,412
Accumulated benefit obligation at December 31, 2018	240,270	23,821	14,412
Change in plan assets
Fair value of plan assets at December 31, 2017	183,093	50,767	—
Return on plan assets	(11,863)	(3,846)	—
Employer contributions	44,105	441	1,187
Participants’ contributions	—	—	378
Settlements	(36,244)	(3,507)	—
Benefit payments	(2,990)	(580)	(1,565)
Foreign currency translation	(57)	(2,575)	—
Fair value of plan assets at December 31, 2018	176,044	40,700	—
Funded status (fair value of plan assets less PBO)	$(98,777)	$15,071	$(14,412)

The amount of pension and postretirement assets and liabilities recognized on the consolidated balance sheets was as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
(in thousands)	2019	2018	2019	2018
Other noncurrent assets	$13,866	$15,071	$—	$—
Accrued compensation and benefits	(5,357)	(10,391)	(807)	(721)
Accrued pension and other postretirement benefits	(102,834)	(88,386)	(16,018)	(13,691)
Net liability recognized	$(94,325)	$(83,706)	$(16,825)	$(14,412)

The amounts in accumulated other comprehensive loss, net of tax on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2019	2018	2017	2019	2018	2017
Net actuarial gain (loss) at beginning of year	$(39,125)	$(44,892)	$(33,736)	$12,315	$12,392	$8,055
Actuarial gain (loss)	(27,123)	(882)	(14,554)	(2,288)	1,600	5,075
Prior service cost	(1,464)	(285)	—	—	—	—
Curtailment impact	—	(97)	—	—	—	—
Settlement impact	4,324	4,982	2,740	—	—	—
Amortization of actuarial (gain) loss	1,530	1,687	804	(1,436)	(1,540)	(601)
Amortization of prior service cost (credit)	247	175	175	(137)	(137)	(137)
Foreign currency translation	(190)	187	(321)	—	—	—
Net actuarial gain (loss) at end of year	$(61,801)	$(39,125)	$(44,892)	$8,454	$12,315	$12,392

The expected prior service cost (credit) that will be amortized from accumulated other comprehensive loss, net of tax, into net periodic benefit cost in the next fiscal year is a cost of $0.3 million for the pension plans and a credit of $0.1 million for the postretirement plans. The expected actuarial (gain) loss that will be amortized from accumulated other comprehensive loss, net of tax, into net periodic benefit cost in the next fiscal year is a loss of $3.8 million for the pension benefit plans and a gain of $0.9 million for the postretirement benefit plans.
Components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost
Service cost	$8,839	$9,067	$9,217	$574	$657	$955
Interest cost	10,937	11,897	11,832	557	490	713
Expected return on plan assets	(12,987)	(13,041)	(12,006)	—	—	—
Curtailment income	(118)	(97)	—	—	—	—
Settlement expense	4,324	4,982	2,740	—	—	—
Amortization of net (gain) loss	1,530	1,687	804	(1,436)	(1,540)	(601)
Amortization of prior service cost (credit)	247	175	175	(137)	(137)	(137)
Net periodic benefit cost (credit)	$12,772	$14,670	$12,762	$(442)	$(530)	$930

The non-service cost components of net periodic benefit cost (credit) are included in other expense, net in the consolidated statement of operations (Note 18).
The weighted average assumptions used to determine benefit obligations at December 31, 2019 and 2018 were as follows:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Discount rate	3.24%	4.25%	3.12%	4.27%
Rate of compensation increase	3.97%	4.00%	N/A	N/A
The weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Pension Benefits			Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.25%	3.62%	4.17%	4.27%	3.61%	4.08%
Expected long-term rate of return on plan assets	5.84%	5.77%	5.77%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.01%	4.02%	N/A	N/A	N/A

The assumed healthcare cost trend rates used to determine benefit obligations and net periodic benefit cost (credit) for postretirement benefits as of and for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Healthcare cost trend rate assumed for next year	6.03%/8.44%	6.25%/9.00%	5.50%/8.50%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2027	2024

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement benefits. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	2019		2018
(in thousands)	One-Percentage Point Increase	One-Percentage Point Decrease	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total of service cost and interest cost	$68	$(61)	$72	$(64)
Effect on projected benefit obligation	710	(642)	632	(572)

Plan Assets
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2019 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Individual securities
Fixed income	$1,682	$—	$1,682	$—
Commingled funds
Measured at net asset value	245,622	—	—	—
	$247,304	$—	$1,682	$—
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2018 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Individual securities
Fixed income	$1,682	$—	$1,682	$—
Commingled funds
Measured at net asset value	215,062	—	—	—
	$216,744	$—	$1,682	$—

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
Master trusts were established to hold the assets of the Company's U.S. defined benefit plan. During the year ended December 31, 2019, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 57% to 72% and a liability-hedging investment allocation of 28% to 43%. During the year ended December 31, 2018, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 50% to 76% and a liability-hedging investment allocation of 24% to 50%. Return-seeking investments include equities, real estate, high yield bonds and other instruments. Liability-hedging investments include assets such as corporate and government fixed income securities.

The Company's future expected blended long-term rate of return on plan assets of 5.01% is determined based on long-term historical performance of plan assets, current asset allocation, and projected long-term rates of return.
Estimated Contributions
The Company expects to make pension contributions of approximately $20.6 million during 2020 based on current assumptions as of December 31, 2019.
Estimated Future Retirement Benefit Payments
The following retirement benefit payments, which reflect expected future service, are expected to be paid as follows:

(in thousands)	Pension Benefits	Postretirement Benefits
Year ending December 31,
2020	$23,308	$807
2021	22,808	981
2022	23,017	1,108
2023	26,913	1,165
2024	27,333	1,290
Thereafter	144,095	6,989
	$267,474	$12,340

The estimated future retirement benefit payments noted above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.
International Plans
Pension coverage for certain eligible employees of the Company's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit pension plans. The international defined benefit pension plans are included in the tables above. As of December 31, 2019 and 2018, the international pension plans had total projected benefit obligations of $48.8 million and $43.9 million, respectively, and fair values of plan assets of $45.1 million and $44.0 million, respectively. The majority of the plan assets are invested in equity securities. The net periodic benefit cost related to international plans was $0.9 million, $0.4 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The expected prior service cost that will be amortized from accumulated other comprehensive loss, net of tax, into net periodic benefit cost in the next fiscal year is $0.1 million. The expected actuarial loss that will be amortized from accumulated other comprehensive loss, net of tax, into net periodic benefit cost in the next fiscal year is $0.1 million.
Defined Contribution Plans
The Company sponsors a number of defined contribution plans and company contributions related to these plans are determined under various formulas. Company contributions to defined contribution plans amounted to $16.3 million, $16.5 million and $13.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

14. Income Taxes
The components of income before income taxes were as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Domestic operations	$70,632	$54,003	$61,158
Foreign operations	94,533	96,301	90,518
Income before income taxes	$165,165	$150,304	$151,676

Income tax expense/ (benefit) was as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Current expense (benefit)
United States	$1,121	$1,795	$(906)
Foreign	31,005	29,896	28,109
Current income tax expense	32,126	31,691	27,203
Deferred expense (benefit)
United States	9,539	16,222	21,189
Foreign	(1,065)	(681)	83
Deferred income tax expense	8,474	15,541	21,272
Total income tax expense	$40,600	$47,232	$48,475

The following table represents a reconciliation of income taxes computed at the federal statutory income tax rate of 21% for 2019, 21% for 2018, and 35% for 2017 to income tax expense as reported:

	Year ended December 31,
(in thousands)	2019	2018	2017
Income tax expense computed at federal statutory income tax rate	$34,685	$31,564	$53,086
Foreign taxes, net of credits	714	13,316	(16,840)
Impact of the 2017 Tax Act	—	10,801	12,619
Net adjustments for uncertain tax positions	799	771	508
State and local taxes	1,832	2,349	1,313
Equity appreciation rights	—	—	(765)
Nondeductible expenses	1,179	962	1,407
Valuation allowance	2,882	(10,038)	90
Tax credits	(607)	(2,800)	(3,240)
Miscellaneous other, net	(884)	307	297
Income tax expense as reported	$40,600	$47,232	$48,475
Effective income tax rate	24.6%	31.4%	32.0%

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
The components of net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets
Compensation and benefits	$13,208	$14,036
Share-based compensation	2,682	7,446
Pension and other postretirement benefits	24,260	22,285
Inventories	15,379	11,505
R&D capitalization	12,925	6,449
Lease liability	9,669	—
Partnership investment	223	110
Transaction costs	1,365	1,580
Nondeductible accruals and reserves	6,907	7,248
Miscellaneous	2,802	2,379
Net operating loss and other tax carryforwards	74,586	80,671
Gross deferred tax assets	164,006	153,709
Valuation allowance	(18,424)	(15,542)
Total deferred tax assets	145,582	138,167
Deferred tax liabilities
Property, plant and equipment	(6,687)	(8,057)
Identifiable intangible assets	(62,349)	(54,681)
Right-of-use assets	(9,407)	—
Foreign exchange derivative instruments	(154)	(1,176)
Miscellaneous	(1,281)	(860)
Total deferred tax liabilities	(79,878)	(64,774)
Net deferred tax asset	$65,704	$73,393

Under U.S. tax law and regulations, certain changes in the ownership of the Company’s shares can limit the annual utilization of tax attributes (tax loss and tax credit carryforwards) that were generated prior to such ownership changes. The annual limitation could affect the realizability of the Company’s deferred tax assets recorded in the financial statement for its tax credit carryforwards because the carryforward periods have a finite duration. The 2016 initial public offering, and associated share transfers, resulted in significant changes in the composition of the ownership of the Company’s shares. Based on its analysis of the change of ownership tax rules in conjunction with the estimated amount and source of its future earnings and related tax profile, the Company believes its existing U.S. tax attributes will be utilized prior to their expiration, with the exception of certain tax attributes for which the Company has established a valuation allowance.
As of December 31, 2019 and 2018, the Company had state net operating loss (“NOL”) carryforwards of $141.3 million and $158.9 million, respectively. These NOL carryforwards expire between 2020 and 2037. As of December 31, 2019 and 2018, the Company had foreign tax credit carryforwards of $55.0 million and $59.4 million, respectively. These foreign tax credits will begin to expire in 2022. As of December 31, 2019 and 2018, the Company had U.S. general business credit carryforwards of $16.9 million and $14.3 million, respectively. These credits will begin to expire in 2031. As of December 31, 2019 and 2018, the Company had state research tax credits of $8.2 million and $10.3 million, respectively. These credits will begin to expire in 2030.

Changes in the valuation allowance for deferred tax assets were as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Valuation allowance at beginning of year	$15,542	$25,579	$21,726
Increases (decreases) recorded to income tax provision	2,882	(10,037)	3,853
Valuation allowance at end of year	$18,424	$15,542	$25,579

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
The change in the valuation allowance of $2.9 million is principally due to excess U.S. foreign tax credits arising from our Japan branch operations and generated state tax attributes that we expect to expire unutilized, partially offset by the release of the Company’s previously recoded valuation allowance in Hong Kong. In 2018, the change in the valuation allowance was comprised of an $18.4 million release of its previously recorded valuation allowance against state deferred tax assets, partially offset by an increase of $0.4 million related to state tax attributes, and an increase of $8.0 million related to excess U.S. foreign tax credits arising from its Japan branch operations.
During 2018, the Company early adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)” ("ASU 2018-02") under the aggregate portfolio approach. ASU 2018-02 allows for reclassification of stranded tax effects on items resulting from the 2018 Tax Act from AOCI to retained earnings. Certain tax effects become stranded in AOCI when deferred tax balances originally recorded at the historical income tax rate are adjusted in income from continuing operations based on a lower newly enacted income tax rate. As a result of the adoption, we reclassified the stranded income tax effects resulting from the 2017 Tax Act, decreasing accumulated other comprehensive loss by $4.1 million with a corresponding increase to retained earnings. The reclassification was primarily comprised of amounts relating to available-for-sale securities, pension, postretirement benefit plan obligations and currency translation matters.
The Company's unrecognized tax benefits represent tax positions for which reserves have been established. The following table represents a reconciliation of the activity related to the unrecognized tax benefits, excluding accrued interest and penalties:

(in thousands)	2019	2018	2017
Unrecognized tax benefits at beginning of year	$11,646	$11,049	$11,347
Gross additions - current year tax positions	787	801	1,159
Gross additions - acquired tax positions	659	—	—
Gross reductions - prior year tax positions	(248)	(91)	(348)
Gross reductions - Acquired tax positions settled with tax authorities	(461)	(113)	(1,241)
Impact of change in foreign exchange rates	(16)	—	132
Unrecognized tax benefits at end of year	$12,367	$11,646	$11,049

As of December 31, 2019, 2018 and 2017, the unrecognized tax benefits of $12.4 million, $11.6 million and $11.0 million, respectively, would affect the Company's future effective tax rate if recognized. The Company does not anticipate a material change in unrecognized tax benefits within the next 12 months.
As of December 31, 2019, 2018 and 2017, the Company had unrecognized tax benefits included in the amounts above of $5.0 million, $5.0 million and $4.9 million, respectively, related to periods prior to the Company's acquisition of Acushnet Company and as such, are indemnified by Beam.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income. As of December 31, 2019, 2018 and 2017, the Company recognized a liability of $3.9 million, $3.3 million and $2.7 million, respectively for interest and penalties, of which $3.4 million, $3.0 million and $2.7 million is indemnified by Beam.
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
The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for years after July 29, 2011, Canada for years after 2014, Japan for years after 2014, Korea for years after 2016, and the United Kingdom for years after 2016. The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statute of limitations from three to four years. Various states and local income tax returns are currently in the process of examination. These examinations are unlikely to result in any significant changes to the amounts of unrecognized tax benefits on the consolidated balance sheet as of December 31, 2019.
The Company's income tax expense includes tax expense of $0.5 million, $0.3 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to the tax obligations indemnified by Beam. There is an offsetting amount included in other expense, net for the related adjustment to the Beam indemnification asset, resulting in no effect on net income.
15. Common Stock
As of December 31, 2019 and 2018, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's shareholders. Common shareholders are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.
Dividends
The Company declared dividends per common share, including DERs (Note 16), during the periods presented as follows:

	Dividends per Common Share	Amounts (in thousands)
2019:
Fourth Quarter	$0.14	$10,718
Third Quarter	0.14	10,726
Second Quarter	0.14	10,751
First Quarter	0.14	10,782
Total dividends declared in 2019	$0.56	$42,977

2018:
Fourth Quarter	$0.13	$9,968
Third Quarter	0.13	9,954
Second Quarter	0.13	9,917
First Quarter	0.13	9,917
Total dividends declared in 2018	$0.52	$39,756

2017:
Fourth Quarter	$0.12	$9,098
Third Quarter	0.12	9,146
Second Quarter	0.12	9,149
First Quarter	0.12	9,152
Total dividends declared in 2017	$0.48	$36,545

During the first quarter of 2020, the Board of Directors declared a dividend of $0.155 per share to shareholders on record as of March 13, 2020 and payable on March 27, 2020.

Share Repurchase Program
As of December 31, 2019, the Board of Directors had authorized the Company to repurchase up to an aggregate of $50.0 million of its issued and outstanding common stock from time to time. On February 11, 2020, the Board of Directors authorized the Company to repurchase up to an additional $50.0 million of its issued and outstanding common stock bringing the total authorization up to $100.0 million.
Share repurchases may be effected in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company within the constraints of the Company’s credit agreement and general working capital needs. In connection with this share repurchase program, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market at the same weighted average per share price. Under this agreement, the shares can be purchased from Magnus when the Company has purchased an aggregate $24.9 million of shares in the open market, or at an earlier determination date as agreed to by the parties.
The Company's share repurchase activity was as follows:

Year ended
(in thousands, except share and per share amounts)	December 31, 2019
Shares repurchased in the open market:
Shares repurchased	591,983
Average price	$26.31
Aggregate value	$15,577
Shares repurchased from Magnus:
Shares repurchased	535,983
Average price (1)	$25.70
Aggregate value	$13,775
Total shares repurchased:
Shares repurchased	1,127,966
Average price	$26.02
Aggregate value	$29,352

_______________________________________________________________________________
(1) Average price including Magnus share repurchase liability was $26.31 as of December 31, 2019.
As of December 31, 2018, there were no share repurchases made under this program.
In relation to the Magnus share repurchase agreement, the Company and Magnus agreed upon a determination date of December 6, 2019 for shares to be repurchased from Magnus.  The shares purchased during the year ended December 31, 2019 include 535,983 shares purchased from Magnus at an average price of $25.70 per share for an aggregate of $13.8 million. Subsequent to the determination date, the Company repurchased additional shares on the open market.  As a result, the Company recorded a $1.8 million liability for an additional 56,000 shares of common stock to be repurchased from Magnus, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2019. Excluding the impact of the share repurchase liability, as of December 31, 2019, the Company had $20.6 million remaining under the original $50.0 million share repurchase authorization, including $11.1 million related to the Magnus share repurchase agreement.
16. Equity Incentive Plans
On January 22, 2016, the Company’s Board of Directors adopted the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”) pursuant to which the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units (“PSUs”) and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. As of December 31, 2019, the only awards that have been granted under the 2015 Plan are RSUs and PSUs.

Restricted Stock and Performance Stock Units
RSUs granted to members of the Board of Directors vest immediately into shares of common stock. RSUs granted to Company officers, employees, consultants and advisors of the Company vest ratably and in accordance with the terms of the grant, generally over one to three years subject to the recipient’s continued service to the Company. PSUs vest, subject to the recipient's continued employment with the Company, based upon the Company's performance against specified metrics which are generally over a three year performance period as defined in the award agreement. At the end of the performance period, the number of shares of stock that could be issued is fixed based upon the degree of achievement of the performance goals. The number of shares that could be issued can range from 0% to 200% of the participant's target award. Recipients of the awards granted under the 2015 Plan may elect to defer receipt of all or any portion of any shares of common stock issuable upon vesting to a future date elected by the recipient.
All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.
Each share issued with respect to RSUs and PSUs granted under the 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. As of December 31, 2019, there were 6,664,012 remaining shares of common stock reserved for issuance under the 2015 Plan of which 5,060,479 remain available for future grants.
A summary of the Company’s RSUs and PSUs as of December 31, 2019 and 2018 and changes during the years then ended is presented below:

	Number of RSUs	Weighted- Average Fair Value RSUs	Number of PSUs	Weighted- Average Fair Value PSUs
Outstanding as of December 31, 2017	874,942	$20.15	1,185,912	$20.29
Granted	473,724	23.49	—	—
Vested (1)	(466,834)	20.52	(900,226)	20.29
Forfeited	—	—	(285,686)	20.29
Outstanding as of December 31, 2018	881,832	$21.75	—	$—
Granted	655,522	23.51	207,077	23.47
Vested (2)	(567,836)	20.81	—	—
Forfeited	(22,275)	23.92	—	—
Outstanding as of December 31, 2019	947,243	$23.49	207,077	$23.47

_______________________________________________________________________________

(1)
Included 63,490 shares of common stock related to RSUs and 900,226 shares of common stock related to PSUs that were not delivered as of December 31, 2018. The aggregate fair value of RSUs vested and PSUs vested was $10.0 million and $19.0 million, respectively.

(2)
Included 161,165 shares of common stock related to RSUs and no shares of common stock related to PSUs that were not delivered as of December 31, 2019. The aggregate fair value of RSUs vested was $12.9 million.

A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Year ended		Year ended
	December 31, 2019		December 31, 2018
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	410,787	900,226	403,538	—
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(126,242)	(325,246)	(122,795)	—
Net shares of common stock issued	284,545	574,980	280,743	—

Cumulative undelivered shares of common stock	220,582	—	63,490	900,226

Compensation expense recorded related to RSUs and PSUs in the consolidated statement of operations was as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
RSU	$9,140	$12,353	$9,318
PSU	1,507	6,210	5,967

The remaining unrecognized compensation related to non-vested RSUs and non-vested PSUs granted was $13.4 million and $3.4 million, respectively, as of December 31, 2019 and is expected to be recognized over the related weighted average period of 1.7 years and 2.0 years, respectively.
Compensation Expense
The allocation of share-based compensation expense in the consolidated statement of operations was as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Cost of goods sold	$722	$680	$408
Selling, general and administrative expense	9,402	16,507	13,687
Research and development	851	1,376	1,190
Total compensation expense before income tax	10,975	18,563	15,285
Income tax benefit	2,440	4,398	3,158
Total compensation expense, net of tax	$8,535	$14,165	$12,127

17. Accumulated Other Comprehensive Loss, Net of Tax
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
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

(in thousands)	Foreign Currency Translation Adjustments	Gains (Losses) on Foreign Exchange Derivative Instruments	Gains (Losses) on Interest Rate Swap Derivative Instruments	Gains on Available- for-Sale Securities	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balances as of December 31, 2017	$(57,711)	$(2,280)	$—	$1,721	$(23,421)	$(81,691)
Adoption of new accounting standards (Notes 2 & 14)	(2,171)	—	—	(1,721)	(2,240)	(6,132)
Other comprehensive income (loss) before reclassifications	(11,971)	8,148	(1,926)	—	620	(5,129)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	1,410	476	—	5,070	6,956
Tax benefit (expense)	—	(2,020)	352	—	(1,375)	(3,043)
Balances as of December 31, 2018	$(71,853)	$5,258	$(1,098)	$—	$(21,346)	$(89,039)
Other comprehensive income (loss) before reclassifications	666	5,490	(2,185)	—	(31,065)	(27,094)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(8,465)	989	—	4,528	(2,948)
Tax benefit	—	618	291	—	6,144	7,053
Balances as of December 31, 2019	$(71,187)	$2,901	$(2,003)	$—	$(41,739)	$(112,028)

18. Interest Expense, Net and Other Expense, Net
The components of interest expense, net were as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Third party interest expense	$19,472	$19,171	$16,907
Loss on interest rate swap	989	476	—
Third party interest income	(848)	(1,245)	(1,198)
Total interest expense, net	$19,613	$18,402	$15,709

The components of other expense, net were as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Indemnification (gains) losses	$(498)	$(258)	$177
Non-service cost component of net periodic benefit cost	2,917	4,416	3,520
Other income	(1,544)	(529)	(1,254)
Total other expense, net	$875	$3,629	$2,443

19. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Year ended December 31,
(in thousands, except share and per share amounts)	2019	2018	2017

Net income attributable to Acushnet Holdings Corp.	$121,070	$99,872	$98,695

Weighted average number of common shares:
Basic	75,418,204	74,766,176	74,399,836
Diluted	75,759,605	75,472,342	74,590,999
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.61	$1.34	$1.33
Diluted	$1.60	$1.32	$1.32

Net income per common share attributable to Acushnet Holdings Corp. was calculated under the treasury stock method.
The Company’s potential dilutive securities for the years ended December 31, 2019, 2018, and 2017 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. As of December 31, 2018, an amount within the performance target range was achieved relating to the PSUs and as a result, the PSUs were included in diluted shares outstanding for the year ended December 31, 2018.
The following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Year ended December 31,
	2019	2018	2017
RSUs	1,013	13,885	360,659

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
Results shown for the years ended December 31, 2019, 2018 and 2017 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Net sales
Titleist golf balls	$551,596	$523,967	$512,041
Titleist golf clubs	434,357	445,341	397,987
Titleist golf gear	149,984	146,067	142,911
FootJoy golf wear	441,871	439,681	437,455
Other	103,549	78,665	69,864
Total net sales	$1,681,357	$1,633,721	$1,560,258
Segment operating income
Titleist golf balls	$93,305	$78,973	$78,419
Titleist golf clubs	38,811	45,156	32,084
Titleist golf gear	17,300	15,430	16,803
FootJoy golf wear	24,429	17,974	27,038
Other	15,043	15,560	14,904
Total segment operating income	188,888	173,093	169,248
Reconciling items:
Interest expense, net	(19,613)	(18,402)	(15,709)
Non-service cost component of net periodic benefit cost	(2,917)	(4,416)	(3,520)
Transaction fees	(2,654)	(599)	(686)
Other	1,461	628	2,343
Total income before income tax	$165,165	$150,304	$151,676

Depreciation and amortization expense by reportable segment are as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Depreciation and amortization
Titleist golf balls	$22,694	$24,155	$25,545
Titleist golf clubs	7,451	7,408	7,233
Titleist golf gear	1,603	1,531	1,425
FootJoy golf wear	6,451	6,731	6,058
Other	4,803	671	610
Total depreciation and amortization	$43,002	$40,496	$40,871

Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Year ended December 31,
(in thousands)	2019	2018	2017
Net sales
United States	$884,791	$826,111	$789,879
EMEA (1)	230,465	219,803	205,200
Japan	182,681	199,107	201,264
Korea	223,365	221,146	200,394
Rest of world	160,055	167,554	163,521
Total net sales	$1,681,357	$1,633,721	$1,560,258
___________________________________
(1) Europe, the Middle East and Africa (“EMEA”)
Long-lived assets (property, plant and equipment, net) categorized based on their location of domicile are as follows:

	Year ended December 31,
(in thousands)	2019	2018
Long-lived assets
United States	$148,883	$146,596
EMEA	11,906	9,472
Japan	663	764
Korea	7,441	5,682
Rest of world (2)	62,682	65,874
Total long-lived assets	$231,575	$228,388
___________________________________
(2) Includes manufacturing facilities in Thailand with long lived assets of $49.4 million and $52.2 million as of December 31, 2019 and 2018, respectively.
21. Business Combinations
On July 3, 2019, the Company, through a majority owned subsidiary, completed the acquisition of KJUS, a premium global ski and golf sportswear company, for a purchase price of $28.7 million, net of cash acquired. As part of the acquisition, the Company recorded a redeemable noncontrolling interest of $5.0 million. Additionally, the Company issued a loan of $4.4 million to the minority shareholders which was recorded as a reduction to redeemable noncontrolling interest as of December 31, 2019. The results of KJUS have been reported outside of the Company's reportable segments since the date of acquisition.
On October 1, 2018, the Company completed the acquisition of an 80% interest in certain assets and liabilities of PG Professional Golf, a leading supplier of pre-owned Titleist and other golf balls, for a purchase price of $14.4 million. The results of PG Professional Golf have been included in the Company's Titleist golf ball reporting segment since the date of acquisition.
In January 2018, the Company acquired all of the assets of Links & Kings, LLC for an immaterial amount. Links & Kings, LLC is a company dedicated to the design and handcrafted production of luxury leather golf and lifestyle products. The results of Links & Kings, LLC have been included in the Company's FootJoy golf wear reporting segment since the date of acquisition.

22. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2019.
Purchase obligations by the Company as of December 31, 2019 were as follows:

	Payments Due by Period
(in thousands)	2020	2021	2022	2023	2024	Thereafter
Purchase obligations	$128,242	$11,173	$2,269	$646	$450	$1,603

Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of December 31, 2019 and 2018, the Company’s estimate of its receivable for these indemnifications was $9.5 million and $8.9 million, respectively, which was recorded in other noncurrent assets on the consolidated balance sheets.
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
23. Unaudited Quarterly Financial Data
The table below summarizes quarterly results for fiscal 2019:

	Quarter ended (unaudited)
(in thousands)	December 31,	September 30,	June 30,	March 31,
2019
Net sales	$368,271	$417,166	$462,218	$433,702
Gross profit	186,691	217,344	246,043	222,157
Income from operations	28,565	43,726	61,135	52,227
Net income	19,618	30,006	38,902	36,039
Net income attributable to Acushnet Holdings Corp.	17,859	29,797	38,488	34,926
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.24	$0.40	$0.51	$0.46
Diluted	$0.24	$0.39	$0.51	$0.46

The table below summarizes quarterly results for fiscal 2018:

	Quarter ended (unaudited)
(in thousands)	December 31,	September 30,	June 30,	March 31,
2018
Net sales	$343,355	$370,427	$478,138	$441,801
Gross profit	174,929	188,938	250,810	227,674
Income from operations	19,599	25,873	64,579	62,284
Net income	12,264	7,349	40,369	43,090
Net income attributable to Acushnet Holdings Corp.	11,418	7,063	39,907	41,484
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.15	$0.09	$0.53	$0.56
Diluted	$0.15	$0.09	$0.53	$0.55

Net income per common share is computed individually for each of the quarters presented; therefore, the sum of the quarterly net income per common share may not necessarily equal the total for the year.