Form 10-Q
period 2020-03-31
Acushnet Holdings Corp.
filed 2020-05-07
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
The registrant had 74,277,181 shares of common stock outstanding as of May 1, 2020.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These forward-looking statements are included throughout this report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. The forward-looking statements also reflect our current views with respect to the impact of the novel coronavirus ("COVID-19") pandemic on our business, results of operations, financial position and cash flows. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable” and similar terms and phrases to identify forward-looking statements in this report, although not all forward-looking statements use these identifying words.
The forward-looking statements contained in this report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include:

•	the duration and impact of the COVID-19 pandemic, which may precipitate or exacerbate one or more of the following risks and uncertainties;

•	a reduction in the number of rounds of golf played or in the number of golf participants;

•	unfavorable weather conditions may impact the number of playable days and rounds played in a given year;

•	consumer spending habits and macroeconomic factors may affect the number of rounds of golf played and related spending on golf products;

•	demographic factors may affect the number of golf participants and related spending on our products;

•	a significant disruption in the operations of our manufacturing, assembly or distribution facilities;

•	our ability to procure raw materials or components of our products;

•	a disruption in the operations of our suppliers;

•	the cost of raw materials and components;

•	currency transaction and translation risk;

•	our ability to successfully manage the frequent introduction of new products or satisfy changing consumer preferences, quality and regulatory standards;

•	our reliance on technical innovation and high-quality products;

•	changes to the Rules of Golf with respect to equipment;

•	our ability to adequately enforce and protect our intellectual property rights;

•	involvement in lawsuits to protect, defend or enforce our intellectual property rights;

•	our ability to prevent infringement of intellectual property rights by others;

•	changes to patent laws;

•	intense competition and our ability to maintain a competitive advantage in each of our markets;

•	limited opportunities for future growth in sales of golf balls, golf shoes and golf gloves;

•	our customers’ financial condition, their levels of business activity and their ability to pay trade obligations;

•	a decrease in corporate spending on our custom logo golf balls;

•	our ability to maintain and further develop our sales channels;

•	consolidation of retailers or concentration of retail market share;

•	our ability to maintain and enhance our brands;

•	seasonal fluctuations of our business;

•	fluctuations of our business based on the timing of new product introductions;

•	risks associated with doing business globally;

•
compliance with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, as well as federal, state and local policies and executive orders regarding the COVID-19 pandemic;

•	our ability to secure professional golfers to endorse or use our products;

•	negative publicity relating to us or the golfers who use our products or the golf industry in general;

•	our ability to accurately forecast demand for our products;

•	a disruption in the service, or a significant increase in the cost, of our primary delivery and shipping services or a significant disruption at shipping ports;

•	our ability to maintain our information systems to adequately perform their functions;

•	cybersecurity risks;

•	the ability of our eCommerce systems to function effectively;

•	impairment of goodwill and identifiable intangible assets;

•	our ability to attract and/or retain management and other key employees and hire qualified management, technical and manufacturing personnel;

•	our ability to prohibit sales of our products by unauthorized retailers or distributors;

•	our ability to grow our presence in existing international markets and expand into additional international markets;

•	tax uncertainties, including potential changes in tax laws, unanticipated tax liabilities and limitations on utilization of tax attributes after any change of control;

•	adequate levels of coverage of our insurance policies;

•	product liability, warranty and recall claims;

•	litigation and other regulatory proceedings;

•	compliance with environmental, health and safety laws and regulations;

•	our ability to secure additional capital at all or on terms acceptable to us and potential dilution of holders of our common stock;

•	risks associated with acquisitions and investments;

•	our estimates or judgments relating to our critical accounting estimates;

•	terrorist activities and international political instability;

•	occurrence of natural disasters or pandemic diseases, including the COVID-19 pandemic;

•	our substantial leverage, ability to service our indebtedness, ability to incur more indebtedness and restrictions in the agreements governing our indebtedness;

•	our use of derivative financial instruments;

•	the ability of our controlling shareholder to control significant corporate activities, and our controlling shareholder’s interests may conflict with yours;

•	our status as a controlled company;

•	the market price of shares of our common stock;

•	our ability to maintain effective internal controls over financial reporting;

•	our ability to pay dividends;

•	our status as a holding company;

•	dilution from future issuances or sales of our common stock;

•	anti-takeover provisions in our organizational documents and Delaware law;

•	reports from securities analysts; and

•	other factors discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K and other reports we file with the SEC, including this Quarterly Report on Form 10-Q.
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

3

PART I.       FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2020	2019
Assets
Current assets
Cash and restricted cash ($15,724 and $8,514 attributable to the variable interest entity ("VIE"))	$55,924	$34,184
Accounts receivable, net	309,196	215,428
Inventories ($8,591 and $11,958 attributable to the VIE)	364,935	398,368
Prepaid and other assets	99,423	94,838
Total current assets	829,478	742,818
Property, plant and equipment, net ($11,096 and $11,374 attributable to the VIE)	226,085	231,575
Goodwill ($32,312 and $32,312 attributable to the VIE)	209,920	214,056
Intangible assets, net	478,579	480,794
Deferred income taxes	68,404	70,541
Other assets ($2,489 and $2,517 attributable to the VIE)	75,233	77,265
Total assets	$1,887,699	$1,817,049
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$174,809	$54,123
Current portion of long-term debt	17,500	17,500
Accounts payable ($9,989 and $8,360 attributable to the VIE)	96,013	102,335
Accrued taxes	32,747	36,032
Accrued compensation and benefits ($2,789 and $3,542 attributable to the VIE)	59,335	72,465
Accrued expenses and other liabilities ($3,591 and $4,468 attributable to the VIE)	85,983	76,663
Total current liabilities	466,387	359,118
Long-term debt	326,674	330,701
Deferred income taxes	4,010	4,837
Accrued pension and other postretirement benefits	119,705	118,852
Other noncurrent liabilities ($5,150 and $5,202 attributable to the VIE)	51,813	51,908
Total liabilities	968,589	865,416
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	546	807
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,648,553 and 75,619,587 shares issued	76	76
Additional paid-in capital	912,162	910,507
Accumulated other comprehensive loss, net of tax	(129,659)	(112,028)
Retained earnings	148,181	151,039
Treasury stock, at cost; 1,671,754 shares and 1,183,966 shares (including 299,894 and 56,000 of accrued share repurchases) (Note 9)	(45,106)	(31,154)
Total equity attributable to Acushnet Holdings Corp.	885,654	918,440
Noncontrolling interests	32,910	32,386
Total shareholders' equity	918,564	950,826
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,887,699	$1,817,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2020	2019
Net sales	$408,741	$433,702
Cost of goods sold	207,786	211,545
Gross profit	200,955	222,157
Operating expenses:
Selling, general and administrative	152,723	155,426
Research and development	13,220	12,751
Intangible amortization	1,956	1,753
Restructuring charges	11,628	—
Income from operations	21,428	52,227
Interest expense, net	4,123	4,883
Other expense (income), net	690	(970)
Income before income taxes	16,615	48,314
Income tax expense	7,640	12,275
Net income	8,975	36,039
Less: Net income attributable to noncontrolling interests	(98)	(1,113)
Net income attributable to Acushnet Holdings Corp.	$8,877	$34,926

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.12	$0.46
Diluted	0.12	0.46
Weighted average number of common shares:
Basic	74,545,280	76,006,989
Diluted	75,099,930	76,264,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
(in thousands)	2020	2019
Net income	$8,975	$36,039
Other comprehensive income (loss):
Foreign currency translation adjustments	(22,783)	3,842
Cash flow derivative instruments
Unrealized holding gains arising during period	7,402	1,359
Reclassification adjustments included in net income	(1,724)	(1,449)
Tax expense	(1,848)	(70)
Cash flow derivative instruments, net	3,830	(160)
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	1,690	(203)
Tax (expense) income	(368)	57
Pension and other postretirement benefits adjustments, net	1,322	(146)
Total other comprehensive (loss) income	(17,631)	3,536
Comprehensive (loss) income	(8,656)	39,575
Less: Comprehensive income attributable to noncontrolling interests	(118)	(1,113)
Comprehensive (loss) income attributable to Acushnet Holdings Corp.	$(8,774)	$38,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$8,975	$36,039
Adjustments to reconcile net income to cash used in operating activities
Depreciation and amortization	10,269	9,797
Unrealized foreign exchange gains	(200)	(61)
Amortization of debt issuance costs	213	369
Share-based compensation	2,187	1,785
Gain on disposals of property, plant and equipment	(2)	—
Deferred income taxes	(1,194)	5,889
Changes in operating assets and liabilities
Accounts receivable	(102,181)	(146,894)
Inventories	19,092	17,373
Accounts payable	(2,652)	4,491
Accrued taxes	(2,125)	(7,941)
Other assets and liabilities	(4,894)	(10,912)
Cash flows used in operating activities	(72,512)	(90,065)
Cash flows from investing activities
Additions to property, plant and equipment	(5,741)	(5,462)
Cash flows used in investing activities	(5,741)	(5,462)
Cash flows from financing activities
Proceeds from short-term borrowings, net	125,133	140,778
Repayments of term loan facility	(4,375)	—
Repayments of delayed draw term loan A facility	—	(1,875)
Repayment of term loan A facility	—	(7,031)
Purchases of common stock	(6,976)	—
Debt issuance costs	(14)	—
Dividends paid on common stock	(11,521)	(11,872)
Payment of employee restricted stock tax withholdings	(380)	(10,924)
Cash flows provided by financing activities	101,867	109,076
Effect of foreign exchange rate changes on cash and restricted cash	(1,874)	314
Net increase in cash and restricted cash	21,740	13,863
Cash and restricted cash, beginning of year	34,184	31,014
Cash and restricted cash, end of period	$55,924	$44,877
Supplemental information
Non-cash additions to property, plant and equipment	$1,161	$222
Non-cash additions to right-of-use assets obtained in exchange for operating lease obligations	2,020	1,635
Non-cash additions to right-of-use assets obtained in exchange for finance lease obligations	357	—
Dividend equivalents rights ("DERs") declared not paid	231	198
Share repurchase liability (Note 9)	6,976	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2018	74,760	$75	$910,890	$(89,039)	$72,946	$—	$894,872	$32,112	$926,984
Net income	—	—	—	—	34,926	—	34,926	1,113	36,039
Other comprehensive income	—	—	—	3,536	—	—	3,536	—	3,536
Share-based compensation	—	—	1,785	—	—	—	1,785	—	1,785
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 10)	844	1	(10,926)	—	—	—	(10,925)	—	(10,925)
Dividends and dividend equivalents declared	—	—	—	—	(10,782)	—	(10,782)	—	(10,782)
Balances as of March 31, 2019	75,604	$76	$901,749	$(85,503)	$97,090	$—	$913,412	$33,225	$946,637

Balances as of December 31, 2019	75,620	$76	$910,507	$(112,028)	$151,039	$(31,154)	$918,440	$32,386	$950,826
Net income	—	—	—	—	8,877	—	8,877	524	9,401
Other comprehensive loss	—	—	—	(17,631)	—	—	(17,631)	—	(17,631)
Share-based compensation	—	—	2,023	—	—	—	2,023	—	2,023
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 10)	29	—	(368)	—	—	—	(368)	—	(368)
Purchases of common stock (Note 9)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Share repurchase liability (Note 9)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Dividends and dividend equivalents declared	—	—	—	—	(11,735)	—	(11,735)	—	(11,735)
Balances as of March 31, 2020	75,649	$76	$912,162	$(129,659)	$148,181	$(45,106)	$885,654	$32,910	$918,564

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the full year ending December 31, 2020, nor were those of the comparable 2019 period representative of those actually experienced for the full year ended December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2019 included in its Annual Report on Form 10-K filed with the SEC on February 27, 2020.
Risks and Uncertainties
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”) resulting in government-ordered shutdowns of non-essential businesses, travel restrictions and restrictions on public gatherings. This has led to reduced consumer demand for golf-related products, the temporary closure of golf courses, including on-course retail pro shops, the temporary closure of off-course retail partner locations and the cancellation of professional golf tour events. In response to the outbreak and to mitigate the spread of the COVID-19 pandemic, the Company has, consistent with related orders from federal, state and local governments, temporarily closed or limited operations in its North American manufacturing facilities, distribution centers and its corporate offices, with associates working remotely where possible. Outside of the U.S., many distribution centers, including those in Europe, are operating on a limited basis. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level to evaluate possible extensions to all or part of such closures.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including: impairment of goodwill and indefinite-lived intangible assets; impairment of long lived assets, including property, plant and equipment; the fair value and collectability of receivables and other financial assets; the valuation of inventory; the effectiveness of foreign exchange forward contracts designated as cash flow hedges and the credit quality of the financial institutions with which the Company enters into derivative contracts; continuing compliance with debt covenants related to the Company's credit facility; and the probability of achievement of the performance metrics related to the Company's performance stock units (“PSUs”). The primary impacts to the Company’s consolidated financial statements as of March 31, 2020 include the hedge de-designation of certain foreign exchange forward contracts deemed ineffective (Note 5) and a decrease in share-based compensation expense related to the Company's PSUs (Note 10).
In addition, the Company has taken several steps to strengthen its financial position and balance sheet, bolster its liquidity position and to provide additional financial flexibility, including reducing payroll costs through associate furloughs and a temporary reduction in senior management compensation, reducing discretionary spending, reducing capital expenditures, suspending its share repurchase program, temporarily suspending cash retainers of its Board of Directors and drawing down $200.0 million on its revolving credit facility on April 1, 2020 (Note 4).
As the COVID-19 pandemic is complex and continues to evolve, the Company's plans as described above may change. At this point, the Company cannot reasonably estimate the duration and severity of this pandemic, which it expects will have a material impact on its business, results of operations, financial position and cash flows.

Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company has also made estimates of the impact of COVID-19 within its unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods. Actual results could differ from these estimates.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE, which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of March 31, 2020 and December 31, 2019. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Noncontrolling Interests and Redeemable Noncontrolling Interest
The ownership interests held by owners other than the Company in less than wholly-owned subsidiaries are classified as noncontrolling interests. Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The financial results and position of the noncontrolling interests are included in their entirety in the Company’s unaudited condensed consolidated statements of operations and unaudited condensed consolidated balance sheets. The value attributable to the noncontrolling interests is presented on the unaudited condensed consolidated balance sheets, separately from the equity attributable to the Company. The value attributable to the redeemable noncontrolling interest and the related loan to the minority shareholders, which is recorded as a reduction to redeemable noncontrolling interest, is presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders included in temporary equity on the unaudited condensed consolidated balance sheet was $4.4 million as of both March 31, 2020 and December 31, 2019. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are presented separately on the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income (loss), respectively.
Cash and Restricted Cash
Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of both March 31, 2020 and December 31, 2019, the amount of restricted cash included in cash and restricted cash on the unaudited condensed consolidated balance sheets was $2.0 million.
Accounts Receivable
On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, "Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The CECL methodology requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables.

The only financial assets held by the Company which are subject to evaluation under the CECL model are trade receivables. The Company adopted ASU 2016-13 using the modified retrospective method. The adoption of this standard did not have an impact on the carrying value of trade receivables. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current and forecasted economic conditions which affect the collectability of the reported amounts. The Company continues to monitor the impact of the COVID-19 pandemic on its expected credit losses, which has been considered in the estimate of expected credit losses as of March 31, 2020.
The activity related to the allowance for doubtful accounts was as follows:

(in thousands)	Three months ended March 31, 2020
Balance at beginning of period	$5,338
Bad debt expense	916
Amount of receivables written off	(286)
Foreign currency translation and other	(186)
Balance at end of period	$5,782

Foreign Currency Translation and Transactions
Foreign currency transaction gains (losses) included in selling, general and administrative expense were losses of $1.0 million and gains of $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
Recently Adopted Accounting Standards
Intangibles —Goodwill and Other —Internal-Use Software
On January 1, 2020, the Company adopted ASU 2018-15, "Intangibles -Goodwill and Other -Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" ("ASU 2018-15"). The amendments in this update aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this standard did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Standards
Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Income Taxes (Topic 740) -Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to general principles in Topic 740. The amendments also improve consistent application and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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

2. Inventories
The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2020	2019
Raw materials and supplies	$73,642	$87,675
Work-in-process	27,848	22,024
Finished goods	263,445	288,669
Inventories	$364,935	$398,368

3. Product Warranty
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$4,048	$3,331
Provision	1,209	1,074
Claims paid/costs incurred	(944)	(876)
Foreign currency translation and other	(164)	19
Balance at end of period	$4,149	$3,548

4. Debt and Financing Arrangements
Credit Facility
The credit facility includes a revolving credit facility and a term loan facility. There were outstanding borrowings under the revolving credit facility of $165.0 million and $50.3 million as of March 31, 2020 and December 31, 2019, respectively. The weighted average interest rate applicable to these outstanding borrowings was 2.25% and 3.54% as of March 31, 2020 and December 31, 2019, respectively.
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2020, the Company was in compliance with all covenants under the credit agreement.
As of March 31, 2020, the Company had available borrowings under its revolving credit facility of $225.3 million after giving effect to $9.7 million of outstanding letters of credit.
On April 1, 2020, the Company drew down $200.0 million under its revolving credit facility. Following the draw down, on April 1, 2020, the Company had approximately $367.5 million outstanding and $22.4 million of available borrowings under its revolving credit facility, after giving effect to $10.1 million of outstanding letters of credit. See Note 1 for further discussion on the Company's evaluation and response to the COVID-19 pandemic.

Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were outstanding borrowings under the Company's local credit facilities of $9.8 million and $3.8 million as of March 31, 2020 and December 31, 2019, respectively. The weighted average interest rate applicable to the outstanding borrowings was 2.09% and 2.29% as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, the Company had available borrowings remaining under these local credit facilities of $52.8 million.
Letters of Credit
As of March 31, 2020 and December 31, 2019, there were outstanding letters of credit related to agreements, including the Company's credit facility, totaling $13.3 million and $14.8 million, respectively, of which $10.2 million and $11.6 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $59.7 million and $59.8 million as of March 31, 2020 and December 31, 2019, respectively.
5. Derivative Financial Instruments
The Company principally uses derivative financial instruments to reduce the impact of foreign currency fluctuations and interest rate variability on the Company's results of operations. The principal derivative financial instruments the Company enters into are foreign exchange forward contracts and interest rate swaps. The Company does not enter into derivative financial instrument contracts for trading or speculative purposes.
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of March 31, 2020 and December 31, 2019 was $276.4 million and $287.9 million, respectively.
As a result of the impact of the COVID-19 pandemic, the Company de-designated certain foreign exchange cash flow hedges deemed ineffective. The gross outstanding U.S. dollar equivalent notional amount of these foreign exchange forward contracts as of March 31, 2020 was $17.2 million, which is not included in the amounts above. See Note 1 for further discussion on the Company's evaluation and response to the COVID-19 pandemic.
The Company also enters into foreign exchange forward contracts, which do not qualify as hedging instruments under U.S. GAAP, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of March 31, 2020 and December 31, 2019.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. The interest rate swap contracts are accounted for as cash flow hedges. As of both March 31, 2020 and December 31, 2019, the notional value of the Company's outstanding interest rate swap contracts was $160.0 million.

Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		March 31,	December 31,
Balance Sheet Location	Hedge Instrument Type	2020	2019
Prepaid and other assets (1)	Foreign exchange forward	$11,772	$4,549
Other assets	Foreign exchange forward	3,443	1,109
Accrued expenses and other liabilities (2)	Foreign exchange forward	2,670	2,561
	Interest rate swap	3,630	1,862
Other noncurrent liabilities	Foreign exchange forward	406	115
	Interest rate swap	611	789

(1) Excludes $0.7 million related to hedges deemed ineffective as of March 31, 2020.
(2) Excludes $0.1 million related to hedges deemed ineffective as of March 31, 2020.
The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended
	March 31,
(in thousands)	2020	2019
Type of hedge
Foreign exchange forward	$9,467	$2,087
Interest rate swap	(2,065)	(728)
Total	$7,402	$1,359

Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statement of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $7.2 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net loss of $3.6 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 11.
The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2020	2019
Location of gain (loss) in statement of operations
Foreign exchange forward:
Cost of goods sold	$1,542	$1,606
Selling, general and administrative (1)(2)	1,534	(314)
Total	$3,076	$1,292

Interest Rate Swap:
Interest expense, net	$(478)	$(157)
Total	$(478)	$(157)

_______________________________________________________________________________

(1)	Relates to net gains (losses) on foreign exchange forward contracts derived from previously designated cash flow hedges.

(2)	Excludes net gains of $0.7 million reclassified out of accumulated other comprehensive loss, net of tax related to hedges deemed ineffective during the three months ended March 31, 2020.

Credit Risk
The Company enters into derivative contracts with major financial institutions with investment grade credit ratings and is exposed to credit losses in the event of non-performance by these financial institutions. This credit risk is generally limited to the unrealized gains in the derivative contracts. However, the Company monitors the credit quality of these financial institutions, as well as its own credit quality, and considers the risk of counterparty default to be minimal.
6. Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 were as follows:

	Fair Value Measurements as of
	March 31, 2020 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,620	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	12,521	—	Prepaid and other assets
Deferred compensation program assets	700	—	—	Other assets
Foreign exchange derivative instruments	—	3,443	—	Other assets
Total assets	$6,320	$15,964	$—
Liabilities
Foreign exchange derivative instruments	$—	$2,819	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	3,630	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	700	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	406	—	Other noncurrent liabilities
Interest rate derivative instruments	—	611	—	Other noncurrent liabilities
Total liabilities	$700	$7,466	$—
 Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows:

	Fair Value Measurements as of
	December 31, 2019 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$6,070	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	4,549	—	Prepaid and other assets
Deferred compensation program assets	870	—	—	Other assets
Foreign exchange derivative instruments	—	1,109	—	Other assets
Total assets	$6,940	$5,658	$—
Liabilities
Foreign exchange derivative instruments	$—	$2,561	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1,862	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	870	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	115	—	Other noncurrent liabilities
Interest rate derivative instruments	—	789	—	Other noncurrent liabilities
Total liabilities	$870	$5,327	$—

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
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to limit currency risk that would otherwise result from changes in foreign exchange rates (Note 5). The Company uses the mid‑price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.
Interest rate derivative instruments are interest rate swap contracts used to hedge the interest rate fluctuations of the Company's floating rate debt (Note 5). The valuation for the interest rate swap is calculated as the net of the discounted future cash flows of the pay and receive legs of the swap. Mid-market interest rates on the valuation date are used to create the forward curve for floating legs and discount curve.
7. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
(in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost (income)
Service cost	$2,316	$2,242	$171	$161
Interest cost	2,512	2,980	112	138
Expected return on plan assets	(2,903)	(3,299)	—	—
Amortization of net loss (gain)	964	272	(214)	(363)
Amortization of prior service cost (credit)	70	44	(34)	(34)
Net periodic benefit cost (income)	$2,959	$2,239	$35	$(98)

The non-service cost components of net periodic benefit cost (income) are included in other expense (income), net in the unaudited condensed consolidated statements of operations.
8. Income Taxes
Income tax expense decreased by $4.7 million to $7.6 million for the three months ended March 31, 2020 compared to $12.3 million for the three months ended March 31, 2019. The Company’s effective tax rate ("ETR") was 46.0% for the three months ended March 31, 2020 compared to 25.4% for the three months ended March 31, 2019. The increase in the ETR was primarily driven by the impact of the COVID-19 pandemic on the Company's jurisdictional mix of earnings and the effect of foreign currency losses incurred in the quarter that cannot be benefited, as well as, a reduction in discrete tax benefits related to share-based compensation expense.
9. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 10), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2020:
First Quarter	$0.155	$11,735
Total dividends declared in 2020	$0.155	$11,735

2019:
Fourth Quarter	$0.14	$10,718
Third Quarter	0.14	10,726
Second Quarter	0.14	10,751
First Quarter	0.14	10,782
Total dividends declared in 2019	$0.56	$42,977

During the second quarter of 2020, the Company's Board of Directors declared a dividend of $0.155 per common share to shareholders of record as of June 5, 2020 and payable on June 19, 2020.

Share Repurchase Program
As of March 31, 2020, the Board of Directors had authorized the Company to repurchase up to an aggregate $100.0 million of its issued and outstanding common stock.
Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement. As previously disclosed, in connection with this share repurchase program, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $24.9 million, at the same weighted average per share price.
The Company's share repurchase activity was as follows:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2020	2019
Shares repurchased (1)	243,894	—
Average price	$28.60	$—
Aggregate value	$6,976	$—
_______________________________________________________________________________
(1) There were no shares repurchased from Magnus during the three months ended March 31, 2020 related to the Magnus share repurchase agreement.
In relation to the Magnus share repurchase agreement, the Company recorded a liability to repurchase additional shares of common stock from Magnus of $8.8 million (299,894 shares) and $1.8 million (56,000 shares), which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. Excluding the impact of the share repurchase liability, as of March 31, 2020 the Company had $63.7 million remaining under the current share repurchase authorization, including $11.1 million related to the Magnus share repurchase agreement.
In April 2020, the Company announced that it was suspending stock repurchases in light of the COVID-19 pandemic. The Company has the ability to resume repurchases if it deems circumstances warrant. See Note 1 for further discussion on the Company's evaluation and response to the COVID-19 pandemic.
10. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), PSUs and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of March 31, 2020, the only awards granted under the 2015 Plan were RSUs and PSUs.
Restricted Stock and Performance Stock Units
RSUs granted to members of the Board of Directors vest immediately into shares of common stock. RSUs granted to Company officers generally vest over three years, with one-third of each grant vesting annually, subject to the recipient's continued employment with the Company. RSUs granted to other employees, consultants and advisors of the Company vest in accordance with the terms of the grants, generally over three years, subject to the recipient’s continued service to the Company. PSUs vest, subject to the recipient's continued employment with the Company, based upon the Company's performance against specified metrics which are generally over a three year performance period. At the end of the performance period, the number of shares of common stock that could be issued is fixed based upon the level of performance against these metrics. The number of shares that could be issued can range from 0% to 200% of the recipient's target award. Recipients of the awards granted under the 2015 Plan may elect to defer receipt of all or any portion of any shares of common stock issuable upon vesting to a future date elected by the recipient.
All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.

A summary of the Company’s RSUs and PSUs as of March 31, 2020 and changes during the three months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2019	947,243	$23.49	207,077	$23.47
Granted	492,975	25.45	252,031	25.45
Vested (1)	(62,259)	21.38	—	—
Outstanding as of March 31, 2020	1,377,959	$24.28	459,108	$24.55

_______________________________________________________________________________
(1) Included 52,386 shares of common stock related to RSUs and no shares of common stock related to PSUs that were not delivered as of March 31, 2020.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued (1)	42,797	—	392,062	900,226
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(13,831)	—	(123,013)	(325,246)
Net shares of common stock issued	28,966	—	269,049	574,980

Cumulative undelivered shares of common stock	240,512	—	147,251	—
______________________________________________________________________________
(1) Shares of common stock issued related to PSUs represents PSUs that vested in 2018 but were delivered in common stock during the three months ended March 31, 2019.
Compensation expense recorded related to RSUs and PSUs in the consolidated statement of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2020	2019
RSUs	$2,478	$1,570
PSUs	(455)	215

The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $23.5 million and $4.6 million, respectively, as of March 31, 2020 and is expected to be recognized over the related weighted average period of 2.2 years and 2.5 years, respectively.
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2020	2019
Cost of goods sold	$225	$167
Selling, general and administrative	1,714	1,467
Research and development	248	151
Total compensation expense before income tax	2,187	1,785
Income tax benefit	463	390
Total compensation expense, net of income tax	$1,724	$1,395

11. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 5) and pension and other postretirement adjustments (Note 7).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses) on	Pension and	Accumulated
	Currency	Foreign Exchange	Interest Rate	Other	Other
	Translation	Derivative	Swap Derivative	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Instruments	Adjustments	Loss, Net of Tax
Balance as of December 31, 2019	$(71,187)	$2,901	$(2,003)	$(41,739)	$(112,028)
Other comprehensive income (loss) before reclassifications	(22,783)	9,467	(2,065)	904	(14,477)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(2,202)	478	786	(938)
Tax benefit (expense)	—	(2,233)	385	(368)	(2,216)
Balance as of March 31, 2020	$(93,970)	$7,933	$(3,205)	$(40,417)	$(129,659)

12. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2020	2019

Net income attributable to Acushnet Holdings Corp.	$8,877	$34,926

Weighted average number of common shares:
Basic	74,545,280	76,006,989
Diluted	75,099,930	76,264,038

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.12	$0.46
Diluted	$0.12	$0.46

Net income per common share attributable to Acushnet Holdings Corp. for the three months ended March 31, 2020 and 2019 was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three months ended March 31, 2020 and 2019 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
For the three months ended March 31, 2020 and 2019, the following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Three months ended
	March 31,
	2020	2019
RSUs	—	4,050

13. Segment Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The Company has four reportable segments that are organized on the basis of product categories. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear.
The CODM primarily evaluates performance using segment operating income (loss). Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net, restructuring charges, the non-service cost component of net periodic benefit cost, transaction fees and other non‑operating gains and losses as the Company does not allocate these to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.
Results shown for the three months ended March 31, 2020 and 2019 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Net sales
Titleist golf balls	$116,239	$141,667
Titleist golf clubs	93,214	91,318
Titleist golf gear	43,525	45,181
FootJoy golf wear	130,387	140,981
Other	25,376	14,555
Total net sales	$408,741	$433,702

Segment operating income (loss)
Titleist golf balls	$3,243	$19,728
Titleist golf clubs	4,503	(405)
Titleist golf gear	8,865	9,151
FootJoy golf wear	14,297	20,144
Other	1,080	3,440
Total segment operating income	31,988	52,058
Reconciling items:
Interest expense, net	(4,123)	(4,883)
Restructuring charges	(11,628)	—
Non-service cost component of net periodic benefit cost	(507)	262
Other	885	877
Total income before income tax	$16,615	$48,314

Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended March 31,
(in thousands)	2020	2019
United States	$211,008	$230,383
EMEA (1)	74,671	71,078
Japan	37,556	40,735
Korea	50,449	49,042
Rest of world	35,057	42,464
Total net sales	$408,741	$433,702

_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")

14. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers.
The Company's purchase obligations as of March 31, 2020 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2020	2021	2022	2023	2024	Thereafter
Purchase obligations (1)	$139,355	$17,955	$4,065	$649	$467	$1,603

_______________________________________________________________________________

(1)	The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2020.
Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam Suntory, Inc. indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of March 31, 2020 and December 31, 2019, the Company’s estimate of its receivable for these indemnifications was $9.6 million and $9.5 million, respectively, which was recorded in other assets on the unaudited condensed consolidated balance sheets.
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
15. Restructuring Charges
During the first quarter of 2020, management approved a restructuring program to refine its business model and improve operational efficiencies. This program included both a voluntary retirement program and involuntary headcount reductions, which are discussed further below.
During the three months ended March 31, 2020, the Company announced a voluntary bridge to retirement ("VBR") program for certain eligible employees. The program is part of the Company's long-term strategic planning process and is designed to bridge eligible employees to retirement. As part of this program, employees were offered severance in the form of salary continuation, including benefits, as well as accrued bonus incentives. During the three months ended March 31, 2020, the Company recorded $11.2 million in severance and other benefits related to the VBR program, of which $7.5 million was included in accrued compensation and benefits and $3.7 million was included in other noncurrent liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2020. There are no further costs expected to be incurred with this voluntary program.
During the three months ended March 31, 2020, the Company began involuntary headcount reductions and recorded $0.4 million in severance and other benefits.
Subject to the length and severity of the COVID-19 pandemic, the Company may implement additional restructuring programs in the future.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including those described in “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10‑Q and in our other filings with the Securities and Exchange Commission (“SEC”). Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” following the Table of Contents. Unless otherwise noted, the figures in the following discussion are unaudited.
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
Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”). To date, the COVID-19 pandemic has spread across multiple countries and resulted in government-ordered shutdowns of non-essential businesses, travel restrictions and restrictions on public gatherings. This has led to reduced consumer demand for golf-related products, the temporary closure of golf courses, including on-course retail pro shops, the temporary closure of off-course retail partner locations and the cancellation of professional golf tour events. In response to the outbreak and to mitigate the spread of the COVID-19 pandemic, we have, consistent with related orders from federal, state and local governments, temporarily closed or limited operations in our North American manufacturing facilities, distribution centers and corporate offices, with associates working remotely where possible. Outside of the U.S., many distribution centers, including those in Europe, are operating on a limited basis. As our fiscal first quarter 2020 ended on March 31, 2020, we had business disruptions to varying degrees across many regions. Our businesses in Asia were adversely impacted earlier in the quarter and are at varying stages of recovery, with Korea nearly fully recovered and other markets working their way towards recovery. Our businesses in the United States, Europe, Canada and Australia began to see the impacts of the COVID-19 pandemic later in the quarter and continue to be adversely impacted. Coinciding with the government-ordered shutdown of non-essential businesses and restrictions on public gatherings, consumer demand for our products slowed significantly in March, particularly in the United States. As a result, the COVID-19 pandemic has materially impacted our results of operations for the first quarter of 2020 as described in more detail under “Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019” below. While it is impossible to quantify the impact of the COVID-19 pandemic, we expect business disruptions as a result of the COVID-19 pandemic to continue to have a material impact on our business, results of operations, financial position and cash flows.

We have taken several steps to strengthen our financial position and balance sheet, bolster our liquidity position and provide additional financial flexibility, including reducing payroll costs through associate furloughs and a temporary reduction in senior management compensation, reducing discretionary spending, reducing capital expenditures, suspending our share repurchase program, temporarily suspending cash retainers of our Board of Directors and drawing down $200.0 million on our revolving credit facility on April 1, 2020.
Given the uncertainty of the COVID-19 pandemic situation, we cannot reasonably estimate the impacts of the COVID-19 pandemic on our business, results of operations, financial position and cash flows in the future. However, we do expect that it will materially impact our operations going forward due to:

•	the impact of governmental orders and regulations that have been and may be imposed in response to the pandemic;

•	potential changes in consumer behavior, including consumer confidence, spending habits and rounds of golf played; and

•	a slowdown in the U.S. and global economy.
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
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income attributable to Acushnet Holdings Corp. adjusted for interest expense, net, income tax expense, depreciation and amortization and other items defined in the agreement, including: share-based compensation expense; restructuring charges; certain transaction fees; extraordinary, unusual or non-recurring losses or charges; indemnification expense (income); executive pension settlement; certain other non-cash (gains) losses, net and the net income relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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
Lastly, we use segment operating income to evaluate and assess the performance of each of our reportable segments and to make budgeting decisions. Segment operating income includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net; restructuring charges; the non-service cost component of net periodic benefit cost; transaction fees and other non-operating gains and losses as we do not allocate these to the reportable segments.
Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended
	March 31,
(in thousands)	2020	2019
Net sales	$408,741	$433,702
Cost of goods sold	207,786	211,545
Gross profit	200,955	222,157
Operating expenses:
Selling, general and administrative	152,723	155,426
Research and development	13,220	12,751
Intangible amortization	1,956	1,753
Restructuring charges	11,628	—
Income from operations	21,428	52,227
Interest expense, net	4,123	4,883
Other expense (income), net	690	(970)
Income before income taxes	16,615	48,314
Income tax expense	7,640	12,275
Net income	8,975	36,039
Less: Net income attributable to noncontrolling interests	(98)	(1,113)
Net income attributable to Acushnet Holdings Corp.	$8,877	$34,926
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$8,877	$34,926
Interest expense, net	4,123	4,883
Income tax expense	7,640	12,275
Depreciation and amortization	10,269	9,797
Share-based compensation	2,187	1,785
Restructuring charges (1)	11,628	—
Other extraordinary, unusual or non-recurring items, net (2)	7,986	(554)
Net income attributable to noncontrolling interests	98	1,113
Adjusted EBITDA	$52,808	$64,225
Adjusted EBITDA margin	12.9%	14.8%

_______________________________________________________________________________________

(1)	Relates to severance and other charges associated with management's approved restructuring program to refine its business model and improve operational efficiencies.

(2)
Includes salaries and benefits paid for associates who could not work due to government mandated shutdowns, fringe benefits paid for furloughed associates, spoiled raw materials, incremental costs to support remote work and the cost of additional health and safety equipment of $7.5 million during the three months ended March 31, 2020 and $0.5 million and $(0.6) million of non-cash indemnification expense (income) related to obligations owed to us and other non-cash (gains) losses, net that are included when calculating net income attributable to Acushnet Holdings Corp. during the three months ended March 31, 2020 and 2019, respectively.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
Titleist golf balls	$116.2	$141.7	$(25.5)	(18.0)%	$(24.1)	(17.0)%
Titleist golf clubs	93.2	91.3	1.9	2.1%	2.7	3.0%
Titleist golf gear	43.5	45.2	(1.7)	(3.8)%	(0.8)	(1.8)%
FootJoy golf wear	130.4	141.0	(10.6)	(7.5)%	(9.1)	(6.5)%

Segment operating income (loss) by reportable segment is summarized as follows:

	Three months ended
(in millions)	March 31,		Increase/(Decrease)
Segment operating income (loss)	2020	2019	$ change	% change
Titleist golf balls	$3.2	$19.7	$(16.5)	(83.8)%
Titleist golf clubs	4.5	(0.4)	4.9	1,225.0%
Titleist golf gear	8.9	9.2	(0.3)	(3.3)%
FootJoy golf wear	14.3	20.1	(5.8)	(28.9)%

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
United States	$211.0	$230.4	$(19.4)	(8.4)%	$(19.4)	(8.4)%
EMEA	74.7	71.1	3.6	5.1%	5.3	7.5%
Japan	37.6	40.7	(3.1)	(7.6)%	(3.8)	(9.3)%
Korea	50.4	49.0	1.4	2.9%	4.5	9.2%
Rest of world	35.0	42.5	(7.5)	(17.6)%	(6.4)	(15.1)%
Total net sales	$408.7	$433.7	$(25.0)	(5.8)%	$(19.8)	(4.6)%

Net Sales
Net sales decreased by $25.0 million, or 5.8%, to $408.7 million for the three months ended March 31, 2020 compared to $433.7 million for the three months ended March 31, 2019. On a constant currency basis, net sales decreased by $19.8 million, or 4.6%, to $413.9 million. The decrease in net sales on a constant currency basis was due to a decrease of $24.1 million in Titleist golf ball sales and a decrease of $9.1 million in FootJoy golf wear, primarily as a result of the negative impact of the COVID-19 pandemic in the first quarter of 2020, as previously described. The remaining change in net sales was primarily due to the acquisition of KJUS during the third quarter of 2019. The results of KJUS have not been allocated to any of our reportable segments.
Net sales in the United States decreased by $19.4 million, or 8.4%, to $211.0 million for the three months ended March 31, 2020 compared to $230.4 million for the three months ended March 31, 2019. Overall, sales in the United States were lower as a result of the negative impact of the COVID-19 pandemic. Net sales were lower across all reportable segments, with Titleist golf balls sales down $17.3 million, FootJoy golf wear sales down $2.5 million and Titleist golf gear sales down $1.9 million. The remaining change in net sales was primarily due to the acquisition of KJUS during the third quarter of 2019.
Net sales in regions outside of the United States were also negatively impacted by the COVID-19 pandemic. Net sales in regions outside of the United States decreased by $5.6 million, or 2.8%, to $197.7 million for the three months ended

March 31, 2020 compared to $203.3 million for the three months ended March 31, 2019. On a constant currency basis, net sales in such regions decreased by $0.4 million, or 0.2%, to $202.9 million. In EMEA, the increase in net sales was primarily due to the acquisition of KJUS, offset by lower sales volumes of Titleist golf balls and FootJoy footwear. In Japan, the decrease in net sales was primarily due to a decrease in sales of Titleist golf balls and FootJoy golf wear. In Korea, the increase in net sales was driven by increased sales across all categories with the exception of FootJoy golf wear. Sales in the rest of the world were lower as a result of a decrease in Titleist golf balls and FootJoy golf wear.
Gross Profit
Gross profit decreased by $21.2 million to $201.0 million for the three months ended March 31, 2020 compared to $222.2 million for the three months ended March 31, 2019. Gross margin decreased to 49.2% for the three months ended March 31, 2020 compared to 51.2% for the three months ended March 31, 2019. The decrease in gross profit resulted from a decrease of $20.1 million in gross profit in Titleist golf balls and a decrease of $8.1 million in gross profit in FootJoy golf wear, each primarily due to sales volume declines discussed above. The remaining change in gross profit was primarily due to the acquisition of KJUS, acquired in the third quarter of 2019.
The decrease in gross margin was primarily driven by lower gross margins in the Titleist golf ball and FootJoy golf wear segments. The Titleist golf ball segment experienced unfavorable manufacturing overhead absorption related to the temporary closure of our U.S. based golf ball manufacturing facilities and FootJoy experienced lower footwear production volume at our footwear manufacturing facility, both as a result of the negative impact of the COVID-19 pandemic.
Selling, General and Administrative Expenses
SG&A expenses decreased by $2.7 million to $152.7 million for the three months ended March 31, 2020 compared to $155.4 million for the three months ended March 31, 2019. This decrease was primarily due to a decrease of $3.6 million in advertising and promotional costs and $3.1 million in lower employee related expenses, partially offset by an increase of $3.4 million in selling expenses primarily related to our acquisition of KJUS. Overall SG&A included a $1.3 million favorable impact of changes in foreign currency exchange rates across all expense categories and segments.
Research and Development
R&D expenses increased by $0.4 million to $13.2 million for the three months ended March 31, 2020 compared to $12.8 million for the three months ended March 31, 2019. R&D expenses increased as a result of the acquisition of KJUS.
Intangible Amortization
Intangible amortization expense increased $0.2 million to $2.0 million for the three months ended March 31, 2020 compared to $1.8 million for the three months ended March 31, 2019, primarily due to an increase in amortizing intangible assets related to the acquisition of KJUS.
Restructuring Charges
During the first quarter of 2020, management approved a restructuring program to refine our business model and improve operational efficiencies. This program included both a voluntary retirement program and involuntary headcount reductions. As part of this program we recorded $11.2 million in severance and other benefits expense related to the voluntary retirement program, as well as, $0.4 million in severance and other benefits related to our involuntary program during the three months ended March 31, 2020.
Interest Expense, net
Interest expense, net decreased by $0.8 million to $4.1 million for the three months ended March 31, 2020 compared to $4.9 million for the three months ended March 31, 2019.
Other Expense (Income), net
Other expense (income), net increased by $1.7 million to other expense of $0.7 million for the three months ended March 31, 2020 compared to other income of $1.0 million for the three months ended March 31, 2019. This increase was primarily due to an increase in non-service related pension costs.

Income Tax Expense
Income tax expense decreased by $4.7 million to $7.6 million for the three months ended March 31, 2020 compared to $12.3 million for the three months ended March 31, 2019. Our effective tax rate ("ETR") was 46.0% for the three months ended March 31, 2020 compared to 25.4% for the three months ended March 31, 2019. The increase in the ETR was primarily driven by the negative impact of the COVID-19 pandemic on our jurisdictional mix of earnings and the effect of foreign currency losses incurred in the quarter that cannot be benefited, as well as, a reduction in discrete tax benefits related to share-based compensation expense.
Net Income Attributable to Acushnet Holdings Corp.
Net income attributable to Acushnet Holdings Corp. decreased by $26.0 million to $8.9 million for the three months ended March 31, 2020 compared to $34.9 million for the three months ended March 31, 2019, primarily as a result of a decrease in income from operations as discussed above, partially offset by a decrease in income tax expense.
Adjusted EBITDA
Adjusted EBITDA decreased by $11.4 million to $52.8 million for the three months ended March 31, 2020 compared to $64.2 million for the three months ended March 31, 2019, primarily due to a decrease in income from operations. Adjusted EBITDA margin decreased to 12.9% for the three months ended March 31, 2020 compared to 14.8% for the three months ended March 31, 2019.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment decreased by $25.5 million, or 18.0%, to $116.2 million for the three months ended March 31, 2020 compared to $141.7 million for the three months ended March 31, 2019. On a constant currency basis, net sales in our Titleist golf balls segment decreased by $24.1 million, or 17.0%, to $117.6 million. This decrease was as a result of lower sales volumes primarily due to the negative impact of the COVID-19 pandemic in the United States along with lower sales volumes of Pro V1 and Pro V1x golf balls, which were expected as these were in their second model year, partially offset by a sales volume increase of our newly-introduced performance models.
Titleist golf balls segment operating income decreased by $16.5 million, or 83.8%, to $3.2 million for the three months ended March 31, 2020 compared to $19.7 million for the three months ended March 31, 2019. This decrease was primarily due to a decrease in gross profit of $20.1 million, partially offset by lower operating expenses. The decrease in gross profit was primarily due to the sales decline discussed above and unfavorable manufacturing overhead absorption due to the closure of our United States based golf ball manufacturing facility as a result of the COVID-19 pandemic. Operating expenses decreased as a result of a $2.4 million decrease in advertising and promotional costs and lower employee related costs.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased by $1.9 million, or 2.1%, to $93.2 million for the three months ended March 31, 2020 compared to $91.3 million for the three months ended March 31, 2019. On a constant currency basis, net sales in our Titleist golf clubs segment increased by $2.7 million, or 3.0%, to $94.0 million. The increase in net sales was due to higher sales volumes of our newly introduced SM8 wedges coupled with our Scotty Cameron Special Select putters launched in the first quarter of 2020. This increase was partially offset by the negative impact of the COVID-19 pandemic and lower sales volumes of drivers and fairways, which were in their second model year.
Titleist golf clubs segment operating income increased by $4.9 million to operating income of $4.5 million for the three months ended March 31, 2020 compared to an operating loss of $0.4 million for the three months ended March 31, 2019. The increase in operating income was primarily driven by higher gross profit of $2.8 million and lower operating expenses. The increase in gross profit primarily resulted from increased sales volumes discussed above and favorable manufacturing overhead absorption. Operating expenses decreased as a result of lower promotional costs and lower employee related costs.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment decreased by $1.7 million, or 3.8%, to $43.5 million for the three months ended March 31, 2020 compared to $45.2 million for the three months ended March 31, 2019. On a constant currency basis, net sales in our Titleist golf gear segment decreased by $0.8 million, or 1.8%, to $44.4 million. This decrease was primarily due to the negative impact of the COVID-19 pandemic on sales volumes in the United States and EMEA.

Titleist golf gear segment operating income decreased by $0.3 million, or 3.3%, to $8.9 million for the three months ended March 31, 2020 compared to $9.2 million for the three months ended March 31, 2019. The decrease in operating income was primarily driven by lower gross profit as a result of the sales volume decrease discussed above partially offset by lower operating expenses as a result of lower promotional costs and lower employee related costs.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased by $10.6 million, or 7.5%, to $130.4 million for the three months ended March 31, 2020 compared to $141.0 million for the three months ended March 31, 2019. On a constant currency basis, net sales in our FootJoy golf wear segment decreased by $9.1 million, or 6.5%, to $131.9 million. This decrease was primarily due to sales volume decreases across all markets primarily due to the negative impact of the COVID-19 pandemic.
FootJoy golf wear segment operating income decreased by $5.8 million, or 28.9%, to $14.3 million for the three months ended March 31, 2020 compared to $20.1 million for the three months ended March 31, 2019. This decrease was primarily due to lower gross profit of $8.1 million, partially offset by lower operating expenses. The decrease in gross profit was primarily driven by lower sales volume as discussed above and unfavorable manufacturing costs partially offset by lower operating expenses as a result of lower promotional costs and lower employee related costs.

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
As of March 31, 2020, we had $53.9 million of unrestricted cash (including $14.9 million attributable to our FootJoy golf shoe joint venture). On April 1, 2020, we drew down $200.0 million under our revolving credit facility, thereby increasing our unrestricted cash by such amount. As of March 31, 2020, 94.1% of our total unrestricted cash was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
As noted previously, the COVID-19 pandemic has adversely impacted our results of operations for the first quarter of 2020 and we expect the related business disruptions to continue to have a material impact on our business, results of operations, financial position and cash flows. We have taken several steps to preserve our liquidity position and to manage cash flows on an ongoing basis. Subject to the length and severity of the COVID-19 pandemic, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, including the current COVID-19 pandemic, demand for our products, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2019 and further updated in "Risk Factors," Item 1A of Part II included elsewhere in this report.
Debt and Financing Arrangements
As of March 31, 2020, we had $225.3 million of availability under our revolving credit facility after giving effect to $9.7 million of outstanding letters of credit. Additionally, we had $52.8 million available under our local credit facilities. As part of the actions we have taken relating to the COVID-19 pandemic, we drew down $200.0 million under our revolving credit facility on April 1, 2020. Following the draw down, we had approximately $367.5 million outstanding and $22.4 million of available borrowings under our revolving credit facility, after giving effect to $10.1 million of outstanding letters of credit.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2020, we were in compliance with all covenants under the credit agreement.
See “Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of our credit facilities. Additionally, see "Risk Factors - Risks Related to Our Indebtedness" as described in our Annual Report on Form 10-K for the year ended December 31, 2019 and "Risk Factors," Item 1A of Part II included elsewhere in this report for further discussion surrounding the risks and uncertainties of our credit facilities.
Capital Expenditures
We made $5.7 million of capital expenditures during the three months ended March 31, 2020. We plan to significantly reduce our capital expenditures until there is more clarity on the length and severity of the COVID-19 pandemic.

Dividends and Share Repurchase Program
The Board of Directors has authorized us to repurchase up to an aggregate $100.0 million of our issued and outstanding common stock. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion consistent with our general working capital needs and within the constraints of our credit agreement. This program will remain in effect until completed or until terminated by the Board of Directors. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Co., to purchase from Magnus an equal amount of our common stock as we purchase on the open market, up to an aggregate of $24.9 million, at the same weighted average per share price.
During the three months ended March 31, 2020, we repurchased 243,894 shares of common stock on the open market at an average price of $28.60 for an aggregate of $7.0 million. As a result of these purchases, we recorded an additional liability to repurchase additional shares of common stock from Magnus of $7.0 million (243,894 shares of common stock) bringing the total liability to $8.8 million (299,894 shares of common stock) as of March 31, 2020. Excluding the impact of the share repurchase liability, as of March 31, 2020, we had $63.7 million remaining under the current share repurchase program, including the $11.1 million related to the Magnus share repurchase agreement. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note 9-Common Stock,” Item 1 of Part I, included elsewhere in this report, for disclosures related to the Magnus share repurchase liability.
In April 2020, we announced that we were suspending stock repurchases in light of the COVID-19 pandemic. We have the ability to resume repurchases if we deem circumstances warrant.
During the first quarter of 2020, we paid dividends on our common stock of $11.5 million to our shareholders. During the second quarter of 2020, our Board of Directors declared a dividend of $0.155 per common share to shareholders of record as of June 5, 2020 and payable on June 19, 2020.
Cash Flows
The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$(72,512)	$(90,065)
Investing activities	(5,741)	(5,462)
Financing activities	101,867	109,076
Effect of foreign exchange rate changes on cash and restricted cash	(1,874)	314
Net increase in cash and restricted cash	$21,740	$13,863
Cash Flows from Operating Activities
Net cash used in operating activities was $72.5 million for the three months ended March 31, 2020 compared to $90.1 million for the three months ended March 31, 2019, a decrease in cash used in operating activities of $17.6 million. Cash used in operating activities is impacted by changes in our working capital. Working capital at any specific point in time is subject to many variables including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
Net cash used in investing activities was $5.7 million for the three months ended March 31, 2020 compared to $5.5 million for the three months ended March 31, 2019, an increase in cash used in investing activities of $0.2 million. This increase relates to an increase in capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities was $101.9 million for the three months ended March 31, 2020 compared to $109.1 million for the three months ended March 31, 2019, a decrease in cash provided by financing activities of $7.2 million.

This decrease was primarily due to a decrease in net proceeds from borrowings and an increase in payments related to purchases of common stock, offset in part by a decrease in payments for employee restricted stock tax withholdings.
Off-Balance Sheet Arrangements
As of March 31, 2020, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Form 10-K for the year ended December 31, 2019.
Recently Issued Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this report for recently issued accounting standards, including the dates of adoption and estimated effects on our consolidated financial statements.
ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates, foreign exchange rates and commodity prices as well as inflation risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents.
COVID-19 Pandemic
The uncertainty that exists with respect to the economic impact of the COVID-19 pandemic has introduced significant volatility, which we expect will continue to have a material impact on our future results of operations, financial position and cash flows, as well as, impact our interest rates, foreign exchange rates and commodity prices. The COVID-19 pandemic continues to be fluid and uncertain, making it difficult to forecast the ultimate impact it could have on our future operations.
Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in “Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2019. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index such as LIBOR. The LIBOR rate, on which the Eurodollar Rate is based, is expected to be discontinued by the end of 2021. The restated credit agreement permits us to agree with the administrative agent for the restated credit facility on a replacement benchmark rate subject to certain conditions (including that a majority of the lenders do not object to such replacement rate within a specified period of time following notice thereof from the administrative agent). Increases in interest rates may reduce our net income by increasing the cost of our debt.
During 2018, we entered into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of March 31, 2020, the notional value of our outstanding interest rate swap contracts was $160.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statement-Note-5-Derivative Financial Instruments" for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our pre-tax interest expense. As of March 31, 2020, we had $356.3 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs) after giving effect to $160.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of March 31, 2020 would have resulted in an increase of $3.6 million in our annual pre-tax interest expense.

Foreign Exchange Risk
We are exposed to foreign currency transaction risk related to transactions denominated in a currency other than functional currency. In addition, we are exposed to currency translation risk resulting from the translation of the financial results of our consolidated subsidiaries from their functional currency into U.S. dollars for financial reporting purposes.
We use financial instruments to reduce the earnings and shareholders' equity volatility relating to transaction risk. The principal financial instruments we enter into on a routine basis are foreign exchange forward contracts, primarily pertaining to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The periods of the foreign exchange forward contracts designated as hedges correspond to the periods of the forecasted hedged transactions, which do not exceed 24 months subsequent to the latest balance sheet date. See "Notes to Unaudited Condensed Consolidated Financial Statements-Note-5-Derivative Financial Instruments" for further discussion of our foreign currency derivative instruments.
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at March 31, 2020 was $293.6 million, representing a net settlement asset of $12.7 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of March 31, 2020, while not predictive in nature, indicated that the net settlement asset of $12.7 million would decrease by $21.5 million resulting in a net settlement liability of $8.8 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have traditionally been immaterial. However, due to the uncertainty that exists with respect to the economic impact of the COVID-19 pandemic, our business, results of operations, financial position and cash flows could be materially impacted.

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended March 31, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, many of our employees began working remotely in March 2020. This change to our working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We will continue to monitor and assess any impacts from the COVID-19 pandemic on our internal controls over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.      Legal Proceedings

We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.

Item 1A.      Risk Factors

The following is an update to the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Our business, financial position, results of operations and cash flows have been, and we expect will continue to be, negatively impacted by the COVID-19 pandemic.
The COVID-19 pandemic, and the various governmental, industry and consumer actions related thereto, are having and will continue to have negative impacts on our business. These impacts include significant decreases in demand for our products; temporary closure of golf courses, including on-course retail pro shops; the temporary closure of off-course retail partner locations; cancellation of professional golf tour events; changes in consumer behavior in affected regions that restrict recreational activities and discretionary spending; significant disruptions in or closures of our manufacturing operations or those of our suppliers; disruptions within our supply chain restricting our ability to import products or obtain the necessary raw materials or components to make products; limitations on our employees’ and consumers’ ability to work and travel; restrictions on public gatherings; potential financial difficulties of customers and suppliers; significant changes in economic or political conditions; and related volatility in financial and market conditions.
It is not yet certain what the impact of this pandemic and actions being taken worldwide to address it will have on the economy, trade, our business and the businesses of our customers and suppliers. While it is impossible to quantify the impact of the COVID-19 pandemic, we expect business disruptions as a result of the COVID-19 pandemic to continue to have a material impact on our business, our results of operations, financial position and cash flows. The degree to which the COVID-19 pandemic and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control, including the spread, severity and duration of the pandemic; the actions taken to contain the spread of COVID-19; the pandemic's impact on the global economy and demand for our products; and to what extent and how quickly normal economic and operating conditions resume. Even in those regions where we are beginning to experience business recovery, such as certain areas in Asia, if those regions fail to fully contain the COVID-19 pandemic or suffer a relapse, those markets may not recover as quickly or at all. A prolonged decline in general economic conditions or uncertainties regarding future economic prospects as a result of the pandemic could adversely affect consumer confidence and discretionary spending, which in turn could result in further reduced sales of our products and could materially adversely affect our business, financial condition and results of operations.
Furthermore, you should carefully consider each of the risk factors as described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, one or more of which may be precipitated or exacerbated by the impact of the COVID-19 pandemic, including risks relating to changes in consumer spending habits, our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness, our ability to comply with the covenants contained in the agreements that govern our indebtedness, availability of adequate capital and our ability to pay dividends on our common stock.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the first quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2)(3) (in thousands)
January 1, 2020 - January 31, 2020	73,500	$32.14	73,500	$18,286
February 1, 2020 - February 29, 2020	102,376	28.28	102,376	65,390
March 1, 2020 - March 31, 2020	68,018	25.26	68,018	63,672
Total	243,894	$28.60	243,894	$63,672

_______________________________________________________________________________

(1)
On February 11, 2020, our Board of Directors authorized us to repurchase up to an additional $50.0 million of our issued and outstanding common stock bringing the total authorization to an aggregate $100.0 million of our issued and outstanding common stock. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Co., to purchase from Magnus an equal amount of our common stock as we purchase on the open market up to an aggregate of $24.9 million at the same weighted average per share price. In relation to the Magnus share repurchase agreement, during the three months ended March 31, 2020 we recorded an additional $7.0 million liability for 243,894 shares of common stock to be repurchased from Magnus, which are not included in the above table. All of the shares purchased during the three months ended March 31, 2020 related to purchases on the open market. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.

(2)
Includes $11.1 million related to the Magnus share repurchase agreement. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note 9-Common Stock,” Item 1 of Part I, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreement.

(3)	In April 2020, we announced that we were suspending stock repurchases in light of the COVID-19 pandemic. We have the ability to resume repurchases if we deem circumstances warrant.
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

ACUSHNET HOLDINGS CORP.

Dated: May 7, 2020	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2020	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

