Form 10-Q
period 2020-06-30
Acushnet Holdings Corp.
filed 2020-08-05
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 74,294,130 shares of common stock outstanding as of July 31, 2020.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These forward-looking statements are included throughout this report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. The forward-looking statements also reflect our current views with respect to the impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations, financial position and cash flows. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable” and similar terms and phrases to identify forward-looking statements in this report, although not all forward-looking statements use these identifying words.
The forward-looking statements contained in this report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include:
•the duration and impact of the COVID-19 pandemic, which may precipitate or exacerbate one or more of the following risks and uncertainties;
•a reduction in the number of rounds of golf played or in the number of golf participants;
•unfavorable weather conditions may impact the number of playable days and rounds played in a given year;
•consumer spending habits and macroeconomic factors may affect the number of rounds of golf played and related spending on golf products;
•demographic factors may affect the number of golf participants and related spending on our products;
•a significant disruption in the operations of our manufacturing, assembly or distribution facilities;
•our ability to procure raw materials or components of our products;
•a disruption in the operations of our suppliers;
•the cost of raw materials and components;
•currency transaction and translation risk;
•our ability to successfully manage the frequent introduction of new products or satisfy changing consumer preferences, quality and regulatory standards;
•our reliance on technical innovation and high-quality products;
•changes to the Rules of Golf with respect to equipment;
•our ability to adequately enforce and protect our intellectual property rights;
•involvement in lawsuits to protect, defend or enforce our intellectual property rights;
•our ability to prevent infringement of intellectual property rights by others;
•changes to patent laws;
•intense competition and our ability to maintain a competitive advantage in each of our markets;
•limited opportunities for future growth in sales of certain of our products, including golf balls, golf shoes and golf gloves;
•our customers’ financial condition, their levels of business activity and their ability to pay trade obligations;
•a decrease in corporate spending on our custom logo golf balls;
•our ability to maintain and further develop our sales channels;
•consolidation of retailers or concentration of retail market share;
•our ability to maintain and enhance our brands;
•seasonal fluctuations of our business;
•fluctuations of our business based on the timing of new product introductions;
•risks associated with doing business globally;
•compliance with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, as well as federal, state and local policies and executive orders regarding the COVID-19 pandemic;
•our ability to secure professional golfers to endorse or use our products;
•negative publicity relating to us or the golfers who use our products or the golf industry in general;
•our ability to accurately forecast demand for our products;
•a disruption in the service, or a significant increase in the cost, of our primary delivery and shipping services or a significant disruption at shipping ports;

•our ability to maintain our information systems to adequately perform their functions;
•cybersecurity risks;
•the ability of our eCommerce systems to function effectively;
•impairment of goodwill and identifiable intangible assets;
•our ability to attract and/or retain management and other key employees and hire qualified management, technical and manufacturing personnel;
•our ability to prohibit sales of our products by unauthorized retailers or distributors;
•our ability to grow our presence in existing international markets and expand into additional international markets;
•tax uncertainties, including potential changes in tax laws, unanticipated tax liabilities and limitations on utilization of tax attributes after any change of control;
•adequate levels of coverage of our insurance policies;
•product liability, warranty and recall claims;
•litigation and other regulatory proceedings;
•compliance with environmental, health and safety laws and regulations;
•our ability to secure additional capital at all or on terms acceptable to us and potential dilution of holders of our common stock;
•risks associated with acquisitions and investments;
•our estimates or judgments relating to our critical accounting estimates;
•terrorist activities and international political instability;
•occurrence of natural disasters or pandemic diseases, including the COVID-19 pandemic;
•our substantial leverage, ability to service our indebtedness, ability to incur more indebtedness and restrictions in the agreements governing our indebtedness;
•our use of derivative financial instruments;
•the ability of our controlling shareholder to control significant corporate activities, and that our controlling shareholder’s interests may conflict with yours;
•our status as a controlled company;
•the market price of shares of our common stock;
•our ability to maintain effective internal controls over financial reporting;
•our ability to pay dividends;
•our status as a holding company;
•dilution from future issuances or sales of our common stock;
•anti-takeover provisions in our organizational documents and Delaware law;
•reports from securities analysts; and
•other factors discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K and other reports we file with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q.
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

3

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2020	2019
Assets
Current assets
Cash and restricted cash ($12,578 and $8,514 attributable to the variable interest entity ("VIE"))	$111,029	$34,184
Accounts receivable, net	271,643	215,428
Inventories ($5,897 and $11,958 attributable to the VIE)	363,785	398,368
Prepaid and other assets	92,283	94,838
Total current assets	838,740	742,818
Property, plant and equipment, net ($10,870 and $11,374 attributable to the VIE)	223,305	231,575
Goodwill ($32,312 and $32,312 attributable to the VIE)	213,112	214,056
Intangible assets, net	476,990	480,794
Deferred income taxes	72,811	70,541
Other assets ($2,479 and $2,517 attributable to the VIE)	72,761	77,265
Total assets	$1,897,719	$1,817,049
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$180,619	$54,123
Current portion of long-term debt	17,500	17,500
Accounts payable ($3,533 and $8,360 attributable to the VIE)	76,851	102,335
Accrued taxes	34,292	36,032
Accrued compensation and benefits ($2,362 and $3,542 attributable to the VIE)	64,862	72,465
Accrued expenses and other liabilities ($3,577 and $4,468 attributable to the VIE)	91,252	76,663
Total current liabilities	465,376	359,118
Long-term debt	322,427	330,701
Deferred income taxes	4,447	4,837
Accrued pension and other postretirement benefits	122,702	118,852
Other noncurrent liabilities ($5,109 and $5,202 attributable to the VIE)	49,480	51,908
Total liabilities	964,432	865,416
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	316	807
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,655,646 and 75,619,587 shares issued	76	76
Additional paid-in capital	916,097	910,507
Accumulated other comprehensive loss, net of tax	(111,573)	(112,028)
Retained earnings	138,733	151,039
Treasury stock, at cost; 1,671,754 shares and 1,183,966 shares (including 299,894 and 56,000 of accrued share repurchases) (Note 9)	(45,106)	(31,154)
Total equity attributable to Acushnet Holdings Corp.	898,227	918,440
Noncontrolling interests	34,744	32,386
Total shareholders' equity	932,971	950,826
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,897,719	$1,817,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Net sales	$300,002	$462,218	$708,743	$895,920
Cost of goods sold	143,545	216,175	351,331	427,720
Gross profit	156,457	246,043	357,412	468,200
Operating expenses:
Selling, general and administrative	130,535	170,223	283,258	325,649
Research and development	11,132	12,920	24,352	25,671
Intangible amortization	1,955	1,765	3,911	3,518
Restructuring charges	1,104	—	12,732	—
Income from operations	11,731	61,135	33,159	113,362
Interest expense, net	4,402	5,213	8,525	10,096
Other expense (income), net	4,174	781	4,864	(189)
Income before income taxes	3,155	55,141	19,770	103,455
Income tax (benefit) expense	(598)	16,239	7,042	28,514
Net income	3,753	38,902	12,728	74,941
Less: Net income attributable to noncontrolling interests	(1,440)	(414)	(1,538)	(1,527)
Net income attributable to Acushnet Holdings Corp.	$2,313	$38,488	$11,190	$73,414

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.03	$0.51	$0.15	$0.97
Diluted	0.03	0.51	0.15	0.97
Weighted average number of common shares:
Basic	74,252,981	75,618,717	74,394,967	75,811,780
Diluted	74,875,219	75,858,114	74,983,411	76,060,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$3,753	$38,902	$12,728	$74,941
Other comprehensive income (loss):
Foreign currency translation adjustments	18,043	(4,217)	(4,740)	(375)
Cash flow derivative instruments
Unrealized holding gains (losses) arising during period	(5,794)	(1,406)	1,608	(47)
Reclassification adjustments included in net income	881	(2,827)	(843)	(4,276)
Tax benefit (expense)	1,663	1,026	(185)	956
Cash flow derivative instruments, net	(3,250)	(3,207)	580	(3,367)
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	4,376	1,684	6,066	1,481
Tax expense	(1,083)	(404)	(1,451)	(347)
Pension and other postretirement benefits adjustments, net	3,293	1,280	4,615	1,134
Total other comprehensive income (loss)	18,086	(6,144)	455	(2,608)
Comprehensive income	21,839	32,758	13,183	72,333
Less: Comprehensive income attributable to noncontrolling interests	(1,537)	(414)	(1,655)	(1,527)
Comprehensive income attributable to Acushnet Holdings Corp.	$20,302	$32,344	$11,528	$70,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$12,728	$74,941
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation and amortization	20,571	19,596
Unrealized foreign exchange losses	2,184	730
Amortization of debt issuance costs	425	738
Share-based compensation	6,403	5,386
(Gain) loss on disposals of property, plant and equipment	(53)	2
Deferred income taxes	(4,244)	17,355
Changes in operating assets and liabilities
Accounts receivable	(56,640)	(120,056)
Inventories	30,066	37,420
Accounts payable	(23,187)	9,675
Accrued taxes	(1,626)	(15,230)
Other assets and liabilities	12,534	9,454
Cash flows (used in) provided by operating activities	(839)	40,011
Cash flows from investing activities
Additions to property, plant and equipment	(10,355)	(10,595)
Cash flows used in investing activities	(10,355)	(10,595)
Cash flows from financing activities
Proceeds from short-term borrowings, net	127,616	41,939
Repayments of term loan facility	(8,750)	—
Repayments of delayed draw term loan A facility	—	(3,750)
Repayment of term loan A facility	—	(14,063)
Purchases of common stock	(6,976)	(6,178)
Debt issuance costs	(14)	—
Dividends paid on common stock	(23,034)	(22,433)
Dividends paid to noncontrolling interests	—	(1,853)
Payment of employee restricted stock tax withholdings	(496)	(10,924)
Cash flows provided by (used in) financing activities	88,346	(17,262)
Effect of foreign exchange rate changes on cash and restricted cash	(307)	(202)
Net increase in cash and restricted cash	76,845	11,952
Cash and restricted cash, beginning of year	34,184	31,014
Cash and restricted cash, end of period	$111,029	$42,966
Supplemental information
Non-cash additions to property, plant and equipment	$1,014	$830
Non-cash additions to right-of-use assets obtained in exchange for operating lease obligations	3,237	3,005
Non-cash additions to right-of-use assets obtained in exchange for finance lease obligations	427	—
Dividend equivalents rights ("DERs") declared not paid	477	387
Share repurchase liability (Note 9)	6,976	6,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of March 31, 2019	75,604	$76	$901,749	$(85,503)	$97,090	$—	$913,412	$33,225	$946,637
Net income	—	—	—	—	38,488	—	38,488	414	38,902
Other comprehensive loss	—	—	—	(6,144)	—	—	(6,144)	—	(6,144)
Share-based compensation	—	—	3,601	—	—	—	3,601	—	3,601
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 10)	10	—	1	—	—	—	1	—	1
Purchases of common stock (Note 9)	—	—	—	—	—	(6,178)	(6,178)	—	(6,178)
Share repurchase liability (Note 9)	—	—	—	—	—	(6,178)	(6,178)	—	(6,178)
Dividends and dividend equivalents declared	—	—	—	—	(10,751)	—	(10,751)	—	(10,751)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,853)	(1,853)
Balances as of June 30, 2019	75,614	$76	$905,351	$(91,647)	$124,827	$(12,356)	$926,251	$31,786	$958,037

Balances as of March 31, 2020	75,649	$76	$912,162	$(129,659)	$148,181	$(45,106)	$885,654	$32,910	$918,564
Net income	—	—	—	—	2,313	—	2,313	1,834	4,147
Other comprehensive income	—	—	—	18,086	—	—	18,086	—	18,086
Share-based compensation	—	—	4,052	—	—	—	4,052	—	4,052
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 10)	7	—	(117)	—	—	—	(117)	—	(117)
Dividends and dividend equivalents declared	—	—	—	—	(11,761)	—	(11,761)	—	(11,761)
Balances as of June 30, 2020	75,656	$76	$916,097	$(111,573)	$138,733	$(45,106)	$898,227	$34,744	$932,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2018	74,760	$75	$910,890	$(89,039)	$72,946	$—	$894,872	$32,112	$926,984
Net income	—	—	—	—	73,414	—	73,414	1,527	74,941
Other comprehensive loss	—	—	—	(2,608)	—	—	(2,608)	—	(2,608)
Share-based compensation	—	—	5,386	—	—	—	5,386	—	5,386
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 10)	854	1	(10,925)	—	—	—	(10,924)	—	(10,924)
Purchases of common stock (Note 9)	—	—	—	—	—	(6,178)	(6,178)	—	(6,178)
Share repurchase liability (Note 9)	—	—	—	—	—	(6,178)	(6,178)	—	(6,178)
Dividends and dividend equivalents declared	—	—	—	—	(21,533)	—	(21,533)	—	(21,533)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,853)	(1,853)
Balances as of June 30, 2019	75,614	$76	$905,351	$(91,647)	$124,827	$(12,356)	$926,251	$31,786	$958,037

Balances as of December 31, 2019	75,620	$76	$910,507	$(112,028)	$151,039	$(31,154)	$918,440	$32,386	$950,826
Net income	—	—	—	—	11,190	—	11,190	2,358	13,548
Other comprehensive income	—	—	—	455	—	—	455	—	455
Share-based compensation	—	—	6,075	—	—	—	6,075	—	6,075
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 10)	36	—	(485)	—	—	—	(485)	—	(485)
Purchases of common stock (Note 9)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Share repurchase liability (Note 9)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Dividends and dividend equivalents declared	—	—	—	—	(23,496)	—	(23,496)	—	(23,496)
Balances as of June 30, 2020	75,656	$76	$916,097	$(111,573)	$138,733	$(45,106)	$898,227	$34,744	$932,971

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the full year ending December 31, 2020, nor were those of the comparable 2019 period representative of those actually experienced for the full year ended December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2019 included in its Annual Report on Form 10-K filed with the SEC on February 27, 2020.
Risks and Uncertainties
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”). Through the second quarter of 2020, the Company's business was significantly disrupted by the COVID-19 pandemic. In Asia, the Company's operations were impacted earlier in the year and are at varying stages of recovery, with Korea nearly fully recovered and other markets continuing to progress. In the United States and Europe, as a result of government-ordered shutdowns, most on-course retail pro shops and off-course retail partner locations were closed for some portion of March, most of April and part of May 2020. Also, as a result of these orders, the Company was forced to temporarily close or substantially limit its operations in its manufacturing facilities and distribution centers in the United States and Europe from the end of March until mid-May 2020. During this period, the Company was largely unable to manufacture or ship products in these regions and took steps to strengthen its financial position and balance sheet, bolster its liquidity position and provide additional financial flexibility, including by reducing discretionary spending, reducing capital expenditures, suspending its share repurchase program, and amending its credit agreement. See Note 4 for additional discussion of the Company's debt and financing arrangements.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including: impairment of goodwill and indefinite-lived intangible assets; impairment of long-lived assets, including property, plant and equipment; the fair value and collectability of receivables and other financial assets; the valuation of inventory; the effectiveness of foreign exchange forward contracts designated as cash flow hedges and the credit quality of the financial institutions with which the Company enters into derivative contracts; continuing compliance with debt covenants related to the Company's credit facility; and the probability of achievement of the performance metrics related to the Company's performance stock units (“PSUs”). The primary impacts to the Company’s consolidated financial statements as of the three and six months ended June 30, 2020 include the hedge de-designation of certain foreign exchange forward contracts deemed ineffective (Note 5) and a decrease in share-based compensation expense related to the Company's PSUs.
The impact of the COVID-19 pandemic continues to evolve and, as such, the Company cannot predict the full extent of the impact to its business, results of operations, financial position and cash flows. However, the business disruptions as a result of the COVID-19 pandemic could continue to have a material impact on its business, results of operations, financial position and cash flows.

Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company has also made estimates related to the impact of the COVID-19 pandemic within its unaudited condensed consolidated financial statements and there may be changes to those estimates in future periods. Actual results could differ from these estimates.
Variable Interest Entities
VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected residual returns. The Company consolidates a VIE when it is the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation, through its interests in the VIE, to absorb expected losses or the right to receive expected benefits from the VIE that could potentially be significant to the VIE.
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE, which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of June 30, 2020 and December 31, 2019. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Noncontrolling Interests and Redeemable Noncontrolling Interest
The ownership interests held by owners other than the Company in less than wholly-owned subsidiaries are classified as noncontrolling interests. Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The financial results and position of the noncontrolling interests are included in their entirety in the Company’s unaudited condensed consolidated financial statements. The value attributable to the noncontrolling interests is presented on the unaudited condensed consolidated balance sheets, separately from the equity attributable to the Company. The value attributable to the redeemable noncontrolling interest and the related loan to the minority shareholders, which is recorded as a reduction to redeemable noncontrolling interest, is presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders included in temporary equity on the unaudited condensed consolidated balance sheets was $4.4 million as of both June 30, 2020 and December 31, 2019. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are presented separately on the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income, respectively.
Cash and Restricted Cash
Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of June 30, 2020 and December 31, 2019, the amount of restricted cash included in cash and restricted cash on the unaudited condensed consolidated balance sheets was $2.1 million and $2.0 million, respectively.
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
The only financial assets held by the Company that are subject to evaluation under the CECL model are trade receivables. The Company adopted ASU 2016-13 using the modified retrospective method. The adoption of this standard did not have an impact on the carrying value of trade receivables. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current and forecasted economic conditions (including the impact of the COVID-19 pandemic) which could affect the collectability of the reported amounts. All of these factors have been considered in the estimate of expected credit losses as of June 30, 2020.
The activity related to the allowance for doubtful accounts for the periods presented was as follows:

	Three months ended	Six months ended
(in thousands)	June 30, 2020	June 30, 2020
Balance at beginning of period	$5,782	$5,338
Bad debt expense	1,792	2,708
Amount of receivables recovered (written off)	12	(274)
Foreign currency translation and other	157	(29)
Balance at end of period	$7,743	$7,743
Foreign Currency Translation and Transactions
Foreign currency transaction gains (losses) included in selling, general and administrative expense were gains of $2.6 million and losses of $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Foreign currency transaction gains included in selling, general and administrative expense were $1.6 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively.
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

Defined Benefit Plans—Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, "Compensation —Retirement Benefits —Defined Benefit Plans —General (Subtopic 715-20) —Disclosure Framework —Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"). The amendments in this update remove defined benefit plan disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this standard should be applied to all periods presented. The adoption of this standard will not have a material impact on the consolidated financial statements.
2. Inventories
The components of inventories were as follows:

	June 30,	December 31,
(in thousands)	2020	2019
Raw materials and supplies	$77,509	$87,675
Work-in-process	19,080	22,024
Finished goods	267,196	288,669
Inventories	$363,785	$398,368
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$4,149	$3,548	$4,048	$3,331
Provision	121	2,014	1,330	3,088
Claims paid/costs incurred	(786)	(1,949)	(1,730)	(2,825)
Foreign currency translation and other	110	(33)	(54)	(14)
Balance at end of period	$3,594	$3,580	$3,594	$3,580
4. Debt and Financing Arrangements
Credit Facility
The credit facility includes a revolving credit facility and a term loan facility. There were outstanding borrowings under the revolving credit facility of $173.8 million and $50.3 million as of June 30, 2020 and December 31, 2019, respectively. The weighted average interest rate applicable to these outstanding borrowings was 1.46% and 3.54% as of June 30, 2020 and December 31, 2019, respectively.
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. See further discussion below regarding the Company's credit agreement and subsequent amendments to its leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2020, the Company was in compliance with all covenants under the credit agreement.
On April 1, 2020, the Company drew down $200.0 million under its revolving credit facility which it subsequently repaid on June 30, 2020.

As of June 30, 2020, the Company had available borrowings under its revolving credit facility of $219.6 million after giving effect to $6.6 million of outstanding letters of credit.
On July 3, 2020, the Company amended its credit agreement dated December 23, 2019 (the “First Amendment”). The First Amendment amends the credit agreement to, among other things, modify the maximum net average total leverage ratio for each of the fiscal quarters ending after June 30, 2020 and on or before September 30, 2021 (for such period of time, the “Covenant Relief Period”). During the Covenant Relief Period, in lieu of complying with a maximum net average total leverage ratio of 3.50 to 1.00, the Company will be required to comply with maximum net average total leverage ratios of 5.50 to 1.00 for the fiscal quarter ending September 30, 2020, 6.50 to 1.00 for the fiscal quarters ending December 31, 2020 and March 31, 2021, 4.50 to 1.00 for the fiscal quarter ending June 30, 2021 and 4.00 to 1.00 for the fiscal quarter ending September 30, 2021. Beginning with the fiscal quarter ending December 31, 2021, the Company will be required to comply with its previous maximum net average total leverage ratio of 3.50 to 1.00.
The First Amendment also modified the interest rate applicable to borrowings under the credit agreement during the Covenant Relief Period from a range of 1.00% - 1.75% over the Eurodollar Rate (as defined in the credit agreement, which includes a 0.75% floor during the Covenant Relief Period) or 0.00% - 0.75% over the Base Rate (as defined in the credit agreement) to a range of 1.00% - 2.50% over the Eurodollar Rate or 0.00% - 1.50% over the Base Rate. The First Amendment modified the commitment fee rate payable during the Covenant Relief Period in respect of unused portions of the revolving credit facility from a range of 0.15%-0.30% to a range of 0.15%-0.45%.
During the Covenant Relief Period, the Company has the right under the amended credit agreement, to establish a new revolving credit facility (a “364-Day Revolving Credit Facility”) providing for up to $150.0 million of revolving commitments of a new class maturing no later than the earlier of (x) 364 days from establishment of such facility and (y) the latest maturity applicable to then-outstanding term loans and existing revolving credit loans under the credit facility. The lenders under the credit facility will not be under any obligation to provide commitments under a 364-Day Revolving Credit Facility, and the establishment of a 364-Day Revolving Credit Facility is subject to customary conditions precedent.
The First Amendment amends the incremental facilities provision in the credit agreement by permitting the Company to request additional term loans and/or increases to the existing revolving credit facility in an aggregate principal amount not to exceed (i) $225.0 million (the “Free and Clear Incremental Amount”) plus (ii) an unlimited amount so long as the net average secured leverage ratio (as defined in the credit agreement) does not exceed 2.25 to 1.00 on a pro forma basis (the “Incremental Provision”). Under the amended credit agreement, the Incremental Provision is unavailable during the Covenant Relief Period. In addition, at any time that a 364-Day Revolving Credit Facility is in effect, outstanding commitments and loans under such 364-Day Revolving Credit Facility will reduce the Free and Clear Incremental Amount.
See Note 1 for further discussion on the Company's evaluation and response to the COVID-19 pandemic.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were outstanding borrowings under the Company's local credit facilities of $6.8 million and $3.8 million as of June 30, 2020 and December 31, 2019, respectively. The weighted average interest rate applicable to the outstanding borrowings was 2.37% and 2.29% as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the Company had available borrowings remaining under these local credit facilities of $59.3 million.
Letters of Credit
As of June 30, 2020 and December 31, 2019, there were outstanding letters of credit related to agreements, including the Company's credit facility, totaling $10.3 million and $14.8 million, respectively, of which $7.1 million and $11.6 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $60.1 million and $59.8 million as of June 30, 2020 and December 31, 2019, respectively.
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

Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of June 30, 2020 and December 31, 2019 was $256.1 million and $287.9 million, respectively.
As a result of the impact of the COVID-19 pandemic, the Company de-designated certain foreign exchange cash flow hedges deemed ineffective. The gross outstanding U.S. dollar equivalent notional amount of these foreign exchange forward contracts as of June 30, 2020 was $1.8 million, which is not included in the amounts above. See Note 1 for further discussion on the Company's evaluation and response to the COVID-19 pandemic.
The Company also enters into foreign exchange forward contracts, which do not qualify as hedging instruments under U.S. GAAP, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of June 30, 2020 and December 31, 2019.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. The interest rate swap contracts are accounted for as cash flow hedges. As of June 30, 2020 and December 31, 2019, the notional value of the Company's outstanding interest rate swap contracts was $140.0 million and $160.0 million, respectively.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		June 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2020	2019
Prepaid and other assets (1)	Foreign exchange forward	$3,800	$4,549
Other assets	Foreign exchange forward	924	1,109
Accrued expenses and other liabilities (1)	Foreign exchange forward	1,553	2,561
	Interest rate swap	3,498	1,862
Other noncurrent liabilities	Foreign exchange forward	297	115
	Interest rate swap	—	789
(1) Excludes less than $0.1 million related to hedges deemed ineffective as of June 30, 2020.
The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Type of hedge
Foreign exchange forward	$(5,637)	$107	$3,830	$2,194
Interest rate swap	(157)	(1,513)	(2,222)	(2,241)
Total	$(5,794)	$(1,406)	$1,608	$(47)

Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statement of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $4.8 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net loss of $3.5 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 11.
The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Location of gain (loss) in statement of operations
Foreign exchange forward:
Cost of goods sold	$232	$2,993	$1,774	$4,599
Selling, general and administrative (1)(2)	(2,063)	131	(529)	(183)
Total	$(1,831)	$3,124	$1,245	$4,416

Interest Rate Swap:
Interest expense, net	$(902)	$(166)	$(1,380)	$(323)
Total	$(902)	$(166)	$(1,380)	$(323)
_______________________________________________________________________________
(1) Relates to net gains (losses) on foreign exchange forward contracts derived from previously designated cash flow hedges.
(2) Excludes net losses of $0.2 million and net gains of $0.4 million reclassified out of accumulated other comprehensive loss, net of tax related to hedges deemed ineffective during the three and six months ended June 30, 2020, respectively.
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 were as follows:

	Fair Value Measurements as of
	June 30, 2020 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$6,100	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	3,812	—	Prepaid and other assets
Deferred compensation program assets	825	—	—	Other assets
Foreign exchange derivative instruments	—	924	—	Other assets
Total assets	$6,925	$4,736	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,555	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	3,498	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	825	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	297	—	Other noncurrent liabilities
Total liabilities	$825	$5,350	$—

 Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows:

	Fair Value Measurements as of
	December 31, 2019 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$6,070	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	4,549	—	Prepaid and other assets
Deferred compensation program assets	870	—	—	Other assets
Foreign exchange derivative instruments	—	1,109	—	Other assets
Total assets	$6,940	$5,658	$—
Liabilities
Foreign exchange derivative instruments	$—	$2,561	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1,862	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	870	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	115	—	Other noncurrent liabilities
Interest rate derivative instruments	—	789	—	Other noncurrent liabilities
Total liabilities	$870	$5,327	$—
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
Interest rate derivative instruments are interest rate swap contracts used to reduce interest rate risk related to the Company's floating rate debt (Note 5). The valuation for the interest rate swap is calculated as the net of the discounted future cash flows of the pay and receive legs of the swap. Mid-market interest rates on the valuation date are used to create the forward curve for floating legs and discount curve.
7. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
(in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost (income)
Service cost	$2,462	$1,880	$129	$126
Interest cost	2,538	2,808	104	140
Expected return on plan assets	(2,902)	(3,257)	—	—
Settlement expense	3,850	1,775	—	—
Amortization of net loss (gain)	1,343	129	(270)	(355)
Amortization of prior service cost (credit)	69	48	(34)	(34)
Net periodic benefit cost (income)	$7,360	$3,383	$(71)	$(123)

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost (income)
Service cost	$4,778	$4,122	$300	$287
Interest cost	5,050	5,788	216	278
Expected return on plan assets	(5,805)	(6,556)	—	—
Settlement expense	3,850	1,775	—	—
Amortization of net loss (gain)	2,307	401	(484)	(718)
Amortization of prior service cost (credit)	139	92	(68)	(68)
Net periodic benefit cost (income)	$10,319	$5,622	$(36)	$(221)
The non-service cost components of net periodic benefit cost (income) are included in other expense (income), net in the unaudited condensed consolidated statements of operations.
8. Income Taxes
Income tax expense decreased by $16.8 million to an income tax benefit of $0.6 million for the three months ended June 30, 2020 compared to income tax expense of $16.2 million for the three months ended June 30, 2019. The Company’s effective tax rate ("ETR") was (19.0)% for the three months ended June 30, 2020 compared to 29.4% for the three months ended June 30, 2019. The change in the ETR was primarily driven by the impact of the COVID-19 pandemic on the Company's jurisdictional mix of earnings, as well as a discrete tax benefit related to a reduction of foreign withholding taxes.
Income tax expense decreased by $21.5 million to $7.0 million for the six months ended June 30, 2020 compared to $28.5 million for the six months ended June 30, 2019. The Company’s ETR was 35.6% for the six months ended June 30, 2020 compared to 27.6% for the six months ended June 30, 2019. The increase in the ETR was primarily driven by the impact of the COVID-19 pandemic on the Company's jurisdictional mix of earnings, as well as discrete tax benefits related to both a reduction of foreign withholding taxes and a reduction in tax benefits related to share-based compensation expense.
9. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 10), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2020:
Second Quarter	$0.155	$11,761
First Quarter	0.155	11,735
Total dividends declared in 2020	$0.31	$23,496

2019:
Fourth Quarter	$0.14	$10,718
Third Quarter	0.14	10,726
Second Quarter	0.14	10,751
First Quarter	0.14	10,782
Total dividends declared in 2019	$0.56	$42,977
During the third quarter of 2020, the Company's Board of Directors declared a dividend of $0.155 per share of common stock to shareholders of record as of September 4, 2020 and payable on September 18, 2020.

Share Repurchase Program
As of June 30, 2020, the Board of Directors had authorized the Company to repurchase up to an aggregate of $100.0 million of its issued and outstanding common stock.
Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement. As previously disclosed, in connection with this share repurchase program, the Company entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Co., to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $24.9 million, at the same weighted average per share price.
In April 2020, the Company temporarily suspended stock repurchases under its share repurchase program in light of the COVID-19 pandemic. The Company has the ability to resume repurchases in its discretion. See Note 1 for further discussion on the Company's evaluation and response to the COVID-19 pandemic.
The Company's share repurchase activity was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Shares repurchased (1)	—	253,385	243,894	253,385
Average price	$—	$24.38	$28.60	$24.38
Aggregate value	$—	$6,178	$6,976	$6,178
_______________________________________________________________________________
(1) There were no shares repurchased from Magnus during the three and six months ended June 30, 2020 related to the Magnus share repurchase agreement.
In relation to the Magnus share repurchase agreement, the Company has recorded a liability to repurchase additional shares of common stock from Magnus of $8.8 million (299,894 shares) and $1.8 million (56,000 shares), which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. Excluding the impact of the share repurchase liability, as of June 30, 2020 the Company had $63.7 million remaining under the current share repurchase authorization, including $11.1 million related to the Magnus share repurchase agreement.
10. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), PSUs and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of June 30, 2020, the only awards granted under the 2015 Plan were RSUs and PSUs.
Restricted Stock and Performance Stock Units
RSUs granted to members of the Board of Directors vest immediately into shares of common stock. RSUs granted to Company officers generally vest over three years, with one-third of each grant vesting annually, subject to the recipient's continued employment with the Company. RSUs granted to other employees, consultants and advisors of the Company vest in accordance with the terms of the grants, generally over three years, subject to the recipient’s continued service to the Company. PSUs vest, subject to the recipient's continued employment with the Company, based upon the Company's performance against specified metrics which are generally over a three year performance period. At the end of the performance period, the number of shares of common stock that could be issued is fixed based upon the Company's performance against these metrics. The number of shares that could be issued can range from 0% to 200% of the recipient's target award. Recipients of the awards granted under the 2015 Plan may elect to defer receipt of all or any portion of any shares of common stock issuable upon vesting to a future date elected by the recipient.
All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.

A summary of the Company’s RSUs and PSUs as of June 30, 2020 and changes during the six months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2019	947,243	$23.49	207,077	$23.47
Granted	518,831	25.91	252,031	25.45
Vested (1)	(94,029)	25.19	(789)	25.45
Forfeited	(39,979)	24.09	—	—
Outstanding as of June 30, 2020	1,332,066	$24.29	458,319	$24.55

_______________________________________________________________________________
(1) Included 74,442 shares of common stock related to RSUs and no shares of common stock related to PSUs that were not delivered as of June 30, 2020.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Six months ended		Six months ended
	June 30, 2020		June 30, 2019
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued (1)	52,512	789	401,986	900,226
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(16,973)	(269)	(123,013)	(325,246)
Net shares of common stock issued	35,539	520	278,973	574,980

Cumulative undelivered shares of common stock	262,568	—	177,249	—
______________________________________________________________________________
(1) Shares of common stock issued in 2019 related to PSUs represents PSUs that vested in 2018 but were delivered in common stock during the six months ended June 30, 2019.
Compensation expense recorded related to RSUs and PSUs in the consolidated statement of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
RSUs	$3,787	$3,170	$6,265	$4,740
PSUs	265	431	(190)	646
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $19.6 million and $6.3 million, respectively, as of June 30, 2020 and is expected to be recognized over the related weighted average period of 2.1 years and 2.6 years, respectively.
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Cost of goods sold	$403	$194	$628	$361
Selling, general and administrative	3,575	3,174	5,289	4,641
Research and development	238	233	486	384
Total compensation expense before income tax	4,216	3,601	6,403	5,386
Income tax benefit	849	746	1,312	1,136
Total compensation expense, net of income tax	$3,367	$2,855	$5,091	$4,250

11. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 5) and pension and other postretirement adjustments (Note 7).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses) on	Pension and	Accumulated
	Currency	Foreign Exchange	Interest Rate	Other	Other
	Translation	Derivative	Swap Derivative	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Instruments	Adjustments	Loss, Net of Tax
Balance as of December 31, 2019	$(71,187)	$2,901	$(2,003)	$(41,739)	$(112,028)
Other comprehensive income (loss) before reclassifications	(4,740)	3,830	(2,222)	322	(2,810)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(2,223)	1,380	5,744	4,901
Tax benefit (expense)	—	(389)	204	(1,451)	(1,636)
Balance as of June 30, 2020	$(75,927)	$4,119	$(2,641)	$(37,124)	$(111,573)
12. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019

Net income attributable to Acushnet Holdings Corp.	$2,313	$38,488	$11,190	$73,414

Weighted average number of common shares:
Basic	74,252,981	75,618,717	74,394,967	75,811,780
Diluted	74,875,219	75,858,114	74,983,411	76,060,003

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.03	$0.51	$0.15	$0.97
Diluted	$0.03	$0.51	$0.15	$0.97
Net income per common share attributable to Acushnet Holdings Corp. for the three and six months ended June 30, 2020 and 2019 was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three and six months ended June 30, 2020 and 2019 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
For the three and six months ended June 30, 2020 and 2019, the following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
RSUs	—	—	—	2,025

13. Segment Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The Company has four reportable segments that are organized on the basis of product categories. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear.
The CODM primarily evaluates performance using segment operating income (loss). Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net, restructuring charges, the non-service cost component of net periodic benefit cost, transaction fees and other non-operating gains and losses as the Company does not allocate these to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.
Results shown for the three and six months ended June 30, 2020 and 2019 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Net sales
Titleist golf balls	$102,139	$173,305	$218,378	$314,972
Titleist golf clubs	72,396	107,010	165,610	198,328
Titleist golf gear	32,369	46,837	75,894	92,018
FootJoy golf wear	68,336	114,095	198,723	255,076
Other	24,762	20,971	50,138	35,526
Total net sales	$300,002	$462,218	$708,743	$895,920

Segment operating income (loss)
Titleist golf balls	$10,048	$37,972	$13,291	$57,700
Titleist golf clubs	(2,361)	6,865	2,142	6,460
Titleist golf gear	4,659	9,066	13,524	18,217
FootJoy golf wear	(1,855)	4,156	12,442	24,300
Other	2,667	5,147	3,747	8,587
Total segment operating income	13,158	63,206	45,146	115,264
Reconciling items:
Interest expense, net	(4,402)	(5,213)	(8,525)	(10,096)
Restructuring charges	(1,104)	—	(12,732)	—
Non-service cost component of net periodic benefit cost	(4,698)	(1,254)	(5,205)	(992)
Transaction fees	—	(1,947)	—	(1,947)
Other	201	349	1,086	1,226
Total income before income tax	$3,155	$55,141	$19,770	$103,455
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
United States	$145,230	$256,267	$356,238	$486,650
EMEA (1)	34,126	60,001	108,797	131,079
Japan	22,142	38,813	59,698	79,548
Korea	65,889	60,410	116,338	109,452
Rest of world	32,615	46,727	67,672	89,191
Total net sales	$300,002	$462,218	$708,743	$895,920
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
The Company's purchase obligations as of June 30, 2020 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2020	2021	2022	2023	2024	Thereafter
Purchase obligations (1)	$150,118	$19,205	$4,124	$673	$470	$1,603
_______________________________________________________________________________
(1) The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2020.
Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam Suntory, Inc. indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of June 30, 2020 and December 31, 2019, the Company’s estimate of its receivable for these indemnifications was $9.7 million and $9.5 million, respectively, which was recorded in other assets on the unaudited condensed consolidated balance sheets.
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
15. Restructuring Charges
During the first quarter of 2020, management approved a restructuring program to refine its business model and improve operational efficiencies. This program included both a voluntary bridge to retirement ("VBR") program for certain eligible employees and involuntary headcount reductions ("Other"). The VBR program is part of the Company's long-term strategic planning process and is designed to bridge eligible employees to retirement. As part of this program, employees were offered severance in the form of salary continuation, including benefits, as well as accrued bonus incentives. Costs associated with the involuntary headcount reductions include severance and other benefits related to these headcount reductions.
The activity related to the Company’s restructuring programs was as follows:

	Three months ended June 30, 2020		Six months ended June 30, 2020
(in thousands)	VBR	Other	VBR	Other
Balance at beginning of period	$11,249	$288	$—	$—
Provision	—	1,104	11,249	1,483
Payments	(1,124)	(539)	(1,124)	(630)
Foreign currency translation and other	215	3	215	3
Balance at end of period	$10,340	$856	$10,340	$856
There are no further costs expected to be incurred with these programs. The Company could implement additional restructuring programs in the future as a result of the impacts of the COVID-19 pandemic or other operational efficiency improvement opportunities.

The restructuring program liabilities recognized on the unaudited condensed consolidated balance sheets were as follows:

(in thousands)		June 30,
Balance Sheet Location	Restructuring Program	2020
Accrued compensation and benefits	VBR	$8,447
	Other	856
Other noncurrent liabilities	VBR	1,893

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
Our target market is dedicated golfers, who are the cornerstone of the worldwide golf industry. These dedicated golfers are avid and skill-biased, prioritize performance and commit the time, effort and money to improve their game. We believe our focus on innovation and process excellence yields golf products that represent superior performance and consistent product quality, which are the key attributes sought after by dedicated golfers. Many of the game's professional players, who represent the most dedicated golfers, prefer our products, thereby validating our performance and quality promise, while also driving brand awareness. We seek to leverage a pyramid of influence product and promotion strategy, whereby our products are the most played by the best players, creating aspirational appeal for a broad range of golfers who want to emulate the performance of the game's best players.
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
Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”). Through the second quarter of 2020, our business was significantly disrupted by the COVID-19 pandemic. In Asia, our operations were impacted earlier in the year and are at varying stages of recovery, with Korea nearly fully recovered and other markets continuing to progress. In the United States and Europe, as a result of government-ordered shutdowns, most on-course retail pro shops and off-course retail partner locations were closed for some portion of March, most of April and part of May 2020. Also, as a result of these orders, we were forced to temporarily close or substantially limit our operations in our manufacturing facilities and distribution centers in the United States and Europe from the end of March until mid-May 2020. During this period, we were largely unable to manufacture or ship products in these regions and took steps to strengthen our financial position and balance sheet, bolster our liquidity position and provide additional financial flexibility, including by reducing discretionary spending, reducing capital expenditures, suspending our share repurchase program, and amending our credit agreement.
Our manufacturing facilities and distribution centers were re-opened in mid-May 2020 with protocols designed to promote the health and safety of our associates in accordance with state and local government re-opening guidance. The protocols include reconfiguring our manufacturing and distribution facilities to allow for social distancing, implementing stringent safety measures in all facilities, implementing work-from-home policies wherever possible and suspending non-critical business travel.
By the end of June 2020, substantially all of the golf courses, on-course retail pro shops and off-course retail partner locations in the United States and Europe had re-opened. Rounds of play have been strong since golf courses have reopened, which has resulted in increased demand for our products in June 2020 compared to our usual seasonal patterns. Rounds of play and consumer demand have continued to be strong in July 2020; however, there is no assurance that this trend will continue or that any resurgence of the COVID-19 pandemic will not cause further disruption to our business.
The COVID-19 pandemic has materially impacted our results of operations for the second quarter of 2020 and the first six months of 2020 as described in more detail under “Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019” and “Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019” below. The impact of the COVID-19 pandemic continues to evolve and, as such, we cannot predict the full extent of the impact to our business, results of operations, financial position and cash flows. However, the business disruptions as a result of the COVID-19 pandemic could continue to have a material impact on our business, results of operations, financial position and cash flows.
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
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income attributable to Acushnet Holdings Corp. adjusted for interest expense, net, income tax expense (benefit), depreciation and amortization and other items defined in the agreement, including: share-based compensation expense; restructuring and transformation costs; certain transaction fees; extraordinary, unusual or non-recurring losses or charges; indemnification expense (income); certain pension settlement costs; certain other non-cash (gains) losses, net and the net income relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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
Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net sales	$300,002	$462,218	$708,743	$895,920
Cost of goods sold	143,545	216,175	351,331	427,720
Gross profit	156,457	246,043	357,412	468,200
Operating expenses:
Selling, general and administrative	130,535	170,223	283,258	325,649
Research and development	11,132	12,920	24,352	25,671
Intangible amortization	1,955	1,765	3,911	3,518
Restructuring charges	1,104	—	12,732	—
Income from operations	11,731	61,135	33,159	113,362
Interest expense, net	4,402	5,213	8,525	10,096
Other expense (income), net	4,174	781	4,864	(189)
Income before income taxes	3,155	55,141	19,770	103,455
Income tax (benefit) expense	(598)	16,239	7,042	28,514
Net income	3,753	38,902	12,728	74,941
Less: Net income attributable to noncontrolling interests	(1,440)	(414)	(1,538)	(1,527)
Net income attributable to Acushnet Holdings Corp.	$2,313	$38,488	$11,190	$73,414
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$2,313	$38,488	$11,190	$73,414
Interest expense, net	4,402	5,213	8,525	10,096
Income tax (benefit) expense	(598)	16,239	7,042	28,514
Depreciation and amortization	10,302	9,799	20,571	19,596
Share-based compensation	4,216	3,601	6,403	5,386
Restructuring & transformation costs (1)	1,439	—	13,067	—
Transaction fees	—	1,947	—	1,947
Other extraordinary, unusual or non-recurring items, net (2)	9,557	(46)	17,543	(600)
Net income attributable to noncontrolling interests	1,440	414	1,538	1,527
Adjusted EBITDA	$33,071	$75,655	$85,879	$139,880
Adjusted EBITDA margin	11.0%	16.4%	12.1%	15.6%

_______________________________________________________________________________________
(1)Relates to severance and other costs associated with management's approved restructuring program to refine the Company's business model and improve operational efficiencies.
(2)Includes salaries and benefits paid for associates who could not work due to government mandated shutdowns, fringe benefits paid for furloughed associates, spoiled raw materials, incremental costs to support remote work and the cost of additional health and safety equipment of $6.0 million and $13.5 million during the three and six months ended June 30, 2020, respectively. Additionally includes $3.9 million of pension settlement costs related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement plan as part of management’s approved restructuring program during both the three and six months ended June 30, 2020.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
Titleist golf balls	$102.1	$173.3	$(71.2)	(41.1)%	$(69.9)	(40.3)%
Titleist golf clubs	72.4	107.0	(34.6)	(32.3)%	(33.8)	(31.6)%
Titleist golf gear	32.4	46.8	(14.4)	(30.8)%	(14.0)	(29.9)%
FootJoy golf wear	68.3	114.1	(45.8)	(40.1)%	(44.7)	(39.2)%

Segment operating income (loss) by reportable segment is summarized as follows:

	Three months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income (loss)	2020	2019	$ change	% change
Titleist golf balls	$10.0	$38.0	$(28.0)	(73.7)%
Titleist golf clubs	(2.4)	6.9	(9.3)	(134.8)%
Titleist golf gear	4.7	9.1	(4.4)	(48.4)%
FootJoy golf wear	(1.9)	4.2	(6.1)	(145.2)%

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
United States	$145.2	$256.3	$(111.1)	(43.3)%	$(111.1)	(43.3)%
EMEA (1)	34.1	60.0	(25.9)	(43.2)%	(25.0)	(41.7)%
Japan	22.1	38.8	(16.7)	(43.0)%	(17.2)	(44.3)%
Korea	65.9	60.4	5.5	9.1%	8.7	14.4%
Rest of world	32.7	46.7	(14.0)	(30.0)%	(13.0)	(27.8)%
Total net sales	$300.0	$462.2	$(162.2)	(35.1)%	$(157.6)	(34.1)%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Net Sales
Net sales decreased by $162.2 million, or 35.1%, to $300.0 million for the three months ended June 30, 2020 compared to $462.2 million for the three months ended June 30, 2019. On a constant currency basis, net sales decreased by $157.6 million, or 34.1%, to $304.6 million. The decrease in net sales on a constant currency basis was due to a decrease in all reportable segments primarily as a result of the impact of the COVID-19 pandemic as previously described. The decrease in net sales was partially offset by results from KJUS, which we acquired in the third quarter of 2019. The results from KJUS have not been allocated to any of our reportable segments.
Net sales in the United States decreased by $111.1 million, or 43.3%, to $145.2 million for the three months ended June 30, 2020 compared to $256.3 million for the three months ended June 30, 2019. Overall, sales in the United States were lower as a result of the impact of the COVID-19 pandemic. Net sales were lower across all reportable segments, with Titleist golf balls sales down $50.7 million, FootJoy golf wear sales down $28.8 million, Titleist golf clubs sales down $25.8 million and Titleist golf gear sales down $7.9 million. The decrease in net sales was partially offset by results from KJUS.
Our sales in regions outside of the United States decreased by $51.1 million, or 24.8%, to $154.8 million for the three months ended June 30, 2020 compared to $205.9 million for the three months ended June 30, 2019. On a constant currency basis, net sales in regions outside of the United States decreased by $46.5 million, or 22.6%, to $159.4 million. This decrease in net sales was due to decreases in sales volumes across all reportable segments primarily as a result of the impact of the COVID-19 pandemic in all regions except Korea. Korea net sales increased primarily due to higher sales volumes from FootJoy golf wear in all product categories and Titleist golf clubs.
Gross Profit
Gross profit decreased by $89.5 million to $156.5 million for the three months ended June 30, 2020 compared to $246.0 million for the three months ended June 30, 2019. Gross margin decreased to 52.2% for the three months ended June 30, 2020 compared to 53.2% for the three months ended June 30, 2019. The decrease in gross profit resulted from a decrease of $49.5 million in Titleist golf balls, a decrease of $19.1 million in Titleist golf clubs, a decrease of $16.3 million in FootJoy golf wear and a decrease of $7.0 million in Titleist golf gear, each primarily due to the sales volume declines discussed above. The decrease in gross profit was partially offset by results from KJUS.
The decrease in gross margin resulted from lower gross margins in Titleist golf balls and Titleist golf clubs, partially offset by higher gross margins in FootJoy golf wear. The Titleist golf balls and Titleist golf clubs segments experienced unfavorable manufacturing overhead absorption related to the temporary closure of our United States-based golf ball manufacturing and golf club assembly facilities as a result of the COVID-19 pandemic, partially offset by favorable FootJoy product costs in footwear and a favorable product mix shift in apparel.
Selling, General and Administrative Expenses
SG&A expenses decreased by $39.7 million to $130.5 million for the three months ended June 30, 2020 compared to $170.2 million for the three months ended June 30, 2019. This decrease primarily resulted from a decrease of $29.7 million in advertising and promotional costs and a decrease of $12.5 million in selling expense as a result of the COVID-19 pandemic and expense reduction measures taken across all segments. Overall, SG&A included a $1.5 million favorable impact of changes in foreign currency exchange rates across all expense categories and segments.
Research and Development
R&D expenses decreased by $1.8 million to $11.1 million for the three months ended June 30, 2020 compared to $12.9 million for the three months ended June 30, 2019, primarily resulting from expense reduction measures taken in response to the COVID-19 pandemic.
Restructuring Charges
During the three months ended June 30, 2020, we recorded $1.1 million in severance and other benefits related to involuntary headcount reductions associated with our restructuring program approved in the first quarter of 2020.
Intangible Amortization
Intangible amortization expenses increased by $0.2 million to $2.0 million for the three months ended June 30, 2020 compared to $1.8 million for the three months ended June 30, 2019, primarily due to an increase in amortizing intangible assets related to the acquisition of KJUS.
Interest Expense, net
Interest expense, net decreased by $0.8 million to $4.4 million for the three months ended June 30, 2020 compared to $5.2 million for the three months ended June 30, 2019. This decrease was primarily due to a decrease in interest rates, offset in part by an increase in borrowings.
Other Expense, net
Other expense, net increased by $3.4 million to $4.2 million for the three months ended June 30, 2020 compared to $0.8 million for the three months ended June 30, 2019. This increase was primarily due to pension settlement costs of $3.9 million recorded during the three months ended June 30, 2020 related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement plan as part of management’s approved restructuring program.

Income Tax (Benefit) Expense
Income tax expense decreased by $16.8 million to an income tax benefit of $0.6 million for the three months ended June 30, 2020 compared to income tax expense of $16.2 million for the three months ended June 30, 2019. Our Effective Tax Rate ("ETR") was (19.0)% for the three months ended June 30, 2020 compared to 29.4% for the three months ended June 30, 2019. The change in the ETR was primarily driven by the impact of the COVID-19 pandemic on our jurisdictional mix of earnings, as well as a discrete tax benefit related to a reduction of foreign withholding taxes.
Net Income Attributable to Acushnet Holdings Corp.
Net income attributable to Acushnet Holdings Corp. decreased by $36.2 million to $2.3 million for the three months ended June 30, 2020 compared to $38.5 million for the three months ended June 30, 2019, primarily as a result of a decrease in income from operations, partially offset by a decrease in income tax expense, as discussed above.
Adjusted EBITDA
Adjusted EBITDA decreased by $42.6 million to $33.1 million for the three months ended June 30, 2020 compared to $75.7 million for the three months ended June 30, 2019, primarily due to a decrease in income from operations. Adjusted EBITDA margin decreased to 11.0% for the three months ended June 30, 2020 compared to 16.4% for the three months ended June 30, 2019.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment decreased by $71.2 million, or 41.1%, to $102.1 million for the three months ended June 30, 2020 compared to $173.3 million for the three months ended June 30, 2019. On a constant currency basis, net sales in our Titleist golf balls segment decreased by $69.9 million, or 40.3%, to $103.4 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes across all models and regions, with the exception of Korea.
Titleist golf balls segment operating income decreased by $28.0 million, or 73.7%, to $10.0 million for the three months ended June 30, 2020 compared to $38.0 million for the three months ended June 30, 2019. This decrease resulted from a decrease in gross profit of $49.5 million, partially offset by lower operating expenses. The decrease in gross profit resulted from the sales decline discussed above and unfavorable manufacturing overhead absorption due to the temporary closure of our United States-based golf ball manufacturing facility as a result of the COVID-19 pandemic. Operating expenses decreased as a result of a $16.0 million decrease in advertising and promotional costs and a $4.9 million decrease in selling expense.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment decreased by $34.6 million, or 32.3%, to $72.4 million for the three months ended June 30, 2020 compared to $107.0 million for the three months ended June 30, 2019. On a constant currency basis, net sales in our Titleist golf clubs segment decreased by $33.8 million, or 31.6%, to $73.2 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes across all models and regions, with the exception of Korea.
Titleist golf clubs segment operating income decreased by $9.3 million, or 134.8%, to an operating loss of $2.4 million for the three months ended June 30, 2020 compared to operating income of $6.9 million for the three months ended June 30, 2019. This decrease resulted from lower gross profit of $19.1 million as a result of the sales volume decrease discussed above and unfavorable manufacturing overhead absorption due to the temporary closure of our United States-based golf club assembly facility as a result of the COVID-19 pandemic. Operating expenses decreased as a result of a $6.0 million decrease in advertising and promotional costs and a $4.3 million decrease in selling expense.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment decreased by $14.4 million, or 30.8%, to $32.4 million for the three months ended June 30, 2020 compared to $46.8 million for the three months ended June 30, 2019. On a constant currency basis, net sales in our Titleist golf gear segment decreased by $14.0 million, or 29.9%, to $32.8 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes across all product categories and regions.

Titleist golf gear segment operating income decreased by $4.4 million, or 48.4%, to $4.7 million for the three months ended June 30, 2020 compared to $9.1 million for the three months ended June 30, 2019. The decrease in operating income resulted from lower gross profit of $7.0 million due to the lower sales volume discussed above, partially offset by lower operating expenses, primarily selling expense.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased by $45.8 million, or 40.1%, to $68.3 million for the three months ended June 30, 2020 compared to $114.1 million for the three months ended June 30, 2019. On a constant currency basis, net sales in our FootJoy golf wear segment decreased by $44.7 million, or 39.2%, to $69.4 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes across all product categories and regions with the exception of Korea.
FootJoy golf wear segment operating income decreased by $6.1 million, or 145.2%, to an operating loss of $1.9 million for the three months ended June 30, 2020 compared to operating income of $4.2 million for the three months ended June 30, 2019. This decrease resulted from lower gross profit of $16.3 million as a result of the sales volume decrease discussed above, partially offset by higher gross margins due to lower manufacturing costs in footwear and a favorable product mix shift in apparel. Operating expenses decreased as a result of a $6.5 million decrease in advertising and promotional costs and a $4.2 million decrease in selling expense.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Net sales by reportable segment is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
Titleist golf balls	$218.4	$315.0	$(96.6)	(30.7)%	$(94.0)	(29.8)%
Titleist golf clubs	165.6	198.3	(32.7)	(16.5)%	(31.1)	(15.7)%
Titleist golf gear	75.9	92.0	(16.1)	(17.5)%	(14.8)	(16.1)%
FootJoy golf wear	198.7	255.1	(56.4)	(22.1)%	(53.8)	(21.1)%

Segment operating income by reportable segment is summarized as follows:

	Six months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2020	2019	$ change	% change
Titleist golf balls	$13.3	$57.7	$(44.4)	(76.9)%
Titleist golf clubs	2.1	6.5	(4.4)	(67.7)%
Titleist golf gear	13.5	18.2	(4.7)	(25.8)%
FootJoy golf wear	12.4	24.3	(11.9)	(49.0)%
Net sales information by region is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
United States	$356.2	$486.7	$(130.5)	(26.8)%	$(130.5)	(26.8)%
EMEA	108.8	131.1	(22.3)	(17.0)%	(19.7)	(15.0)%
Japan	59.7	79.5	(19.8)	(24.9)%	(21.0)	(26.4)%
Korea	116.3	109.5	6.8	6.2%	13.2	12.1%
Rest of world	67.7	89.1	(21.4)	(24.0)%	(19.4)	(21.8)%
Total net sales	$708.7	$895.9	$(187.2)	(20.9)%	$(177.4)	(19.8)%

Net Sales
Net sales decreased by $187.2 million, or 20.9%, to $708.7 million for the six months ended June 30, 2020 compared to $895.9 million for the six months ended June 30, 2019. On a constant currency basis, net sales decreased by $177.4 million, or 19.8%, to $718.5 million. The decrease in net sales on a constant currency basis was due to decreases across all reportable segments primarily as a result of the impact of the COVID-19 pandemic as previously described. The decrease in net sales was partially offset by results from KJUS.

Net sales in the United States decreased by $130.5 million, or 26.8%, to $356.2 million for the six months ended June 30, 2020 compared to $486.7 million for the six months ended June 30, 2019. Overall, sales in the United States were lower as a result of the impact of the COVID-19 pandemic. Net sales were lower across all reportable segments, with Titleist golf balls sales down $68.1 million, FootJoy golf wear sales down $31.3 million, Titleist golf clubs sales down $26.4 million and Titleist golf gear sales down $9.8 million. The decrease in net sales was partially offset by results from KJUS.
Net sales in regions outside of the United States were also impacted by the COVID-19 pandemic. Net sales in regions outside of the United States decreased by $56.7 million, or 13.9%, to $352.5 million for the six months ended June 30, 2020 compared to $409.2 million for the six months ended June 30, 2019. On a constant currency basis, net sales in such regions decreased by $46.9 million, or 11.5%, to $362.3 million. This decrease in net sales was due to decreases in sales volumes across all reportable segments, primarily as a result of the impact of the COVID-19 pandemic in all regions except Korea. Korea net sales increased across all reportable segments with the exception of Titleist golf gear, which decreased slightly. Additionally, results from KJUS partially offset declines in EMEA.

Gross Profit
Gross profit decreased by $110.8 million to $357.4 million for the six months ended June 30, 2020 compared to $468.2 million for the six months ended June 30, 2019. Gross margin decreased to 50.4% for the six months ended June 30, 2020 compared to 52.3% for the six months ended June 30, 2019. The decrease in gross profit resulted from a decrease of $69.6 million in Titleist golf balls, a decrease of $24.4 million in FootJoy golf wear, a decrease of $16.3 million in Titleist golf clubs and a decrease of $8.1 million in Titleist golf gear, each primarily due to the sales volume declines discussed above. The remaining change in gross profit was primarily due to results from KJUS.

The decrease in gross margin was primarily driven by lower gross margins in Titleist golf balls. The Titleist golf ball segment experienced unfavorable manufacturing overhead absorption related to the temporary closure of our United States-based golf ball manufacturing facilities as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses
SG&A expenses decreased by $42.3 million to $283.3 million for the six months ended June 30, 2020 compared to $325.6 million for the six months ended June 30, 2019. This decrease primarily resulted from a decrease of $33.4 million in advertising and promotional costs and a decrease of $10.1 million in selling expense as a result of the COVID-19 pandemic and expense reduction measures taken across all segments. Overall, SG&A included a $2.8 million favorable impact of changes in foreign currency exchange rates across all expense categories and segments.

Research and Development
R&D expenses decreased by $1.3 million to $24.4 million for the six months ended June 30, 2020 compared to $25.7 million for the six months ended June 30, 2019 primarily resulting from expense reduction measures taken in response to the COVID-19 pandemic.
Intangible Amortization
Intangible amortization expense increased by $0.4 million to $3.9 million for the six months ended June 30, 2020 compared to $3.5 million for the six months ended June 30, 2019, primarily due to an increase in amortizing intangible assets related to the acquisition of KJUS.
Restructuring Charges
During the six months ended June 30, 2020, we recorded $11.2 million in severance and other benefits expense related to our voluntary retirement program, as well as $1.5 million in severance and other benefits related to involuntary headcount reductions both associated with our restructuring program approved in the first quarter of 2020.
Interest Expense, net
        Interest expense, net decreased by $1.6 million to $8.5 million for the six months ended June 30, 2020 compared to $10.1 million for the six months ended June 30, 2019. This decrease was primarily due to a decrease in interest rates for the six months ended June 30, 2020.
Other Expense (Income), net
Other expense (income), net increased by $5.1 million to other expense, net of $4.9 million for the six months ended June 30, 2020 compared to other income, net of $0.2 million for the six months ended June 30, 2019. This increase was primarily due to pension settlement costs of $3.9 million recorded during the six months ended June 30, 2020 related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement plan as part of management’s approved restructuring program.
Income Tax Expense
Income tax expense decreased by $21.5 million to $7.0 million for the six months ended June 30, 2020 compared to $28.5 million for the six months ended June 30, 2019. Our ETR was 35.6% for the six months ended June 30, 2020 compared to 27.6% for the six months ended June 30, 2019. The increase in the ETR was primarily driven by the impact of the COVID-19 pandemic on our jurisdictional mix of earnings, as well as discrete tax benefits related to both a reduction of foreign withholding taxes and a reduction in tax benefits related to share-based compensation expense.

Net Income Attributable to Acushnet Holdings Corp.
Net income attributable to Acushnet Holdings Corp. decreased by $62.2 million to $11.2 million for the six months ended June 30, 2020 compared to $73.4 million for the six months ended June 30, 2019, primarily as a result of a decrease in income from operations, partially offset by a decrease in income tax expense, as discussed above.
Adjusted EBITDA
Adjusted EBITDA decreased by $54.0 million to $85.9 million for the six months ended June 30, 2020 compared to $139.9 million for the six months ended June 30, 2019, primarily due to a decrease in income from operations. Adjusted EBITDA margin decreased to 12.1% for the six months ended June 30, 2020 compared to 15.6% for the six months ended June 30, 2019.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment decreased by $96.6 million, or 30.7%, to $218.4 million for the six months ended June 30, 2020 compared to $315.0 million for the six months ended June 30, 2019. On a constant currency basis, net sales in our Titleist golf balls segment decreased by $94.0 million, or 29.8%, to $221.0 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes across all models and regions, with the exception of Korea.
Titleist golf balls segment operating income decreased by $44.4 million, or 76.9%, to $13.3 million for the six months ended June 30, 2020 compared to $57.7 million for the six months ended June 30, 2019. This decrease in operating income resulted from a decrease in gross profit of $69.6 million, partially offset by lower operating expenses. The decrease in gross profit was primarily due to the sales decline discussed above and unfavorable manufacturing overhead absorption due to the closure of our United States-based golf ball manufacturing facility as a result of the COVID-19 pandemic. Operating expenses decreased as a result of a decrease in advertising and promotional costs of $18.4 million and a decrease in selling expense of $5.7 million.

Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment decreased by $32.7 million, or 16.5%, to $165.6 million for the six months ended June 30, 2020 compared to $198.3 million for the six months ended June 30, 2019. On a constant currency basis, net sales in our Titleist golf clubs segment decreased by $31.1 million, or 15.7%, to $167.2 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes across all models and regions, with the exception of Korea.
Titleist golf clubs segment operating income decreased by $4.4 million to $2.1 million for the six months ended June 30, 2020 compared to $6.5 million for the six months ended June 30, 2019. The decrease in operating income resulted from lower gross profit of $16.3 million as a result of the sales volume decrease discussed above, partially offset by lower operating expenses. Operating expenses decreased as a result of a $6.3 million decrease in advertising and promotional costs and a $5.3 million decrease in selling expense.

Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment decreased by $16.1 million, or 17.5%, to $75.9 million for the six months ended June 30, 2020 compared to $92.0 million for the six months ended June 30, 2019. On a constant currency basis, net sales in our Titleist golf gear segment decreased by $14.8 million, or 16.1%, to $77.2 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes across all product categories and regions.
Titleist golf gear segment operating income decreased by $4.7 million, or 25.8%, to $13.5 million for the six months ended June 30, 2020 compared to $18.2 million for the six months ended June 30, 2019. The decrease in operating income resulted from lower gross profit of $8.1 million as a result of the sales volume decrease discussed above, partially offset by lower operating expenses. Operating expenses decreased as a result of a $1.8 million decrease in selling costs and a $1.6 million decrease in advertising and promotional costs.

FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased by $56.4 million, or 22.1%, to $198.7 million for the six months ended June 30, 2020 compared to $255.1 million for the six months ended June 30, 2019. On a constant currency basis, net sales in our FootJoy golf wear segment decreased by $53.8 million, or 21.1%, to $201.3 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes across all product categories and regions, with the exception of Korea.
FootJoy golf wear segment operating income decreased by $11.9 million, or 49.0%, to $12.4 million for the six months ended June 30, 2020 compared to $24.3 million for the six months ended June 30, 2019. The decrease in operating income resulted from lower gross profit of $24.4 million as a result of the sales volume decrease discussed above, partially offset by lower operating expenses. Operating expenses decreased as a result of a $7.6 million decrease in advertising and promotional costs and a $4.8 million decrease in selling expense.

Liquidity and Capital Resources
Our primary cash needs relate to working capital, capital expenditures, servicing of our debt, paying dividends, pension contributions and repurchasing shares of our common stock. We expect to rely on cash flows from operations and borrowings under our revolving credit facility and local credit facilities as our primary sources of liquidity.
Our liquidity is impacted by our level of working capital, which is cyclical as a result of the general seasonality of our business. Our accounts receivable balance is generally at its highest starting at the end of the first quarter and continuing through the second quarter, and declines during the third and fourth quarters as a result of both an increase in cash collections and lower sales. Our inventory balance also fluctuates as a result of the seasonality of our business. Generally, our buildup of inventory starts during the fourth quarter and continues through the first quarter and into the beginning of the second quarter in order to meet demand for our initial sell-in during the first quarter and reorders in the second quarter. Both accounts receivable and inventory balances are impacted by the timing of new product launches.
As of June 30, 2020, we had $108.9 million of unrestricted cash (including $11.7 million attributable to our FootJoy golf shoe variable interest entity). As of June 30, 2020, 64.4% of our total unrestricted cash was held at our non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
As noted previously, the COVID-19 pandemic has adversely impacted our results of operations for the first six months of 2020. We have taken several steps to preserve our liquidity position and to manage cash flows on an ongoing basis. Subject to the length and severity of the COVID-19 pandemic, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, including the current COVID-19 pandemic, demand for our products, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2019 and further updated in "Risk Factors," Item 1A of Part II included elsewhere in this report.
Debt and Financing Arrangements
On April 1, 2020, we drew down $200.0 million under our revolving credit facility which we subsequently repaid on June 30, 2020. As of June 30, 2020, we had $219.6 million of availability under our revolving credit facility after giving effect to $6.6 million of outstanding letters of credit. Additionally, we had $59.3 million available under our local credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. On July 3, 2020, we amended our credit agreement to, among other things, provide debt covenant relief for each of the fiscal quarters ending between September 30, 2020 and September 30, 2021. See “Notes to Consolidated Financial Statements-Note-4-Debt and Financing Arrangements,” Item 1 of Part I included elsewhere in this report for a description of our amended credit agreement. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2020, we were in compliance with all covenants under the credit agreement.
See “Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a further description of our credit facilities. Additionally, see "Risk Factors - Risks Related to Our Indebtedness" as described in our Annual Report on Form 10-K for the year ended December 31, 2019 and "Risk Factors," Item 1A of Part II included elsewhere in this report for further discussion surrounding the risks and uncertainties of our credit facilities.
Capital Expenditures
We made $10.4 million of capital expenditures during the six months ended June 30, 2020 primarily related to investments to support the manufacturing and distribution of products, our go to market activities and continued investments in information technology to support our global strategic initiatives. We have reduced our planned capital expenditures for the year until there is more clarity on the length and severity of the COVID-19 pandemic.

Dividends and Share Repurchase Program
The Board of Directors has authorized us to repurchase up to an aggregate of $100.0 million of our issued and outstanding common stock. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion consistent with our general working capital needs and within the constraints of our credit agreement. This program will remain in effect until completed or until terminated by the Board of Directors. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Co., to purchase from Magnus an equal amount of our common stock as we purchase on the open market, up to an aggregate of $24.9 million, at the same weighted average per share price.
In April 2020, we temporarily suspended stock repurchases under our share repurchase program in light of the COVID-19 pandemic. Prior to this, we repurchased 243,894 shares of common stock on the open market at an average price of $28.60 for an aggregate of $7.0 million during 2020. As a result of these purchases, we recorded an additional liability to repurchase additional shares of common stock from Magnus of $7.0 million (243,894 shares of common stock) bringing the total liability to $8.8 million (299,894 shares of common stock) as of June 30, 2020. Excluding the impact of the share repurchase liability, as of June 30, 2020, we had $63.7 million remaining under the current share repurchase program, including $11.1 million related to the Magnus share repurchase agreement. We have the ability to resume repurchases in our discretion.
During the six months ended June 30, 2020, we paid dividends on our common stock of $23.0 million to our shareholders. During the third quarter of 2020, our Board of Directors declared a dividend of $0.155 per share of common stock to shareholders of record as of September 4, 2020 and payable on September 18, 2020.
Cash Flows
The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$(839)	$40,011
Investing activities	(10,355)	(10,595)
Financing activities	88,346	(17,262)
Effect of foreign exchange rate changes on cash and restricted cash	(307)	(202)
Net increase in cash and restricted cash	$76,845	$11,952
Cash Flows from Operating Activities
Net cash used in operating activities was $0.8 million for the six months ended June 30, 2020 compared to net cash provided by operating activities of $40.0 million for the six months ended June 30, 2019, an increase in cash used in operating activities of $40.8 million. The change in cash used in operating activities was due to a decrease in net income primarily due to the impact of the COVID-19 pandemic and changes in working capital. Working capital at any specific point in time is subject to many variables including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
Net cash used in investing activities was $10.4 million for the six months ended June 30, 2020 compared to $10.6 million for the six months ended June 30, 2019, a decrease in cash used in investing activities of $0.2 million. This decrease relates to a decrease in capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities was $88.3 million for the six months ended June 30, 2020 compared to net cash used in financing activities of $17.3 million for the six months ended June 30, 2019, an increase in cash provided by financing activities of $105.6 million. This increase was primarily due to an increase in net proceeds from borrowings and a decrease in payments for employee restricted stock tax withholdings.

Off-Balance Sheet Arrangements
As of June 30, 2020, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates, foreign exchange rates and commodity prices, as well as inflation risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents.
COVID-19 Pandemic
Uncertainty with respect to the economic impact of the COVID-19 pandemic has introduced significant volatility in the financial markets and has impacted interest rates, foreign exchange rates and commodity prices. The COVID-19 pandemic continues to be fluid and uncertain, making it difficult to forecast the ultimate impact it could have on our future operations.
Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities, which accrue interest at variable rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index such as LIBOR. The LIBOR rate, on which the Eurodollar Rate is based, is expected to be discontinued by the end of 2021. The credit agreement permits us to agree with the administrative agent for the credit facility on a replacement benchmark rate subject to certain conditions (including that a majority of the lenders do not object to such replacement rate within a specified period of time following notice thereof from the administrative agent). Increases in interest rates may reduce our net income by increasing the cost of our debt.
During 2018, we entered into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of June 30, 2020, the notional value of our outstanding interest rate swap contracts was $140.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statement-Note-5-Derivative Financial Instruments" for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our pre-tax interest expense. As of June 30, 2020, we had $377.8 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs) after giving effect to $140.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of June 30, 2020 would have resulted in an increase of $3.8 million in our annual pre-tax interest expense.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at June 30, 2020 was $257.9 million, representing a net settlement asset of $2.9 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of June 30, 2020, while not predictive in nature, indicated that the net settlement asset of $2.9 million would decrease by $19.5 million resulting in a net settlement liability of $16.6 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.

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
ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended June 30, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, many of our employees began working remotely in March 2020. This change to our working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We will continue to monitor and assess any impacts from the COVID-19 pandemic on our internal controls over financial reporting.

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
Our business, financial position, results of operations and cash flows have been, and could continue to be, negatively impacted by the COVID-19 pandemic.
The COVID-19 pandemic, and the various governmental, industry and consumer actions taken in response thereto, have impacted and could continue to impact our business. These impacts have included significant decreases in demand for our products; temporary closure of golf courses, including on-course retail pro shops; the temporary closure of off-course retail partner locations; cancellation of professional golf tour events; changes in consumer behavior in affected regions that restrict recreational activities and discretionary spending; significant disruptions in or closures of our manufacturing operations or those of our suppliers; disruptions within our supply chain restricting our ability to import products or obtain the necessary raw materials or components to make products; limitations on our employees’ and consumers’ ability to work and travel; restrictions on public gatherings; potential financial difficulties of customers and suppliers; significant changes in economic or political conditions; and related volatility in financial and market conditions.
Given the uncertainty of the COVID-19 pandemic situation, we cannot predict the full extent the impact of this pandemic and actions being taken worldwide to address it will have on the economy, trade, our business and the businesses of our customers and suppliers. While it is impossible to quantify the impact of the COVID-19 pandemic, business disruptions as a result of the COVID-19 pandemic could continue to have a material impact on our business, results of operations, financial position and cash flows. The degree to which the COVID-19 pandemic and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control, including the spread, severity and duration of the pandemic; the actions taken to contain the spread of COVID-19, including any additional government-ordered shutdowns; the pandemic's impact on the global economy and demand for our products; and to what extent and how quickly normal economic and operating conditions resume. Although we have seen recovery in the geographic regions where we do business, if those regions fail to fully contain the COVID-19 pandemic or suffer a renewed outbreak of COVID-19, those markets may not recover as quickly or at all. A prolonged decline in general economic conditions or uncertainties regarding future economic prospects as a result of the pandemic could adversely affect consumer confidence and discretionary spending, which in turn could result in further reduced sales of our products and could materially adversely affect our business, financial position, results of operations and cash flows.
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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the second quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2)(3) (in thousands)
April 1, 2020 - April 30, 2020	—	$—	—	$63,672
May 1, 2020 - May 31, 2020	—	—	—	63,672
June 1, 2020 - June 30, 2020	—	—	—	63,672
Total	—	$—	—	$63,672

_______________________________________________________________________________
(1) Our Board of Directors has authorized us to repurchase up to an aggregate of $100.0 million of our issued and outstanding common stock. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Co., to purchase from Magnus an equal amount of our common stock as we purchase on the open market up to an aggregate of $24.9 million at the same weighted average per share price. In relation to the Magnus share repurchase agreement, during the three months ended June 30, 2020 we recorded no additional liability for shares of common stock to be repurchased from Magnus. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
(2) Includes $11.1 million related to the Magnus share repurchase agreement. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note 9-Common Stock,” Item 1 of Part I, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreement.
(3) In April 2020, we temporarily suspended stock repurchases under our share repurchase program in light of the COVID-19 pandemic. We have the ability to resume repurchases in our discretion.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information

None.

ITEM 6.      Exhibits

Exhibit No.	Description

10.1
First Amendment to Credit Agreement, dated as of July 3, 2020, among Acushnet Holdings Corp, Acushnet Company, Acushnet Canada Inc., Acushnet Europe Ltd., certain other subsidiaries of Acushnet Company and Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2020 (No. 001-37935)).

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

ACUSHNET HOLDINGS CORP.

Dated: August 5, 2020	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2020	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

