Form 10-Q
period 2020-09-30
Acushnet Holdings Corp.
filed 2020-11-06
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 74,294,507 shares of common stock outstanding as of October 30, 2020.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

3

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2020	2019
Assets
Current assets
Cash and restricted cash ($8,449 and $8,514 attributable to the variable interest entity ("VIE"))	$112,603	$34,184
Accounts receivable, net	268,231	215,428
Inventories ($5,509 and $11,958 attributable to the VIE)	318,356	398,368
Prepaid and other assets	87,912	94,838
Total current assets	787,102	742,818
Property, plant and equipment, net ($10,778 and $11,374 attributable to the VIE)	219,744	231,575
Goodwill ($32,312 and $32,312 attributable to the VIE)	215,059	214,056
Intangible assets, net	475,195	480,794
Deferred income taxes	67,823	70,541
Other assets ($2,512 and $2,517 attributable to the VIE)	74,163	77,265
Total assets	$1,839,086	$1,817,049
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$40,438	$54,123
Current portion of long-term debt	17,500	17,500
Accounts payable ($4,239 and $8,360 attributable to the VIE)	94,867	102,335
Accrued taxes	31,331	36,032
Accrued compensation and benefits ($1,833 and $3,542 attributable to the VIE)	76,552	72,465
Accrued expenses and other liabilities ($2,723 and $4,468 attributable to the VIE)	102,466	76,663
Total current liabilities	363,154	359,118
Long-term debt	317,908	330,701
Deferred income taxes	4,601	4,837
Accrued pension and other postretirement benefits	109,206	118,852
Other noncurrent liabilities ($3,688 and $5,202 attributable to the VIE)	50,956	51,908
Total liabilities	845,825	865,416
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	475	807
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,665,990 and 75,619,587 shares issued	76	76
Additional paid-in capital	919,607	910,507
Accumulated other comprehensive loss, net of tax	(103,227)	(112,028)
Retained earnings	190,159	151,039
Treasury stock, at cost; 1,671,754 shares and 1,183,966 shares (including 299,894 and 56,000 of accrued share repurchases) (Note 9)	(45,106)	(31,154)
Total equity attributable to Acushnet Holdings Corp.	961,509	918,440
Noncontrolling interests	31,277	32,386
Total shareholders' equity	992,786	950,826
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,839,086	$1,817,049

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Net sales	$482,932	$417,166	$1,191,675	$1,313,086
Cost of goods sold	230,911	199,822	582,242	627,542
Gross profit	252,021	217,344	609,433	685,544
Operating expenses:
Selling, general and administrative	153,724	158,857	436,982	484,506
Research and development	10,611	12,746	34,963	38,417
Intangible amortization	1,964	2,015	5,875	5,533
Restructuring charges	518	—	13,250	—
Income from operations	85,204	43,726	118,363	157,088
Interest expense, net	3,831	4,504	12,356	14,600
Other expense, net	3,186	1,486	8,050	1,297
Income before income taxes	78,187	37,736	97,957	141,191
Income tax expense	14,141	7,730	21,183	36,244
Net income	64,046	30,006	76,774	104,947
Less: Net income attributable to noncontrolling interests	(830)	(209)	(2,368)	(1,736)
Net income attributable to Acushnet Holdings Corp.	$63,216	$29,797	$74,406	$103,211

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.85	$0.40	$1.00	$1.37
Diluted	0.84	0.39	0.99	1.36
Weighted average number of common shares:
Basic	74,448,733	75,192,567	74,498,841	75,603,108
Diluted	75,082,805	75,552,440	75,017,229	75,888,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$64,046	$30,006	$76,774	$104,947
Other comprehensive income (loss):
Foreign currency translation adjustments	9,480	(5,995)	4,740	(6,370)
Cash flow derivative instruments
Unrealized holding gains (losses) arising during period	(2,708)	2,293	(1,100)	2,246
Reclassification adjustments included in net income	(1,295)	(1,427)	(2,138)	(5,703)
Tax benefit	1,152	106	967	1,062
Cash flow derivative instruments, net	(2,851)	972	(2,271)	(2,395)
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	2,300	2,384	8,366	3,865
Tax expense	(583)	(364)	(2,034)	(711)
Pension and other postretirement benefits adjustments, net	1,717	2,020	6,332	3,154
Total other comprehensive income (loss)	8,346	(3,003)	8,801	(5,611)
Comprehensive income	72,392	27,003	85,575	99,336
Less: Comprehensive income attributable to noncontrolling interests	(889)	(209)	(2,544)	(1,736)
Comprehensive income attributable to Acushnet Holdings Corp.	$71,503	$26,794	$83,031	$97,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities
Net income	$76,774	$104,947
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation and amortization	31,058	31,188
Unrealized foreign exchange (gains) losses	(518)	2,615
Amortization of debt issuance costs	961	1,107
Share-based compensation	10,077	7,991
Loss on disposals of property, plant and equipment	2	8
Deferred income taxes	1,739	14,699
Changes in operating assets and liabilities
Accounts receivable	(49,494)	(88,036)
Inventories	79,751	22,887
Accounts payable	(5,197)	2,277
Accrued taxes	(5,453)	(10,543)
Other assets and liabilities	27,411	5,791
Cash flows provided by operating activities	167,111	94,931
Cash flows from investing activities
Additions to property, plant and equipment	(15,387)	(18,166)
Business acquisitions, net of cash acquired	—	(28,104)
Cash flows used in investing activities	(15,387)	(46,270)
Cash flows from financing activities
(Repayments of) proceeds from short-term borrowings, net	(14,232)	59,614
Repayments of term loan facility	(13,125)	—
Repayments of delayed draw term loan A facility	—	(5,625)
Repayment of term loan A facility	—	(21,094)
Purchases of common stock	(6,976)	(10,409)
Debt issuance costs	(966)	—
Dividends paid on common stock	(34,550)	(32,967)
Dividends paid to noncontrolling interests	(4,302)	(3,353)
Payment of employee restricted stock tax withholdings	(496)	(10,924)
Cash flows used in financing activities	(74,647)	(24,758)
Effect of foreign exchange rate changes on cash and restricted cash	1,342	(710)
Net increase in cash and restricted cash	78,419	23,193
Cash and restricted cash, beginning of year	34,184	31,014
Cash and restricted cash, end of period	$112,603	$54,207
Supplemental information
Non-cash additions to property, plant and equipment	$446	$1,962
Non-cash additions to right-of-use assets obtained in exchange for operating lease obligations	7,107	5,351
Non-cash additions to right-of-use assets obtained in exchange for finance lease obligations	427	—
Dividend equivalents rights ("DERs") declared not paid	750	580
Share repurchase liability (Note 9)	6,976	10,409
Non-cash loan to noncontrolling interest (Note 1)	—	4,392

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of June 30, 2019	75,614	$76	$905,351	$(91,647)	$124,827	$(12,356)	$926,251	$31,786	$958,037
Net income	—	—	—	—	29,797	—	29,797	478	30,275
Other comprehensive loss	—	—	—	(3,003)	—	—	(3,003)	—	(3,003)
Share-based compensation	—	—	2,605	—	—	—	2,605	—	2,605
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 10)	5	—	1	—	—	—	1	—	1
Purchases of common stock (Note 9)	—	—	—	—	—	(4,231)	(4,231)	—	(4,231)
Share repurchase liability (Note 9)	—	—	—	—	—	(4,231)	(4,231)	—	(4,231)
Dividends and dividend equivalents declared	—	—	—	—	(10,726)	—	(10,726)	—	(10,726)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,500)	(1,500)
Balances as of September 30, 2019	75,619	$76	$907,957	$(94,650)	$143,898	$(20,818)	$936,463	$30,764	$967,227

Balances as of June 30, 2020	75,656	$76	$916,097	$(111,573)	$138,733	$(45,106)	$898,227	$34,744	$932,971
Net income	—	—	—	—	63,216	—	63,216	835	64,051
Other comprehensive income	—	—	—	8,346	—	—	8,346	—	8,346
Share-based compensation	—	—	3,510	—	—	—	3,510	—	3,510
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 10)	10	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	(11,790)	—	(11,790)	—	(11,790)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(4,302)	(4,302)
Balances as of September 30, 2020	75,666	$76	$919,607	$(103,227)	$190,159	$(45,106)	$961,509	$31,277	$992,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2018	74,760	$75	$910,890	$(89,039)	$72,946	$—	$894,872	$32,112	$926,984
Net income	—	—	—	—	103,211	—	103,211	2,005	105,216
Other comprehensive loss	—	—	—	(5,611)	—	—	(5,611)	—	(5,611)
Share-based compensation	—	—	7,991	—	—	—	7,991	—	7,991
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 10)	859	1	(10,924)	—	—	—	(10,923)	—	(10,923)
Purchases of common stock (Note 9)	—	—	—	—	—	(10,409)	(10,409)	—	(10,409)
Share repurchase liability (Note 9)	—	—	—	—	—	(10,409)	(10,409)	—	(10,409)
Dividends and dividend equivalents declared	—	—	—	—	(32,259)	—	(32,259)	—	(32,259)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(3,353)	(3,353)
Balances as of September 30, 2019	75,619	$76	$907,957	$(94,650)	$143,898	$(20,818)	$936,463	$30,764	$967,227

Balances as of December 31, 2019	75,620	$76	$910,507	$(112,028)	$151,039	$(31,154)	$918,440	$32,386	$950,826
Net income	—	—	—	—	74,406	—	74,406	3,193	77,599
Other comprehensive income	—	—	—	8,801	—	—	8,801	—	8,801
Share-based compensation	—	—	9,585	—	—	—	9,585	—	9,585
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 10)	46	—	(485)	—	—	—	(485)	—	(485)
Purchases of common stock (Note 9)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Share repurchase liability (Note 9)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Dividends and dividend equivalents declared	—	—	—	—	(35,286)	—	(35,286)	—	(35,286)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(4,302)	(4,302)
Balances as of September 30, 2020	75,666	$76	$919,607	$(103,227)	$190,159	$(45,106)	$961,509	$31,277	$992,786

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the full year ending December 31, 2020, nor were those of the comparable 2019 period representative of those actually experienced for the full year ended December 31, 2019. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2019 included in its Annual Report on Form 10-K filed with the SEC on February 27, 2020.
Risks and Uncertainties
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”). Through the end of June 2020, the Company's business was significantly disrupted by the COVID-19 pandemic. In Asia, the Company's operations were impacted earlier in the year and were at varying stages of recovery at the end of June, with Korea nearly fully recovered while Japan and other markets continued to progress. In the United States and Europe, as a result of government-ordered shutdowns, most on-course retail pro shops and off-course retail partner locations were closed for some portion of March, most of April and part of May 2020. Also, as a result of these orders, the Company was forced to temporarily close or substantially limit its operations in its manufacturing facilities and distribution centers in the United States and Europe from the end of March until mid-May 2020. During this period, the Company was largely unable to manufacture or ship products in these regions and took steps to strengthen its financial position and balance sheet, bolster its liquidity position and provide additional financial flexibility, including by reducing discretionary spending, reducing capital expenditures, suspending its share repurchase program, and amending its credit agreement (see Note 4). The Company's manufacturing facilities and distribution centers were re-opened in mid-May 2020 with protocols designed to promote the health and safety of its associates in accordance with state and local government re-opening guidance. By the end of June 2020, substantially all of the golf courses, on-course retail pro shops and off-course retail partner locations in the United States and Europe had re-opened and rounds of play have been strong since golf courses have reopened. The impact of the COVID-19 pandemic continues to evolve and remains highly uncertain, including the potential for a significant increase in the spread of the virus, additional government related shutdowns and a significant decrease in the current level of rounds of play and the related demand for golf related products.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including: impairment of goodwill and indefinite-lived intangible assets; impairment of long-lived assets, including property, plant and equipment; the fair value and collectability of receivables and other financial assets; the valuation of inventory; the effectiveness of foreign exchange forward contracts designated as cash flow hedges and the credit quality of the financial institutions with which the Company enters into derivative contracts; continuing compliance with debt covenants related to the Company's credit facility; and the probability of achievement of the performance metrics related to the Company's performance stock units (“PSUs”). The primary impacts to the Company’s consolidated financial statements as of the three and nine months ended September 30, 2020 include the hedge de-designation of certain foreign exchange forward contracts deemed ineffective (Note 5) and a decrease in share-based compensation expense related to the Company's PSUs.
The impact of the COVID-19 pandemic continues to evolve, and both the full impact and duration of the COVID-19 pandemic remain highly uncertain. Accordingly, the Company's business, results of operations, financial position and cash flows could continue to be materially impacted in ways that the Company cannot currently predict.

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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE, which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of September 30, 2020 and December 31, 2019. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Noncontrolling Interests and Redeemable Noncontrolling Interest
The ownership interests held by owners other than the Company in less than wholly-owned subsidiaries are classified as noncontrolling interests. Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The financial results and position of the noncontrolling interests are included in their entirety in the Company’s unaudited condensed consolidated financial statements. The value attributable to the noncontrolling interests is presented on the unaudited condensed consolidated balance sheets, separately from the equity attributable to the Company. The value attributable to the redeemable noncontrolling interest and the related loan to the minority shareholders, which is recorded as a reduction to redeemable noncontrolling interest, is presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders included in temporary equity on the unaudited condensed consolidated balance sheets was $4.4 million as of both September 30, 2020 and December 31, 2019. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are presented separately on the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income, respectively.
Cash and Restricted Cash
Cash held in Company checking accounts is included in cash. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. The Company classifies as restricted certain cash that is not available for use in its operations. As of September 30, 2020 and December 31, 2019, the amount of restricted cash included in cash and restricted cash on the unaudited condensed consolidated balance sheets was $2.1 million and $2.0 million, respectively.
Accounts Receivable
On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The CECL methodology requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables.
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
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current and forecasted economic conditions (including the impact of the COVID-19 pandemic) which could affect the collectability of the reported amounts. All of these factors have been considered in the estimate of expected credit losses as of September 30, 2020.
The activity related to the allowance for doubtful accounts for the periods presented was as follows:

	Three months ended	Nine months ended
(in thousands)	September 30, 2020	September 30, 2020
Balance at beginning of period	$7,743	$5,338
Bad debt expense	113	2,821
Amount of receivables recovered (written off)	(61)	(335)
Foreign currency translation and other	139	110
Balance at end of period	$7,934	$7,934
Foreign Currency Translation and Transactions
Foreign currency transaction gains (losses) included in selling, general and administrative expense were gains of $1.0 million and losses of $0.6 million for the three months ended September 30, 2020 and 2019, respectively. Foreign currency transaction gains (losses) included in selling, general and administrative expense were gains of $2.6 million and losses of $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Recently Adopted Accounting Standards
Intangibles —Goodwill and Other —Internal-Use Software
On January 1, 2020, the Company adopted ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract" ("ASU 2018-15"). The amendments in this update aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this standard did not have a material impact on the consolidated financial statements.
Recently Issued Accounting Standards
Income Taxes
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes ("ASU 2019-12"). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to general principles in Topic 740. The amendments also improve consistent application and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

Defined Benefit Plans—Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"). The amendments in this update remove defined benefit plan disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this standard should be applied to all periods presented. The adoption of this standard will not have a material impact on the consolidated financial statements.
2. Inventories
The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2020	2019
Raw materials and supplies	$67,260	$87,675
Work-in-process	20,012	22,024
Finished goods	231,084	288,669
Inventories	$318,356	$398,368
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Balance at beginning of period	$3,594	$3,580	$4,048	$3,331
Provision	1,555	1,650	2,885	4,738
Claims paid/costs incurred	(1,432)	(1,592)	(3,162)	(4,417)
Foreign currency translation and other	56	295	2	281
Balance at end of period	$3,773	$3,933	$3,773	$3,933
4. Debt and Financing Arrangements
Credit Facility
The credit facility includes a revolving credit facility and a term loan facility. There were outstanding borrowings under the revolving credit facility of $37.7 million and $50.3 million as of September 30, 2020 and December 31, 2019, respectively. The weighted average interest rate applicable to these outstanding borrowings was 2.25% and 3.54% as of September 30, 2020 and December 31, 2019, respectively.
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. See further discussion below regarding the Company's credit agreement and subsequent amendments to its leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2020, the Company was in compliance with all covenants under the credit agreement.
As of September 30, 2020, the Company had available borrowings under its revolving credit facility of $358.7 million after giving effect to $3.6 million of outstanding letters of credit.

On July 3, 2020, the Company amended its credit agreement dated December 23, 2019 (the “First Amendment”). The First Amendment amended the credit agreement to, among other things, modify the maximum net average total leverage ratio for each of the fiscal quarters ending after June 30, 2020 and on or before September 30, 2021 (for such period of time, the “Covenant Relief Period”). During the Covenant Relief Period, in lieu of complying with a maximum net average total leverage ratio of 3.50 to 1.00, the Company is required to comply with maximum net average total leverage ratios of 5.50 to 1.00 for the current fiscal quarter ending September 30, 2020, 6.50 to 1.00 for the fiscal quarters ending December 31, 2020 and March 31, 2021, 4.50 to 1.00 for the fiscal quarter ending June 30, 2021 and 4.00 to 1.00 for the fiscal quarter ending September 30, 2021. Beginning with the fiscal quarter ending December 31, 2021, the Company will be required to comply with its previous maximum net average total leverage ratio of 3.50 to 1.00.
The First Amendment also modified the interest rate applicable to borrowings under the credit agreement during the Covenant Relief Period from a range of 1.00% to 1.75% over the Eurodollar Rate (as defined in the credit agreement, which includes a 0.75% floor during the Covenant Relief Period) or 0.00% to 0.75% over the Base Rate (as defined in the credit agreement) to a range of 1.00% to 2.50% over the Eurodollar Rate or 0.00% to 1.50% over the Base Rate. The First Amendment modified the commitment fee rate payable during the Covenant Relief Period in respect of unused portions of the revolving credit facility from a range of 0.15% to 0.30% to a range of 0.15% to 0.45%.
During the Covenant Relief Period, the Company has the right under the amended credit agreement to establish a new revolving credit facility (a “364-Day Revolving Credit Facility”) providing for up to $150.0 million of revolving commitments of a new class maturing no later than the earlier of (x) 364 days from establishment of such facility and (y) the latest maturity applicable to then-outstanding term loans and existing revolving credit loans under the credit facility. The lenders under the credit facility will not be under any obligation to provide commitments under a 364-Day Revolving Credit Facility, and the establishment of a 364-Day Revolving Credit Facility is subject to customary conditions precedent.
The First Amendment amended the incremental facilities provision in the credit agreement by permitting the Company to request additional term loans and/or increases to the existing revolving credit facility in an aggregate principal amount not to exceed (i) $225.0 million (the “Free and Clear Incremental Amount”) plus (ii) an unlimited amount so long as the net average secured leverage ratio (as defined in the credit agreement) does not exceed 2.25 to 1.00 on a pro forma basis (the “Incremental Provision”). Under the amended credit agreement, the Incremental Provision is unavailable during the Covenant Relief Period. In addition, at any time that a 364-Day Revolving Credit Facility is in effect, outstanding commitments and loans under such 364-Day Revolving Credit Facility will reduce the Free and Clear Incremental Amount.
In connection with amending its credit agreement, the Company incurred fees and expenses of approximately $1.1 million, of which approximately $0.8 million was capitalized as debt issuance costs included in other assets and long-term debt on the consolidated balance sheet. The remaining $0.3 million was included in interest expense, net for the three and nine months ending September 30, 2020.
See Note 1 for further discussion on the Company's evaluation and response to the COVID-19 pandemic.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were outstanding borrowings under the Company's local credit facilities of $2.7 million and $3.8 million as of September 30, 2020 and December 31, 2019, respectively. The weighted average interest rate applicable to the outstanding borrowings was 1.75% and 2.29% as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the Company had available borrowings remaining under these local credit facilities of $60.2 million.
Letters of Credit
As of September 30, 2020 and December 31, 2019, there were outstanding letters of credit related to agreements, including the Company's credit facility, totaling $7.4 million and $14.8 million, respectively, of which $4.1 million and $11.6 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $53.8 million and $59.8 million as of September 30, 2020 and December 31, 2019, respectively.
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

Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of September 30, 2020 and December 31, 2019 was $260.4 million and $287.9 million, respectively.
As a result of the impact of the COVID-19 pandemic, during the nine months ended September 30, 2020, the Company de-designated certain foreign exchange cash flow hedges deemed ineffective, none of which were outstanding as of September 30, 2020. See Note 1 for further discussion on the Company's evaluation and response to the COVID-19 pandemic.
The Company also enters into foreign exchange forward contracts, which do not qualify as hedging instruments under U.S. GAAP, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of September 30, 2020 and December 31, 2019.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. The interest rate swap contracts are accounted for as cash flow hedges. As of September 30, 2020 and December 31, 2019, the notional value of the Company's outstanding interest rate swap contracts was $140.0 million and $160.0 million, respectively.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		September 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2020	2019
Prepaid and other assets	Foreign exchange forward	$2,217	$4,549
Other assets	Foreign exchange forward	184	1,109
Accrued expenses and other liabilities	Foreign exchange forward	2,107	2,561
	Interest rate swap	2,530	1,862
Other noncurrent liabilities	Foreign exchange forward	606	115
	Interest rate swap	—	789

The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Type of hedge
Foreign exchange forward	$(2,711)	$2,440	$1,119	$4,634
Interest rate swap	3	(147)	(2,219)	(2,388)
Total	$(2,708)	$2,293	$(1,100)	$2,246
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $0.9 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net loss of $2.5 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 11.
The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Location of gain (loss) in statement of operations
Foreign exchange forward:
Cost of goods sold	$2,216	$1,677	$3,990	$6,276
Selling, general and administrative (1)(2)	(551)	625	(1,080)	442
Total	$1,665	$2,302	$2,910	$6,718

Interest Rate Swap:
Interest expense, net	$(966)	$(250)	$(2,346)	$(573)
Total	$(966)	$(250)	$(2,346)	$(573)
_______________________________________________________________________________
(1)    Relates to net gains (losses) on foreign exchange forward contracts derived from previously designated cash flow hedges.
(2)    Selling, general and administrative expense for the nine months ended September 30, 2020, excludes net gains of $0.5 million reclassified out of accumulated other comprehensive loss, net of tax related to hedges deemed ineffective.
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 were as follows:

	Fair Value Measurements as of
	September 30, 2020 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$6,306	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	2,217	—	Prepaid and other assets
Deferred compensation program assets	876	—	—	Other assets
Foreign exchange derivative instruments	—	184	—	Other assets
Total assets	$7,182	$2,401	$—
Liabilities
Foreign exchange derivative instruments	$—	$2,107	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	2,530	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	876	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	606	—	Other noncurrent liabilities
Total liabilities	$876	$5,243	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows:

	Fair Value Measurements as of
	December 31, 2019 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$6,070	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	4,549	—	Prepaid and other assets
Deferred compensation program assets	870	—	—	Other assets
Foreign exchange derivative instruments	—	1,109	—	Other assets
Total assets	$6,940	$5,658	$—
Liabilities
Foreign exchange derivative instruments	$—	$2,561	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1,862	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	870	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	115	—	Other noncurrent liabilities
Interest rate derivative instruments	—	789	—	Other noncurrent liabilities
Total liabilities	$870	$5,327	$—
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

7. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
(in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost (income)
Service cost	$2,402	$2,262	$150	$143
Interest cost	2,194	2,644	108	140
Expected return on plan assets	(2,577)	(3,123)	—	—
Settlement expense	1,241	2,122	—	—
Amortization of net loss (gain)	1,356	513	(241)	(359)
Amortization of prior service cost (credit)	70	94	(35)	(35)
Net periodic benefit cost (income)	$4,686	$4,512	$(18)	$(111)

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Components of net periodic benefit cost (income)
Service cost	$7,180	$6,384	$450	$430
Interest cost	7,244	8,432	324	418
Expected return on plan assets	(8,382)	(9,679)	—	—
Settlement expense	5,091	3,897	—	—
Amortization of net loss (gain)	3,663	914	(725)	(1,077)
Amortization of prior service cost (credit)	209	186	(103)	(103)
Net periodic benefit cost (income)	$15,005	$10,134	$(54)	$(332)
The non-service cost components of net periodic benefit cost (income) are included in other expense, net in the unaudited condensed consolidated statements of operations.
8. Income Taxes
Income tax expense increased by $6.4 million to $14.1 million for the three months ended September 30, 2020 compared to $7.7 million for the three months ended September 30, 2019. The Company’s effective tax rate ("ETR") was 18.1% for the three months ended September 30, 2020 compared to 20.5% for the three months ended September 30, 2019. The change in the ETR was primarily driven by the impact of the COVID-19 pandemic on the Company's jurisdictional mix of earnings, as well as a reduction of income tax expense related to U.S. taxation of foreign earnings.
Income tax expense decreased by $15.0 million to $21.2 million for the nine months ended September 30, 2020 compared to $36.2 million for the nine months ended September 30, 2019. The Company’s ETR was 21.6% for the nine months ended September 30, 2020 compared to 25.7% for the nine months ended September 30, 2019. The change in the ETR was primarily driven by the impact of the COVID-19 pandemic on the Company's jurisdictional mix of earnings, as well as discrete tax benefits related to both a reduction of foreign withholding taxes and U.S. taxation of foreign earnings, offset by a reduction in tax benefits related to share-based compensation expense.

9. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 10), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2020:
Third Quarter	$0.155	$11,790
Second Quarter	0.155	11,761
First Quarter	0.155	11,735
Total dividends declared in 2020	$0.465	$35,286

2019:
Fourth Quarter	$0.14	$10,718
Third Quarter	0.14	10,726
Second Quarter	0.14	10,751
First Quarter	0.14	10,782
Total dividends declared in 2019	$0.56	$42,977
During the fourth quarter of 2020, the Company's Board of Directors declared a dividend of $0.155 per share of common stock to shareholders of record as of December 4, 2020 and payable on December 18, 2020.
Share Repurchase Program
As of September 30, 2020, the Board of Directors had authorized the Company to repurchase up to an aggregate of $100.0 million of its issued and outstanding common stock.
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
The Company's share repurchase activity was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019
Shares repurchased (1)	—	166,972	243,894	420,357
Average price	$—	$25.34	$28.60	$24.76
Aggregate value	$—	$4,231	$6,976	$10,409
_______________________________________________________________________________
(1) There were no shares repurchased from Magnus during the three and nine months ended September 30, 2020 related to the Magnus share repurchase agreement.
In relation to the Magnus share repurchase agreement, the Company has recorded a liability to repurchase additional shares of common stock from Magnus of $8.8 million (299,894 shares) and $1.8 million (56,000 shares), which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. Excluding the impact of the share repurchase liability, as of September 30, 2020, the Company had $63.7 million remaining under the current share repurchase authorization, including $11.1 million related to the Magnus share repurchase agreement.

10. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), PSUs and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of September 30, 2020, the only awards granted under the 2015 Plan were RSUs and PSUs.
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
A summary of the Company’s RSUs and PSUs as of September 30, 2020 and changes during the nine months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2019	947,243	$23.49	207,077	$23.47
Granted	519,208	25.92	252,031	25.45
Vested (1)	(94,406)	25.22	(789)	25.45
Forfeited	(58,816)	24.06	(743)	25.45
Outstanding as of September 30, 2020	1,313,229	$24.30	457,576	$24.55

_______________________________________________________________________________
(1) Includes 64,475 shares of common stock related to RSUs and no shares of common stock related to PSUs that were not delivered as of September 30, 2020.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Nine months ended		Nine months ended
	September 30, 2020		September 30, 2019
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued (1)	62,855	789	407,083	900,226
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(16,972)	(269)	(123,013)	(325,246)
Net shares of common stock issued	45,883	520	284,070	574,980

Cumulative undelivered shares of common stock	252,601	—	172,627	—
______________________________________________________________________________
(1) Shares of common stock issued in 2019 related to PSUs represents PSUs that vested in 2018 but were delivered in common stock during the nine months ended September 30, 2019.

Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
RSUs	$2,876	$2,175	$9,141	$6,915
PSUs	634	430	444	1,076
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $16.3 million and $5.7 million, respectively, as of September 30, 2020 and is expected to be recognized over the related weighted average period of 1.9 years and 2.3 years, respectively.
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Cost of goods sold	$357	$218	$985	$579
Selling, general and administrative	3,090	2,153	8,379	6,794
Research and development	227	234	713	618
Total compensation expense before income tax	3,674	2,605	10,077	7,991
Income tax benefit	811	580	2,123	1,716
Total compensation expense, net of income tax	$2,863	$2,025	$7,954	$6,275
11. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 5) and pension and other postretirement adjustments (Note 7).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses) on	Pension and	Accumulated
	Currency	Foreign Exchange	Interest Rate	Other	Other
	Translation	Derivative	Swap Derivative	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Instruments	Adjustments	Loss, Net of Tax
Balance as of December 31, 2019	$(71,187)	$2,901	$(2,003)	$(41,739)	$(112,028)
Other comprehensive income (loss) before reclassifications	4,740	1,119	(2,219)	231	3,871
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(4,484)	2,346	8,135	5,997
Tax benefit (expense)	—	998	(31)	(2,034)	(1,067)
Balance as of September 30, 2020	$(66,447)	$534	$(1,907)	$(35,407)	$(103,227)

12. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2020	2019	2020	2019

Net income attributable to Acushnet Holdings Corp.	$63,216	$29,797	$74,406	$103,211

Weighted average number of common shares:
Basic	74,448,733	75,192,567	74,498,841	75,603,108
Diluted	75,082,805	75,552,440	75,017,229	75,888,548

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.85	$0.40	$1.00	$1.37
Diluted	$0.84	$0.39	$0.99	$1.36
Net income per common share attributable to Acushnet Holdings Corp. for the three and nine months ended September 30, 2020 and 2019 was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three and nine months ended September 30, 2020 and 2019 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
For the three and nine months ended September 30, 2020 and 2019, the following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
RSUs	—	—	—	1,350
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
Results shown for the three and nine months ended September 30, 2020 and 2019 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Net sales
Titleist golf balls	$170,121	$120,885	$388,499	$435,857
Titleist golf clubs	120,818	126,779	286,428	325,107
Titleist golf gear	44,274	34,576	120,168	126,594
FootJoy golf wear	116,010	102,572	314,733	357,648
Other	31,709	32,354	81,847	67,880
Total net sales	$482,932	$417,166	$1,191,675	$1,313,086

Segment operating income
Titleist golf balls	$47,697	$17,830	$60,988	$75,530
Titleist golf clubs	19,199	20,099	21,341	26,559
Titleist golf gear	7,216	1,741	20,740	19,958
FootJoy golf wear	6,464	698	18,906	24,998
Other	4,969	3,112	8,716	11,699
Total segment operating income	85,545	43,480	130,691	158,744
Reconciling items:
Interest expense, net	(3,831)	(4,504)	(12,356)	(14,600)
Restructuring charges	(518)	—	(13,250)	—
Non-service cost component of net periodic benefit cost	(2,116)	(1,996)	(7,321)	(2,988)
Transaction fees	—	(68)	—	(2,015)
Other	(893)	824	193	2,050
Total income before income tax	$78,187	$37,736	$97,957	$141,191
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
United States	$271,278	$215,676	$627,516	$702,326
EMEA (1)	65,442	55,667	174,239	186,746
Japan	42,282	55,195	101,980	134,743
Korea	61,455	55,726	177,793	165,178
Rest of world	42,475	34,902	110,147	124,093
Total net sales	$482,932	$417,166	$1,191,675	$1,313,086
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
The Company's purchase obligations as of September 30, 2020 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2020	2021	2022	2023	2024	Thereafter
Purchase obligations (1)	$135,939	$34,449	$4,853	$682	$472	$1,603
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2020.
Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam Suntory, Inc. indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of September 30, 2020 and December 31, 2019, the Company’s estimate of its receivable for these indemnifications was $9.8 million and $9.5 million, respectively, which was recorded in other assets on the unaudited condensed consolidated balance sheets.
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
The activity related to the Company’s restructuring programs was as follows:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
(in thousands)	VBR	Other	VBR	Other
Balance at beginning of period	$10,340	$856	$—	$—
Provision	—	518	11,249	2,001
Payments	(1,705)	(396)	(2,829)	(1,026)
Foreign currency translation and other	102	8	317	11
Balance at end of period	$8,737	$986	$8,737	$986
There are no further costs expected to be incurred with these programs. The Company could implement additional restructuring programs in the future as a result of the impacts of the COVID-19 pandemic or other operational efficiency improvement opportunities.

The restructuring program liabilities recognized on the unaudited condensed consolidated balance sheets were as follows:

(in thousands)		September 30,
Balance Sheet Location	Restructuring Program	2020
Accrued compensation and benefits	VBR	$8,032
	Other	986
Other noncurrent liabilities	VBR	705

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
Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”). Through the end of June 2020, our business was significantly disrupted by the COVID-19 pandemic. In Asia, our operations were impacted earlier in the year and were at varying stages of recovery at the end of June, with Korea nearly fully recovered while Japan and other markets continued to progress. In the United States and Europe, as a result of government-ordered shutdowns, most on-course retail pro shops and off-course retail partner locations were closed for some portion of March, most of April and part of May 2020. Also, as a result of these orders, we were forced to temporarily close or substantially limit our operations in our manufacturing facilities and distribution centers in the United States and Europe from the end of March until mid-May 2020. During this period, we were largely unable to manufacture or ship products in these regions and took steps to strengthen our financial position and balance sheet, bolster our liquidity position and provide additional financial flexibility, including by reducing discretionary spending, reducing capital expenditures, suspending our share repurchase program, and amending our credit agreement.
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
By the end of June 2020, substantially all of the golf courses, on-course retail pro shops and off-course retail partner locations in the United States and Europe had re-opened. Rounds of play have been strong since golf courses have reopened, which resulted in increased demand for our products during June 2020 and even greater demand for our products through the third quarter of 2020 in the United States and Europe. Rounds of play and demand for golf products in Korea have remained strong through the third quarter of 2020; however, Japan continued to be negatively impacted by COVID-19 with decreased rounds of play and lower demand for golf related products. The impact of the COVID-19 pandemic continues to evolve and remains highly uncertain, including the potential for a significant increase in the spread of the virus, additional government related shutdowns and a significant decrease in the current level of rounds of play and the related demand for golf related products.
The COVID-19 pandemic has materially impacted our results of operations for the third quarter of 2020 and the first nine months of 2020 as described in more detail under “Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019” and “Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019” below. The impact of the COVID-19 pandemic continues to evolve, and both the full impact and duration of the COVID-19 pandemic remain highly uncertain. Accordingly, our business, results of operations, financial position and cash flows could continue to be materially impacted in ways that we cannot currently predict.
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
Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net sales	$482,932	$417,166	$1,191,675	$1,313,086
Cost of goods sold	230,911	199,822	582,242	627,542
Gross profit	252,021	217,344	609,433	685,544
Operating expenses:
Selling, general and administrative	153,724	158,857	436,982	484,506
Research and development	10,611	12,746	34,963	38,417
Intangible amortization	1,964	2,015	5,875	5,533
Restructuring charges	518	—	13,250	—
Income from operations	85,204	43,726	118,363	157,088
Interest expense, net	3,831	4,504	12,356	14,600
Other expense, net	3,186	1,486	8,050	1,297
Income before income taxes	78,187	37,736	97,957	141,191
Income tax expense	14,141	7,730	21,183	36,244
Net income	64,046	30,006	76,774	104,947
Less: Net income attributable to noncontrolling interests	(830)	(209)	(2,368)	(1,736)
Net income attributable to Acushnet Holdings Corp.	$63,216	$29,797	$74,406	$103,211
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$63,216	$29,797	$74,406	$103,211
Interest expense, net	3,831	4,504	12,356	14,600
Income tax expense	14,141	7,730	21,183	36,244
Depreciation and amortization	10,487	11,592	31,058	31,188
Share-based compensation	3,674	2,605	10,077	7,991
Restructuring & transformation costs (1)	643	—	13,710	—
Transaction fees	—	68	—	2,015
Other extraordinary, unusual or non-recurring items, net (2)	2,417	(738)	19,960	(1,338)
Net income attributable to noncontrolling interests	830	209	2,368	1,736
Adjusted EBITDA	$99,239	$55,767	$185,118	$195,647
Adjusted EBITDA margin	20.5%	13.4%	15.5%	14.9%

_______________________________________________________________________________________
(1)Relates to severance and other costs associated with management's approved restructuring program to refine the Company's business model and improve operational efficiencies.
(2)Includes salaries and benefits paid for associates who could not work due to government mandated shutdowns, fringe benefits paid for furloughed associates, spoiled raw materials, incremental costs to support remote work and the cost of additional health and safety equipment of $13.5 million during the nine months ended September 30, 2020. Additionally includes $1.2 million and $5.1 million of pension settlement costs related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement plan as part of management’s approved restructuring program during the three and nine months ended September 30, 2020, respectively.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
Titleist golf balls	$170.1	$120.9	$49.2	40.7%	$48.5	40.1%
Titleist golf clubs	120.8	126.8	(6.0)	(4.7)%	(6.6)	(5.2)%
Titleist golf gear	44.3	34.6	9.7	28.0%	9.4	27.2%
FootJoy golf wear	116.0	102.6	13.4	13.1%	12.5	12.2%

Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income (loss)	2020	2019	$ change	% change
Titleist golf balls	$47.7	$17.8	$29.9	168.0%
Titleist golf clubs	19.2	20.1	(0.9)	(4.5)%
Titleist golf gear	7.2	1.7	5.5	323.5%
FootJoy golf wear	6.5	0.7	5.8	828.6%

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
United States	$271.3	$215.7	$55.6	25.8%	$55.6	25.8%
EMEA (1)	65.4	55.7	9.7	17.4%	7.6	13.6%
Japan	42.3	55.2	(12.9)	(23.4)%	(13.3)	(24.1)%
Korea	61.5	55.7	5.8	10.4%	5.8	10.4%
Rest of world	42.4	34.9	7.5	21.5%	7.5	21.5%
Total net sales	$482.9	$417.2	$65.7	15.7%	$63.2	15.1%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Net Sales
Net sales increased by $65.7 million, or 15.7%, to $482.9 million for the three months ended September 30, 2020 compared to $417.2 million for the three months ended September 30, 2019. On a constant currency basis, net sales increased by $63.2 million, or 15.1%, to $480.4 million. The increase in net sales on a constant currency basis was primarily driven by increased sales in Titleist golf balls, FootJoy golf wear and Titleist golf gear of $48.5 million, $12.5 million and $9.4 million, respectively, driven by sales volume increases across all categories as a result of a significant increase in rounds of play and related demand for golf related products. This increase was partially offset by a decrease of $6.6 million in Titleist golf clubs primarily due to lower average selling prices and sales volumes of our TS metals, which were in their second model year, and lower sales volumes of hybrids and irons, partially offset by higher sales volumes of our SM8 wedges.
Net sales in the United States increased by $55.6 million, or 25.8%, to $271.3 million for the three months ended September 30, 2020 compared to $215.7 million for the three months ended September 30, 2019. The increase in net sales in the United States was primarily driven by an increase of $39.2 million in Titleist golf balls, an increase of $7.5 million in Titleist golf gear, an increase of $7.1 million in FootJoy golf wear and an increase of $1.9 million in Titleist golf clubs all driven by a significant increase in rounds of play and related demand for golf related products.

Our sales in regions outside of the United States increased by $10.1 million, or 5.0%, to $211.6 million for the three months ended September 30, 2020 compared to $201.5 million for the three months ended September 30, 2019. On a constant currency basis, net sales in regions outside of the United States increased by $7.6 million, or 3.8%, to $209.1 million. In EMEA, the increase in net sales was driven by increased sales across all segments. In Korea, the increase in net sales was primarily driven by increased sales in FootJoy golf wear, Titleist golf gear and Titleist golf balls. In Rest of world, the increase in net sales was primarily driven by increased sales of Titleist golf balls and Titleist golf clubs. Net sales decreased in Japan, primarily due to lower sales of Titleist golf clubs.
Gross Profit
Gross profit increased by $34.7 million to $252.0 million for the three months ended September 30, 2020 compared to $217.3 million for the three months ended September 30, 2019. Gross margin increased to 52.2% for the three months ended September 30, 2020 compared to 52.1% for the three months ended September 30, 2019. The increase in gross profit resulted from an increase of $30.9 million in Titleist golf balls, an increase of $5.8 million in FootJoy golf wear and an increase of $5.5 million in Titleist golf gear, partially offset by a decrease of $9.8 million in Titleist golf clubs, each primarily due to the sales volume changes discussed above.
The increase in gross margin was primarily due to higher gross margins in Titleist golf balls due to a favorable product mix shift and in Titleist golf gear due to higher average selling prices, largely offset by a decrease in gross margin in Titleist golf clubs primarily as a result of lower gross margins on our TS metals, which were in their second model year, and higher inventory obsolescence.
Selling, General and Administrative Expenses
SG&A expenses decreased by $5.2 million to $153.7 million for the three months ended September 30, 2020 compared to $158.9 million for the three months ended September 30, 2019. This decrease primarily resulted from a decrease of $5.9 million in advertising and promotional costs.
Research and Development
R&D expenses decreased by $2.1 million to $10.6 million for the three months ended September 30, 2020 compared to $12.7 million for the three months ended September 30, 2019, primarily related to a reduction in employee related costs and experimental material expense.
Income Tax Expense
Income tax expense increased by $6.4 million to $14.1 million for the three months ended September 30, 2020 compared to $7.7 million for the three months ended September 30, 2019. Our Effective Tax Rate ("ETR") was 18.1% for the three months ended September 30, 2020 compared to 20.5% for the three months ended September 30, 2019. The change in the ETR was primarily driven by the impact of the COVID-19 pandemic on our jurisdictional mix of earnings, as well as a reduction of income tax expense related to U.S. taxation of foreign earnings.
Net Income Attributable to Acushnet Holdings Corp.
Net income attributable to Acushnet Holdings Corp. increased by $33.4 million to $63.2 million for the three months ended September 30, 2020 compared to $29.8 million for the three months ended September 30, 2019, primarily as a result of an increase in income from operations, partially offset by an increase in income tax expense, as discussed above.
Adjusted EBITDA
Adjusted EBITDA increased by $43.4 million to $99.2 million for the three months ended September 30, 2020 compared to $55.8 million for the three months ended September 30, 2019, primarily due to an increase in income from operations. Adjusted EBITDA margin increased to 20.5% for the three months ended September 30, 2020 compared to 13.4% for the three months ended September 30, 2019.

Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased by $49.2 million, or 40.7%, to $170.1 million for the three months ended September 30, 2020 compared to $120.9 million for the three months ended September 30, 2019. On a constant currency basis, net sales in our Titleist golf balls segment increased by $48.5 million, or 40.1%, to $169.4 million. This increase was driven by higher sales volumes across all models, attributed to a significant increase in rounds of play and related demand for golf related products.
Titleist golf balls segment operating income increased by $29.9 million, or 168.0%, to $47.7 million for the three months ended September 30, 2020 compared to $17.8 million for the three months ended September 30, 2019. The increase in operating income resulted from higher gross profit of $30.9 million, primarily due to the sales volume increase and favorable product mix shift.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment decreased by $6.0 million, or 4.7%, to $120.8 million for the three months ended September 30, 2020 compared to $126.8 million for the three months ended September 30, 2019. On a constant currency basis, net sales in our Titleist golf clubs segment decreased by $6.6 million, or 5.2%, to $120.2 million. This decrease was primarily due to lower sales of metals, hybrids and irons and was partially offset by higher sales volumes of our SM8 wedges introduced in the first quarter of 2020. Sales of metals were down as a result of lower average selling prices and sales volumes of our TS metals, which were in their second model year, and our decision to delay the launch of our new TSi metals based on market conditions as a result of the COVID-19 pandemic. Sales of hybrids and irons were down due to lower sales volumes in each category.
Titleist golf clubs segment operating income decreased by $0.9 million, or 4.5%, to $19.2 million for the three months ended September 30, 2020 compared to $20.1 million for the three months ended September 30, 2019. The decrease in operating income resulted from lower gross profit of $9.8 million, largely offset by lower operating expenses. The decrease in gross profit was primarily due to the sales volume decrease discussed above, lower gross profit on our TS metals, which were in their second model year, and higher inventory obsolescence. Operating expenses decreased as a result of a $7.0 million decrease in advertising and promotional costs and a $1.3 million decrease in selling expense.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased by $9.7 million, or 28.0%, to $44.3 million for the three months ended September 30, 2020 compared to $34.6 million for the three months ended September 30, 2019. On a constant currency basis, net sales in our Titleist golf gear segment increased by $9.4 million, or 27.2%, to $44.0 million. This increase was primarily driven by sales volume increases in our golf bags, golf gloves and headwear product categories.
Titleist golf gear segment operating income increased by $5.5 million, or 323.5%, to $7.2 million for the three months ended September 30, 2020 compared to $1.7 million for the three months ended September 30, 2019. The increase in operating income resulted from higher gross profit of $5.5 million due to higher sales volume and higher average selling prices across all product categories.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased by $13.4 million, or 13.1%, to $116.0 million for the three months ended September 30, 2020 compared to $102.6 million for the three months ended September 30, 2019. On a constant currency basis, net sales in our FootJoy golf wear segment increased by $12.5 million, or 12.2%, to $115.1 million. This increase was primarily driven by sales volume increases in our golf gloves and footwear product categories.
FootJoy golf wear segment operating income increased by $5.8 million, to $6.5 million for the three months ended September 30, 2020 compared to $0.7 million for the three months ended September 30, 2019. The increase in operating income resulted from higher gross profit of $5.8 million as a result of the sales volume increase discussed above.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Net sales by reportable segment is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
Titleist golf balls	$388.5	$435.9	$(47.4)	(10.9)%	$(45.5)	(10.4)%
Titleist golf clubs	286.4	325.1	(38.7)	(11.9)%	(37.7)	(11.6)%
Titleist golf gear	120.2	126.6	(6.4)	(5.1)%	(5.4)	(4.3)%
FootJoy golf wear	314.7	357.6	(42.9)	(12.0)%	(41.3)	(11.5)%

Segment operating income by reportable segment is summarized as follows:

	Nine months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2020	2019	$ change	% change
Titleist golf balls	$61.0	$75.5	$(14.5)	(19.2)%
Titleist golf clubs	21.3	26.6	(5.3)	(19.9)%
Titleist golf gear	20.7	20.0	0.7	3.5%
FootJoy golf wear	18.9	25.0	(6.1)	(24.4)%
Net sales information by region is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
United States	$627.5	$702.3	$(74.8)	(10.7)%	$(74.8)	(10.7)%
EMEA	174.2	186.7	(12.5)	(6.7)%	(12.1)	(6.5)%
Japan	102.0	134.7	(32.7)	(24.3)%	(34.3)	(25.5)%
Korea	177.8	165.2	12.6	7.6%	19.0	11.5%
Rest of world	110.2	124.2	(14.0)	(11.3)%	(12.0)	(9.7)%
Total net sales	$1,191.7	$1,313.1	$(121.4)	(9.2)%	$(114.2)	(8.7)%

Net Sales
Net sales decreased by $121.4 million, or 9.2%, to $1,191.7 million for the nine months ended September 30, 2020 compared to $1,313.1 million for the nine months ended September 30, 2019. On a constant currency basis, net sales decreased by $114.2 million, or 8.7%, to $1,198.9 million. The decrease in net sales on a constant currency basis was due to decreases across all reportable segments primarily as a result of the impact of the COVID-19 pandemic as previously described. The decrease in net sales was partially offset by results from KJUS.

Net sales in the United States decreased by $74.8 million, or 10.7%, to $627.5 million for the nine months ended September 30, 2020 compared to $702.3 million for the nine months ended September 30, 2019. Overall, sales in the United States were lower as a result of the impact of the COVID-19 pandemic. Net sales were lower across all reportable segments, with Titleist golf balls sales down $28.9 million, Titleist golf clubs sales down $24.6 million, FootJoy golf wear sales down $24.1 million and Titleist golf gear sales down $2.3 million. The decrease in net sales was partially offset by results from KJUS.

Net sales in regions outside of the United States were also impacted by the COVID-19 pandemic. Net sales in regions outside of the United States decreased by $46.6 million, or 7.6%, to $564.2 million for the nine months ended September 30, 2020 compared to $610.8 million for the nine months ended September 30, 2019. On a constant currency basis, net sales in such regions decreased by $39.4 million, or 6.5%, to $571.4 million. This decrease in net sales was due to decreases in sales volumes across all reportable segments, primarily as a result of the impact of the COVID-19 pandemic in all regions except Korea. Korea net sales increased across all reportable segments. Additionally, results from KJUS partially offset declines in EMEA.

Gross Profit
Gross profit decreased by $76.1 million to $609.4 million for the nine months ended September 30, 2020 compared to $685.5 million for the nine months ended September 30, 2019. Gross margin decreased to 51.1% for the nine months ended September 30, 2020 compared to 52.2% for the nine months ended September 30, 2019. The decrease in gross profit resulted from a decrease of $38.7 million in Titleist golf balls, a decrease of $26.1 million in Titleist golf clubs, a decrease of $18.6 million in FootJoy golf wear and a decrease of $2.6 million in Titleist golf gear, each primarily due to the sales volume declines discussed above. The remaining change in gross profit was primarily due to results from KJUS.

The decrease in gross margin was primarily driven by lower gross margins in Titleist golf balls and Titleist golf clubs. The Titleist golf ball segment experienced unfavorable manufacturing overhead absorption related to the temporary closure of our United States-based golf ball manufacturing facilities during the second quarter of 2020 as a result of the COVID-19 pandemic. The decrease in Titleist golf clubs was primarily due to an unfavorable product mix shift as a result of our decision to delay the launch of our new metals based on market conditions as a result of the COVID-19 pandemic and higher inventory obsolescence.

Selling, General and Administrative Expenses
SG&A expenses decreased by $47.5 million to $437.0 million for the nine months ended September 30, 2020 compared to $484.5 million for the nine months ended September 30, 2019. This decrease primarily resulted from a decrease of $39.3 million in advertising and promotional costs and a decrease of $8.8 million in selling expense as a result of the COVID-19 pandemic and expense reduction measures taken across all segments. Overall, SG&A included a $2.2 million favorable impact of changes in foreign currency exchange rates across all expense categories and segments.

Research and Development
R&D expenses decreased by $3.4 million to $35.0 million for the nine months ended September 30, 2020 compared to $38.4 million for the nine months ended September 30, 2019 primarily resulting from expense reduction measures taken in response to the COVID-19 pandemic and a reduction in experimental material expense.
Intangible Amortization
Intangible amortization expense increased by $0.4 million to $5.9 million for the nine months ended September 30, 2020 compared to $5.5 million for the nine months ended September 30, 2019, primarily due to KJUS.
Restructuring Charges
During the nine months ended September 30, 2020, we recorded $11.2 million in severance and other benefits expense related to our voluntary retirement program, as well as $2.0 million in severance and other benefits related to involuntary headcount reductions both associated with our restructuring program approved in the first quarter of 2020.
Interest Expense, net
    Interest expense, net decreased by $2.2 million to $12.4 million for the nine months ended September 30, 2020 compared to $14.6 million for the nine months ended September 30, 2019. This decrease was primarily due to a decrease in interest rates and a decrease in borrowings for the nine months ended September 30, 2020, offset in part by an increase in interest rate swap loss.
Other Expense, net
Other expense, net increased by $6.8 million to $8.1 million for the nine months ended September 30, 2020 compared to $1.3 million for the nine months ended September 30, 2019. This increase was primarily due to pension settlement costs of $5.1 million recorded during the nine months ended September 30, 2020 related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program associated with management’s approved restructuring program.
Income Tax Expense
Income tax expense decreased by $15.0 million to $21.2 million for the nine months ended September 30, 2020 compared to $36.2 million for the nine months ended September 30, 2019. Our ETR was 21.6% for the nine months ended September 30, 2020 compared to 25.7% for the nine months ended September 30, 2019. The change in the ETR was primarily driven by the impact of the COVID-19 pandemic on our jurisdictional mix of earnings, as well as discrete tax benefits related to both a reduction of foreign withholding taxes and U.S. taxation of foreign earnings, offset by a reduction in tax benefits related to share-based compensation expense.
Net Income Attributable to Acushnet Holdings Corp.
Net income attributable to Acushnet Holdings Corp. decreased by $28.8 million to $74.4 million for the nine months ended September 30, 2020 compared to $103.2 million for the nine months ended September 30, 2019, primarily as a result of a decrease in income from operations, partially offset by a decrease in income tax expense, as discussed above.
Adjusted EBITDA
Adjusted EBITDA decreased by $10.5 million to $185.1 million for the nine months ended September 30, 2020 compared to $195.6 million for the nine months ended September 30, 2019, primarily due to a decrease in income from operations. Adjusted EBITDA margin increased to 15.5% for the nine months ended September 30, 2020 compared to 14.9% for the nine months ended September 30, 2019.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment decreased by $47.4 million, or 10.9%, to $388.5 million for the nine months ended September 30, 2020 compared to $435.9 million for the nine months ended September 30, 2019. On a constant currency basis, net sales in our Titleist golf balls segment decreased by $45.5 million, or 10.4%, to $390.4 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes across all models and regions, with the exception of Korea.
Titleist golf balls segment operating income decreased by $14.5 million, or 19.2%, to $61.0 million for the nine months ended September 30, 2020 compared to $75.5 million for the nine months ended September 30, 2019. The decrease in operating income resulted from lower gross profit of $38.7 million, partially offset by lower operating expenses. The decrease in gross profit was primarily due to the sales decline discussed above and unfavorable manufacturing overhead absorption due to the closure of our United States-based golf ball manufacturing facilities during the second quarter of 2020 as a result of the COVID-19 pandemic. Operating expenses decreased primarily as a result of a decrease in advertising and promotional costs of $16.3 million, a decrease in selling expense of $5.1 million and a decrease of $3.2 million in research and development costs.

Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment decreased by $38.7 million, or 11.9%, to $286.4 million for the nine months ended September 30, 2020 compared to $325.1 million for the nine months ended September 30, 2019. On a constant currency basis, net sales in our Titleist golf clubs segment decreased by $37.7 million, or 11.6%, to $287.4 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes across all models, with the exception our SM8 wedges introduced in the first quarter of 2020, and all regions, with the exception of Korea and Rest of world.
Titleist golf clubs segment operating income decreased by $5.3 million, or 19.9%, to $21.3 million for the nine months ended September 30, 2020 compared to $26.6 million for the nine months ended September 30, 2019. The decrease in operating income resulted from lower gross profit of $26.1 million as a result of the sales volume decrease discussed above, partially offset by lower operating expenses. Operating expenses decreased primarily as a result of a $13.3 million decrease in advertising and promotional costs and a $6.6 million decrease in selling expense.

Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment decreased by $6.4 million, or 5.1%, to $120.2 million for the nine months ended September 30, 2020 compared to $126.6 million for the nine months ended September 30, 2019. On a constant currency basis, net sales in our Titleist golf gear segment decreased by $5.4 million, or 4.3%, to $121.2 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes primarily in our headwear and travel product categories, partially offset by higher average selling prices across all product categories..
Titleist golf gear segment operating income increased by $0.7 million, or 3.5%, to $20.7 million for the nine months ended September 30, 2020 compared to $20.0 million for the nine months ended September 30, 2019. The increase in operating income resulted from lower operating expenses, partially offset by lower gross profit. Operating expenses decreased primarily as a result of a $1.9 million decrease in advertising and promotional costs and a $1.4 million decrease in selling expense. Gross profit was $2.6 million lower primarily as a result of the sales volume decrease discussed above.

FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased by $42.9 million, or 12.0%, to $314.7 million for the nine months ended September 30, 2020 compared to $357.6 million for the nine months ended September 30, 2019. On a constant currency basis, net sales in our FootJoy golf wear segment decreased by $41.3 million, or 11.5%, to $316.3 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes primarily in our footwear and apparel product categories and all regions, with the exception of Korea.
FootJoy golf wear segment operating income decreased by $6.1 million, or 24.4%, to $18.9 million for the nine months ended September 30, 2020 compared to $25.0 million for the nine months ended September 30, 2019. The decrease in operating income resulted from lower gross profit of $18.6 million as a result of the sales volume decrease discussed above, partially offset by lower operating expenses. Operating expenses decreased primarily as a result of a $7.9 million decrease in advertising and promotional costs and a $3.5 million decrease in selling expense.

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
As of September 30, 2020, we had $110.5 million of unrestricted cash (including $7.6 million attributable to our FootJoy golf shoe variable interest entity). As of September 30, 2020, 83.2% of our total unrestricted cash was held at our non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
As noted previously, the COVID-19 pandemic has adversely impacted our results of operations for the first nine months of 2020. We have taken several steps to preserve our liquidity position and to manage cash flows on an ongoing basis. Subject to the length and severity of the COVID-19 pandemic, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, including the current COVID-19 pandemic, demand for our products, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2019 and further updated in "Risk Factors," Item 1A of Part II included elsewhere in this report.
Debt and Financing Arrangements
As of September 30, 2020, we had $358.7 million of availability under our revolving credit facility after giving effect to $3.6 million of outstanding letters of credit. Additionally, we had $60.2 million available under our local credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. On July 3, 2020, we amended our credit agreement to, among other things, provide debt covenant relief for each of the fiscal quarters ending between September 30, 2020 and September 30, 2021. See “Notes to Consolidated Financial Statements-Note-4-Debt and Financing Arrangements,” Item 1 of Part I included elsewhere in this report for a description of our amended credit agreement. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2020, we were in compliance with all covenants under the credit agreement.
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
Capital Expenditures
We made $15.4 million of capital expenditures during the nine months ended September 30, 2020 primarily related to investments to support the manufacturing and distribution of products, our go to market activities and continued investments in information technology to support our global strategic initiatives. We reduced our capital expenditures in response to the COVID-19 pandemic and expect 2020 full year capital expenditures to be less than in 2019.

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
In April 2020, we temporarily suspended stock repurchases under our share repurchase program in light of the COVID-19 pandemic. Prior to this, we repurchased 243,894 shares of common stock on the open market at an average price of $28.60 for an aggregate of $7.0 million during 2020. As a result of these purchases, we recorded an additional liability to repurchase additional shares of common stock from Magnus of $7.0 million (243,894 shares of common stock) bringing the total liability to $8.8 million (299,894 shares of common stock) as of September 30, 2020. Excluding the impact of the share repurchase liability, as of September 30, 2020, we had $63.7 million remaining under the current share repurchase program, including $11.1 million related to the Magnus share repurchase agreement. We have the ability to resume repurchases in our discretion.
During the nine months ended September 30, 2020, we paid dividends on our common stock of $34.6 million to our shareholders. During the fourth quarter of 2020, our Board of Directors declared a dividend of $0.155 per share of common stock to shareholders of record as of December 4, 2020 and payable on December 18, 2020.
Cash Flows
The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$167,111	$94,931
Investing activities	(15,387)	(46,270)
Financing activities	(74,647)	(24,758)
Effect of foreign exchange rate changes on cash and restricted cash	1,342	(710)
Net increase in cash and restricted cash	$78,419	$23,193
Cash Flows from Operating Activities
Net cash provided by operating activities was $167.1 million for the nine months ended September 30, 2020 compared to $94.9 million for the nine months ended September 30, 2019, an increase in cash provided by operating activities of $72.2 million. The increase in cash provided by operating activities was primarily driven by changes in working capital offset in part by a decrease in net income primarily due to the impact of the COVID-19 pandemic. Working capital at any specific point in time is subject to many variables including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
Net cash used in investing activities was $15.4 million for the nine months ended September 30, 2020 compared to $46.3 million for the nine months ended September 30, 2019, a decrease in cash used in investing activities of $30.9 million. This decrease relates to a decrease in cash used for business acquisitions.
Cash Flows from Financing Activities
Net cash used in financing activities was $74.6 million for the nine months ended September 30, 2020 compared to $24.8 million for the nine months ended September 30, 2019, an increase in cash used in financing activities of $49.8 million. This increase was primarily due to a decrease in net proceeds from borrowings, offset in part by a decrease in payments for employee restricted stock tax withholdings.

Off-Balance Sheet Arrangements
As of September 30, 2020, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
During 2018, we entered into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of September 30, 2020, the notional value of our outstanding interest rate swap contracts was $140.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statement-Note-5-Derivative Financial Instruments" for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our pre-tax interest expense. As of September 30, 2020, we had $237.3 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs) after giving effect to $140.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of September 30, 2020 would have resulted in an increase of $2.4 million in our annual pre-tax interest expense.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at September 30, 2020 was $260.4 million, representing a net settlement liability of $0.3 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of September 30, 2020, while not predictive in nature, indicated that the net settlement liability of $0.3 million would increase by $20.5 million resulting in a net settlement liability of $20.8 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.

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
The financial markets and currency volatility may limit our ability to cost-effectively hedge these exposures. The counterparties to derivative contracts are major financial institutions with investment grade credit ratings. We monitor the credit quality of these financial institutions on an ongoing basis.
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
ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended September 30, 2020. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, many of our employees began working remotely in March 2020 and continue to do so. This change to our working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We will continue to monitor and assess any impacts from the COVID-19 pandemic on our internal controls over financial reporting.

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
Given the uncertainty of the COVID-19 pandemic situation, we cannot predict the full extent the impact of this pandemic and actions being taken worldwide to address it will have on the economy, trade, our business and the businesses of our customers and suppliers. While it is impossible to quantify the impact of the COVID-19 pandemic, business disruptions as a result of the COVID-19 pandemic could continue to have a material impact on our business, results of operations, financial position and cash flows. The degree to which the COVID-19 pandemic and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control, including the spread, severity and duration of the pandemic; the actions taken to contain the spread of COVID-19, including any additional government-ordered shutdowns; the pandemic's impact on the global economy and demand for our products; and to what extent and how quickly normal economic and operating conditions resume. Although we have seen recovery in the geographic regions where we do business, if those regions fail to fully contain the COVID-19 pandemic or the spread of the virus continues, those markets may not recover as quickly or at all. A prolonged decline in general economic conditions or uncertainties regarding future economic prospects as a result of the pandemic could adversely affect consumer confidence and discretionary spending, which in turn could result in further reduced sales of our products and could materially adversely affect our business, financial position, results of operations and cash flows.
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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the third quarter of 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2)(3) (in thousands)
July 1, 2020 - July 31, 2020	—	$—	—	$63,672
August 1, 2020 - August 31, 2020	—	—	—	63,672
September 1, 2020 - September 30, 2020	—	—	—	63,672
Total	—	$—	—	$63,672

_______________________________________________________________________________
(1)    Our Board of Directors has authorized us to repurchase up to an aggregate of $100.0 million of our issued and outstanding common stock. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Co., to purchase from Magnus an equal amount of our common stock as we purchase on the open market up to an aggregate of $24.9 million at the same weighted average per share price. In relation to the Magnus share repurchase agreement, during the three months ended September 30, 2020 we recorded no additional liability for shares of common stock to be repurchased from Magnus. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
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

ACUSHNET HOLDINGS CORP.

Dated: November 6, 2020	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2020	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

