Form 10-K/A
period 2019-12-31
Acushnet Holdings Corp.
filed 2020-12-17
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-K/A

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant's fiscal quarter ended June 30, 2019, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $903.6 million. The registrant's common stock trades on the New York Stock Exchange under the symbol “GOLF”.
The registrant had 74,383,716 shares of common stock outstanding as of February 21, 2020.

Explanatory Note

Acushnet Holdings Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2020 (the “Form 10- K”), for the sole purpose of including language from the introductory portion of paragraph 4 of the Section 302 certifications regarding the Company’s internal control over financial reporting, as reflected in the updated certifications included as Exhibits 31.1 and 31.2 with this Amendment.

Other than as expressly set forth above, no changes have been made in this Amendment to amend, modify or restate any other information or disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the original filing of the Form 10-K. As a result, the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 continues to reflect events as of February 27, 2020. The Amendment should be read in conjunction with the Company's Form 10-K and other Company filings made with the SEC.

PART IV
ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this Amendment:

(3)	Exhibits Index:

Exhibit Number	Description
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

ACUSHNET HOLDINGS CORP.

	By:	/s/ David Maher
		Name:	David Maher
Date: December 17, 2020		Title:	President and Chief Executive Officer

4