Form 10-K
period 2020-12-31
Acushnet Holdings Corp.
filed 2021-02-25
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant's most recently completed second fiscal quarter June 30, 2020, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1,170.9 million. The registrant's common stock trades on the New York Stock Exchange under the symbol “GOLF”.
The registrant had 74,294,813 shares of common stock outstanding as of February 19, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on June 7, 2021, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

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
INDUSTRY AND MARKET DATA
Within this Annual Report on Form 10‑K, we reference information and statistics regarding the golf industry and the golf equipment, wear and gear markets. We have obtained certain of this information and statistics from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources for the most recent available date. We believe that these external sources and estimates are reliable, but have not independently verified them. Certain of this information and statistics are based on our good faith, reasonable estimates, which are derived from our review of internal surveys and independent sources. In addition, projections, assumptions and estimates of the future performance of the golf industry and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in the sections entitled “Risk Factors” and “Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ii

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
TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Annual Report on Form 10‑K includes trademarks, trade names and service marks that we either own or license, such as “Titleist,” “FootJoy,” “Pro V1,” “Pro V1x,” "AVX," “FJ,” “Pinnacle,” “Scotty Cameron,” "TSi," “Vokey Design,” and "KJUS" which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®,  ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This report may also contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
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
For the year ended December 31, 2020, we recorded net sales of $1,612.2 million, net income attributable to Acushnet Holdings Corp. of $96.0 million and Adjusted EBITDA of $233.2 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report, for a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., the most directly comparable GAAP financial measure.
Corporate History
Acushnet Company was originally founded as “Acushnet Process Company” in Acushnet, Massachusetts by Phil “Skipper” Young in 1910 and our golf business was established in 1932.  In 1976, Acushnet Company was acquired by American Brands, Inc. (the predecessor company of Beam Suntory, Inc. (“Beam”)). We acquired FootJoy in 1985. In July 2011, Acushnet Holdings Corp. (at the time known as Alexandria Holdings Corp.), an entity owned by Fila Holdings Corp., formerly known as Fila Korea Co., Ltd., (“Fila”) and certain financial investors, acquired Acushnet Company from Beam. We completed an initial public offering of our common stock in November 2016.
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
Since the dedicated golfer views each performance product category on its own merits, we have approached each category on its own terms by committing the necessary resources to become a performance and quality leader in each product category where we participate. As a result, we have built an industry leading platform across all performance product categories, driving a market‑differentiating mix of consumable products, which we consider to be golf balls and golf gloves, which collectively represented approximately 40% of our net sales in 2020, and more durable products, which we consider to be golf clubs, golf shoes, golf apparel and golf gear, which collectively represented approximately 60% of our net sales in 2020.
We operate under the following four reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear; and FootJoy golf wear, which represented approximately 32%, 26%, 9% and 26%, respectively, of net sales in 2020. For further information surrounding the principal products of each reportable segment, see “Our Products” further below.  Financial information for our segments, including sales by geographic area, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report and in “Notes to Consolidated Financial Statements – Note 20 – Segment Information,” Item 8 of Part II, included elsewhere in this report.
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
Innovation Leadership
We believe innovation is critical to dedicated golfers as they depend on the ability of new and innovative products to drive improved performance. We currently employ a research and development ("R&D") team of nearly 200 scientists, chemists, engineers and technicians. We also introduce new product innovations at a cadence that best aligns with the typical dedicated golfer’s replacement cycle within each product category.
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

Market Overview and Opportunity
Market Overview
In 2020, there were nearly 55 million golfers worldwide playing over 800 million rounds annually on over 31,000 golf courses, and our addressable market, comprised of golf equipment, golf wear and golf gear, represented approximately $11 billion in retail sales and approximately $8 billion in wholesale sales. On a geographic basis, the Americas accounted for over 40% of our addressable market, followed by Asia Pacific accounting for approximately 45% and EMEA for over 10% of our addressable market in 2020. We believe the number of rounds of golf played by our target market of dedicated golfers has remained stable over the past few years. Notwithstanding the foregoing, rounds of play in the U.S. experienced double digit growth (+14%) and global rounds of play increased by seven percent for the year ended December 31, 2020 as many dedicated golfers took full advantage of favorable weather, an increase in discretionary time due to the circumstances attendant to the COVID-19 pandemic, including limited personal and professional travel and increased flexibility of schedules due to the remote work policies adopted by many companies, and limited other entertainment options. In addition, the game of golf was in high demand in 2020 due to its outdoor field of play and ease of social distancing. We anticipate that rounds of golf played will likely stabilize back to pre-COVID-19 pandemic levels as vaccines become more widely available and businesses and other entertainment activities resume a more normal cadence.

We believe the golf industry is mainly driven by golfer demographics, dedicated golfers, weather and economic conditions.
Golfer Demographics. Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 and above, primarily “gen‑x” and “baby boomers,” who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic, as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, another promising development in golf has been the generational shift with millennial golfers making their marks at both professional and amateur levels and, in 2020, accounting for 25% of golfers overall in the U.S.
Dedicated Golfers. Dedicated golfers are largely older millennials, gen‑xers and baby boomers who have demonstrated the propensity to pay a premium for products that help them perform better. We believe dedicated golfers, who comprise our target market, will continue to be a key driver for the global golf industry.
Weather Conditions. Weather conditions determine the number of playable days in a year and thus influence the amount of time people spend on golf. Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year‑round, with many of our on‑course retail customers closed during the cold weather months. Therefore, favorable weather conditions generally result in more playable days in a given year and more golf rounds played, which generally results in increased demand for all golf products.
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
Introduce New Products and Extend Market Share Leadership in Equipment Categories. We expect to sustain our strong performance in our core categories of golf balls, golf clubs and golf shoes through several targeted strategies:
•Titleist Golf Balls.  We continually invest in design innovation and process technology to deliver the highest performance and quality golf balls in the game. We strive to strengthen our sell-in and sell-through route to market capabilities by focusing on enhancing our sales team's skills, supporting trade partners in those channels where dedicated golfers shop, and educating golfers on Titleist golf ball performance and quality excellence. We also offer custom imprinting for country clubs, tournaments, corporate logos and personalization. My Titleist, an online golf shop, provides golfers with the opportunity to create and purchase their own golf balls with special play numbers, logos or personalization.

•Titleist Clubs, Wedges and Putters.  We intend to continue to launch innovative, high performance golf clubs by further leveraging Titleist clubs’ R&D excellence in all club categories. To enhance the golfer experience, we plan to continue highly focused consumer connection initiatives, promote and encourage custom fitting and trial, and offer best-in-class custom manufacturing capabilities. We intend to continue to also develop and offer concept and limited edition products to showcase advanced technologies and we intend to continue to dedicate the resources necessary to ensure that Vokey Design wedges and Scotty Cameron putters remain golf's leaders in short game performance, technology, craftsmanship and selection. In 2020, we expanded our U.S. online golf shop to now offer Titleist Drivers and Fairways directly to the consumer.
•FootJoy Footwear. We continue to invest in design and innovation to bring golf-specific performance advancements to the footwear category. We launched several new models in 2020, and we plan to continue to enrich our consumer connection initiatives with digital content, product trial and fit experiences in key global markets. Additionally, we have enhanced our MyJoys personalization platform, which supports millions of unique design combinations, to provide unique, personalized experiences for golfers around the world.
Increase Penetration in Golf Gear and Wear Categories. We intend to build on the brand loyalty that the dedicated golfer has developed for our Titleist ball and club categories and FootJoy shoe, glove and apparel categories in order to increase our penetration in the adjacent categories of golf gear and golf wear. We expect to continue to drive growth across these categories by employing the following initiatives:
•Titleist Golf Gear.  We are committed to providing dedicated golfers with golf gear—including golf bags, headwear, gloves, travel gear, head covers and other accessories—of performance and quality excellence that is faithful to the Titleist brand promise. We continue to make investments in design and engineering resources and leverage dedicated player research methodologies and insights to drive product excellence in these product categories. We continue to drive our custom and special edition product offerings and, in 2020, we enhanced our direct to consumer sales of golf bags, headwear, gloves, travel gear, headcovers and other accessories with global expansion via our online golf shop.
•FootJoy Apparel.  We remain committed to bringing style, performance, and innovation to the golf apparel category. In addition to our seasonal apparel collections, we plan to launch new outerwear products to meet the performance expectations of the most demanding players and "make every day playable." We plan to continue to work with select players on the PGA and European PGA Tour who trust the FootJoy brand to perform at the highest levels.
•FootJoy eCommerce Launch.  FootJoy has established eCommerce websites in the U.S., Canada, the United Kingdom, Ireland, Sweden, Germany, France and Japan. Approximately 7,500 SKUs are offered across all FootJoy categories, including shoes, gloves and apparel. The eCommerce initiative is expected to yield incremental sales and profitability, and enriched data on preferences and trends, as well as foster a deeper and more real time connection with dedicated golfers.
•Links & Kings. In 2018, we acquired Links & Kings, a brand focused on the design and handcrafted production of luxury leather golf and lifestyle products. We intend to increase sales of Links & Kings products by increasing production capacity and leveraging our existing distribution channels.
•Titleist Apparel. Titleist introduced apparel in Korea, Japan and China with a focus on innovative performance and styling which is specifically designed for these markets using localized go-to-market strategies. We continue to invest in innovative designs and performance fabrics to bring advancements to the apparel category in the markets where Titleist apparel is sold.
•KJUS Outerwear and Apparel. In the third quarter of 2019, we acquired KJUS, a brand which designs premium technical golf, ski and lifestyle apparel with a distinctive, clean design. KJUS entered the golf outerwear and apparel markets less than a decade ago with a focus on freedom of movement, temperature regulation and all-weather protection to enhance performance. We intend to continue to invest in design and innovation to deliver advancements in KJUS outerwear and apparel.

Strategically Pursue Global Growth. While our brands are global, we believe that near‑term growth will be primarily driven by more established golf markets, such as the United States, Japan, Korea and EMEA. However, less mature golf markets represent longer‑term growth opportunities. To meet future demand, we are ensuring that local capabilities and expertise in sales, customer service, merchandising, online presence, golf education and fitting initiatives are in place to support our operations. We continue to hire local talent across all functions in order to better position Titleist and FootJoy products in those markets where participation and popularity of the sport are expected to increase. We also evaluate acquisition opportunities that generally feature premium performance products that appeal to the dedicated golfer and can benefit from our global distribution and supply chain capabilities.
Our Products
We design, manufacture and market a broad range of products under the Titleist, FootJoy and KJUS brands. These brands are recognized as industry leaders in performance, quality, innovation and design. Our products include golf balls, golf clubs, wedges and putters, golf shoes, golf gloves, golf gear and golf and ski outerwear and apparel.
Titleist
We design, manufacture and sell golf balls, golf clubs, wedges and putters and golf gear under the Titleist brand. Net sales of Titleist products for the years ended December 31, 2020, 2019 and 2018 were $1,159.1 million, $1,211.0 million, and $1,194.0 million, respectively, in each case approximately 72% of our total net sales.
Titleist Golf Balls
    Titleist is the #1 ball in golf. The Titleist golf ball was founded with the purpose of designing and manufacturing a golf ball that was performance superior and quality superior to all other balls available in the market. We believe the golf ball is the most important piece of equipment in the game, as it is the only piece of equipment used by every player for each shot in the round. The golf ball category also generates the largest portion of our sales and profits. Since its introduction in 2000, the Titleist Pro V1 has been the best-selling golf ball globally. Launched on the PGA Tour in October 2000 and introduced to the consumer market in December 2000, the first Pro V1 golf ball represented the coalescence of three of Titleist's industry leading technologies: large solid core; multi-component construction; and high performance, thermoset cast urethane elastomer covers. In its first four months, the Pro V1 golf ball became the best-selling golf ball and holds that position to this day. In 2003, the first Pro V1x golf ball was brought to market and with its four-piece, dual core design, produced higher launch characteristics and a different spin profile than Pro V1. Both Pro V1 and Pro V1x are designed to provide total performance for golfers at every level of the game and best demonstrate Titleist's design, innovation and technology leadership.

In early 2021, we introduced new Pro V1 and Pro V1x models with advancements in every single golf ball layer for total performance. Both Pro V1 and Pro V1x are designed to deliver longer distance, even more greenside spin and control, and softer feel resulting from new core, casing layer, cover and aerodynamic technologies – including proprietary 388 (Pro V1) and 348 (Pro V1x) dimple designs optimized for extraordinary distance and consistent flight. These construction changes combine to make the most trusted, best performing and most consistent golf balls in the game even better.

The 2021 models maintain their differences in flight, feel and spin. New Pro V1 offers the greatest combination of speed, spin and feel in the game and is the best fit for the majority of golfers. Pro V1 flies lower than Pro V1x with a more penetrating trajectory and has a softer feel. New Pro V1x has a fast, high flight and delivers spin where and when a golfer wants it. Pro V1x is for players who want a higher trajectory and increased spin relative to Pro V1 with a slightly firmer feel. Complementing Pro V1 and Pro V1x is another high performance golf ball, Pro V1x Left Dash. Introduced in mid-2019, Pro V1x Left Dash meets the performance needs of a select group of players seeking high flight with even lower long game spin than Pro V1x. We believe the Pro V1 franchise delivers the highest and most consistent performance in the game as validated by both the overwhelming usage and trust of players throughout the pyramid of influence and market place success.

An advanced version of the Titleist AVX golf ball, launched in 2020, continues to have a loyal golfer following. Complementing our Pro V1 premium performance models, AVX flies lower, spins less and has an even softer feel than Pro V1 or Pro V1x. In August 2020, Tour Speed was launched globally as Titleist’s first multi-component thermoplastic urethane golf ball. Originally test marketed in the U.S. as an experimental ball named EXP-01, this technology, now Tour Speed, was validated by golfers as delivering best-in-class performance when compared with similarly priced competitive offerings. Also new in 2020 were reengineered Tour Soft, Velocity and TruFeel models that provide golfers with a range of performance, color and price preferences.

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
Net sales of Titleist golf balls for the years ended December 31, 2020, 2019 and 2018 were $507.8 million, $551.6 million, and $524.0 million, respectively, in each case approximately 32% of our total net sales.
We are also a leader in custom imprinted golf balls. This includes printing high quality reproductions of corporate logos, tournament logos, country club or resort logos, and personalization on Titleist and Pinnacle golf balls. Our service includes design capabilities, special packaging options and fast turnaround times. The majority of custom imprinting is done for corporate logos, as there has long been a strong connection between the business community and golf. Custom imprinted golf balls, while normally representing approximately 30% of our global net golf ball sales on an annual basis, represented approximately 24% of our global net golf balls sales for the year ended December 31, 2020. We believe this change is primarily a result of the COVID-19 pandemic.
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
    Net sales of Titleist golf clubs, wedges and putters for the years ended December 31, 2020, 2019 and 2018 were $418.4 million, $434.4 million, and $445.3 million, respectively, in each case approximately 26% of our total net sales.
Titleist Clubs
Our current global club line consists of the TSi product line of drivers, fairways and hybrids, and the T Series and 620 product lines of irons. Every product in our club line features premium, tour‑proven stock shafts and grips, complemented by a broad range of custom options.
Titleist TSi drivers, fairways and hybrids are designed to deliver superior performance through tour‑proven technologies that increase ball speed, decrease spin, and optimize flight without sacrificing forgiveness. We design our drivers and fairways to deliver complete performance with tour‑preferred looks, sound and feel, and we offer the ability to precisely fit individual golfers’ needs.
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
Using the scottycameron.com website as an information and services hub, we offer the opportunity to connect more closely with the Scotty Cameron brand. Golfers can customize and personalize their putter(s) in the online Scotty Cameron Custom Shop. Through the popular “Club Cameron” loyalty program and Scotty’s online “Studio Store,” brand fans can purchase unique Scotty Cameron accessories. In 2014, we also opened the Scotty Cameron Gallery in Encinitas, California, a premium retail boutique which offers consumers the ability to experience the tour fitting process as well as purchase unique accessory items.
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

    Titleist Golf Bags

    Titleist Golf Bags have an array of models across price points with designs ranging from those to be carried to those designed for golf carts, each with an array of functional differences and a variety of materials and colors. Titleist golf bags are used on professional tours throughout the world and are relied upon by players globally to support their game. In 2020, we realized continued success in the second year of sales of our Titleist Players Stand Bag collection. This collection is our leading bag franchise, customized and sold by leading golf courses across the globe. We also enjoyed success with our LINKSMASTER Series of golf premium golf bags at leading clubs around the world.

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

Titleist golf gear accounted for net sales of $149.4 million, $150.0 million and $146.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, in each case approximately 9% of our total net sales.
FootJoy
FootJoy is one of golf’s leading performance wear brands, which consists collectively of golf shoes, gloves and apparel. Net sales of FootJoy products for the years ended December 31, 2020, 2019 and 2018 were $415.3 million, $441.9 million, and $439.7 million, respectively, in each case approximately 26% of our total net sales.

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
KJUS
    In July 2019, we acquired KJUS, a Swiss-based manufacturer of premium performance ski, golf and lifestyle apparel. The KJUS brand was born from an uncompromising commitment to performance, following brand namesake Lasse Kjus’s historic feat at the 1999 World Ski Championships, where he medaled in each of the Championships’ five disciplines. KJUS was founded with a vision to make the finest and most technologically advanced skiwear and the belief that cutting edge innovation could lead to improved performance. KJUS has today grown to be a leader in premium technical performance skiwear. Building upon this reputation, KJUS entered the golf outerwear and apparel markets with a focus on freedom of movement, temperature regulation and all-weather protection to enhance performance. As a result, KJUS has achieved an enthusiastic following with performance-minded golfers and a premium positioning at leading golf shops worldwide.
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
We have three company‑owned and operated golf ball manufacturing facilities, two located in the United States and one in Thailand, encompassing approximately 600,000 total square feet with sufficient production capacity to meet anticipated growth. We also have local custom golf ball imprinting operations in the United States, Japan, Canada, the United Kingdom (servicing the United Kingdom, Ireland and continental Europe), Korea and China. We utilize local vendors for imprinting capabilities in other geographic markets.
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
Nearly all of our FootJoy golf shoes are manufactured in a 525,000 square foot facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest with the remaining 60% owned by our long‑standing Taiwan supply partners. In our consolidated financial statements, we consolidate the accounts of this joint venture, which is a variable interest entity ("VIE"). The joint venture was established in 1995 and has been in its current facility since 2000. The sole purpose of the joint venture is to manufacture our golf shoes and as such we are deemed to be the primary beneficiary of the VIE. The multi‑floor/multi‑building complex owned by the joint venture is devoted exclusively to FootJoy golf shoes, has production capacity of nearly five million pairs annually. See “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies – Variable Interest Entities,” Item 8 of Part II included elsewhere in this report, for a discussion of our FootJoy golf shoe joint venture and the material terms of the agreement which governs such joint venture arrangement.
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
We employ over 330 sales representatives worldwide, who are compensated through a combination of salary and a performance bonus. We currently service over 27,000 direct accounts worldwide. In both our direct sales and distributor markets, our trade partners are subject to our redistribution policy.
Supplementing our core field sales partnerships are Internet‑based initiatives. Beginning in the U.S. in 2016, we launched FootJoy and Titleist eCommerce websites. Titleist has also established eCommerce websites in Canada, the United Kingdom, Japan and Korea. In 2020, we launched our eCommerce website for Titleist Drivers and Fairways in the U.S. FootJoy also operates eCommerce websites in Canada, the United Kingdom, Ireland, Sweden, Germany, France and Japan.

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
Seasonality
Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year‑round, with many of our on‑course retail customers closed during the cold weather months. In general, during the first quarter, we begin selling our products into the golf retail channel for the new golf season. This initial sell‑in generally continues into the second quarter. Our second‑quarter sales are significantly affected by the amount of sell‑through, in particular the amount of higher value discretionary purchases made by customers, which drives the level of reorders of the products sold during the first quarter. Our third‑quarter sales are generally dependent on reorder business, and are generally lower than the second quarter, as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Our fourth‑quarter sales are generally less than the other quarters due to the end of the golf season in many of our key markets, but can also be affected by key product launches, particularly golf clubs. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting our Results of Operations – Product Life Cycles,” Item 7 of Part II to this report, as well as weather conditions. This seasonality affects sales in each of our reportable segments differently. In general, however, because of this seasonality, a majority of our sales and most of our profitability generally occurs during the first half of the year.
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
For the years ended December 31, 2020, 2019 and 2018 we invested $48.9 million, $51.6 million and $51.5 million, respectively, in R&D.
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

We own or license a large portfolio of trademarks, including for Titleist, Pro V1, Pro V1x, AVX, Union Green, Pinnacle, AP1, AP2, TSi, T Series, CNCPT, Vokey Design, Scotty Cameron, FootJoy, FJ, DryJoys, StaSof, ProDry and KJUS. We protect our trademarks by obtaining registrations where appropriate and opposing or cancelling material infringements. We also have rights in several common law marks.
Competition
There are unique aspects to the competitive dynamic in each of our product categories.
The golf ball business is highly competitive. There are a number of well‑established and well‑financed competitors, including Callaway, TaylorMade, SRI Sports Limited (Dunlop and Srixon brands) and Bridgestone (Bridgestone and Precept brands).
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
The United States Golf Association (the "USGA"), is the governing body for golf in the United States and Mexico. The USGA, in conjunction with the Royal and Ancient Golf Club of St. Andrews (the "R&A"), in St. Andrews, Scotland, writes, interprets and maintains the Rules of Golf. The R&A is the governing body for golf in all jurisdictions outside of the United States and Mexico. The R&A jointly writes, interprets and maintains the Rules of Golf with the USGA.
In addition to their role as rule makers, both the USGA and R&A conduct national championships and are involved in other efforts to maintain the history of golf and promote the health of the game.

The Rules of Golf set the standards and establish limitations for the design and performance of all balls and clubs. Many new regulations on golf balls and golf clubs have been introduced in the past 10 to 15 years, which we believe was one of the most active periods for golf equipment regulation in the history of golf. In February 2021, the USGA and R&A issued an Areas of Interest notice, which is the first step of the established equipment rule making procedures which gives the opportunity for golf's stakeholders to provide research and perspectives on topics that might lead to equipment rules changes. The impact, if any, of these or other potential changes to the Rules of Golf is uncertain at this time.
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
Employees and Human Capital Resources
Acushnet's associates and our enduring culture are two key elements of our success. As of December 31, 2020, we employed 5,365 associates worldwide. Reflecting our truly global organization, 2,269 of our associates are located in the Americas, 473 are located in EMEA, and 2,623 are located in Asia Pacific.
We strive to cultivate the skills, knowledge, and experiences in our associates that enable Acushnet to continue its leadership in performance and product quality. To retain talent and recruit new associates, we utilize a dual approach, leveraging a long-standing “build-from-within” talent development model coupled with recruiting top talent from the outside, including through partnerships with universities, community organizations and professional groups, which help in broadening our reach. We conduct an annual talent review process focused on performance, potential and succession planning. Managers share open feedback with associates and work together to create individual, experiential development plans balancing deep functional expertise with broad leadership capabilities.
Essential to our recruitment and retention of top talent, is our commitment to ensuring we benefit from a workplace built on our core values, including diversity, inclusion, belonging and respect. Our Diversity, Inclusion and Belonging Council is made up of associates from all facets of the Company and helps guide our strategic development and implementation of a broad range of initiatives. Engagement with associates at all levels is driven through open discussion, listening and engagement surveys.

Long-term associate retention starts with a focus on the safety, health and well-being of our associates. Acushnet’s Safety, Health and Wellness journey began more than 25 years ago and our 6-point safety program is a foundational principle of our operations across the globe. Acushnet’s HealthWise program, "Wellness For Life," creates a culture to encourage and support associate safety, health and wellness. Through partnerships with the medical community and Acushnet HealthWise Coaches, associates gain access to high quality health and wellness services. Associates receive incentives for healthy behaviors, which include up to a 30% surcharge avoidance for healthcare benefits. HealthWise is based on 4 pillars: prevention, education, nutrition & fitness, and volunteerism. Acushnet’s role is to encourage behaviors in each pillar through offering on-site educational programs, fitness center programming, on-site wellness staff to coach associates on meeting personal nutritional or fitness goals, on-site services (physical therapy, chiropractic care, psychiatric care, massage therapy, acupuncture and reflexology) and volunteer activities in our local communities.
In response to the COVID-19 pandemic, our Health and Safety programs were evaluated and modified to ensure a healthy and safe workplace across all our global sites:
•Initial facilities closures in response to the COVID-19 pandemic were used to re-engineer our workspaces in compliance with the Centers for Disease Control and Prevention ("CDC") and other regulatory guidance to ensure safe working distance between work-stations, and a reconfiguration of common spaces such as café and conference rooms.
•Creation of Acushnet Global COVID-19 safety and travel protocol requiring masks, safe distancing and restriction of corporate travel, sanitation of all workstations between shifts, and 24x7 access to nursing staff.
•Maintain regular cadence of communication with associates regarding the impact of COVID-19 on the Company's operations.
•Purchase and distribution of Whoop bands for those whose work requires an interface with the general public or professional golf players as early detection and protection for both our staff and the community.
•To reduce risk of workplace transmission, we have implemented policies to provide 10 days of paid leave to allow our associates experiencing symptoms of or who have been exposed to COVID-19 to quarantine and test, without the added burden of loss of income.
In keeping with Acushnet’s culture of caring, we implemented pay restoration and appreciation bonus programs for critical Company associates whose income was negatively impacted by furloughs.
As a leader in performance and product quality, we drive high performance standards and excellence, including by continually developing and encouraging our associates to challenge the status quo, and rewarding them with competitive compensation and benefits packages. The highly cultivated and long-standing associate experience at Acushnet remains a competitive advantage driving our performance as the leader in performance products in the golf industry.

ITEM 1A.           RISK FACTORS
Summary Risk Factors
Below is a summary of some of the principal risks that could adversely affect our business, operations and financial results:
Risks Related to Our Business and Industry
•A reduction in the number of rounds of golf played or in the number of golf participants could materially adversely affect our business, financial condition and results of operations.
•Unfavorable weather conditions may impact the number of playable days and rounds played in a given year.
•Our business, financial position, results of operations and cash flows have been, and could continue to be, negatively impacted by the COVID-19 pandemic.
•Changes to the Rules of Golf with respect to equipment could materially adversely affect our business, financial condition and results of operations.
•A significant disruption in the operations of our manufacturing, assembly or distribution facilities could materially adversely affect our business, financial condition and results of operations.
•Many of our raw materials or components of our products are provided by a sole or limited number of third-party suppliers and manufacturers.
•A disruption in the operations of our suppliers could materially adversely affect our business, financial condition and results of operations.
•We may not successfully manage the frequent introduction of new products or satisfy changing consumer preferences, quality and regulatory standards.
•Failure to successfully innovate and offer high-quality products may adversely affect our ability to compete in the market for our products.
•We may be involved in lawsuits to protect, defend or enforce our intellectual property rights, which could be expensive, time consuming and unsuccessful.
•Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
•We face intense competition in each of our markets and if we are unable to maintain a competitive advantage, loss of market share, sales or profitability may result.
•A severe or prolonged economic downturn could adversely affect our customers' financial condition, their levels of business activity and their ability to pay trade obligations.
•We depend on retailers and distributors to market and sell our products, and our failure to maintain and further develop our sales channels could materially adversely affect our business, financial condition and results of operations.
•Our business operations are subject to seasonal fluctuations, which could result in fluctuations in our operating results and stock price.
•Our business and results of operations are also subject to fluctuations based on the timing of product introductions.
•We have significant international operations and are exposed to risks associated with doing business globally.
•We rely on complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.
•Our current senior management team and other key employees are critical to our success and if we are unable to attract and/or retain key employees and hire qualified management, technical and manufacturing personnel, our ability to compete could be harmed.
•Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.
Risks Related to Our Indebtedness
•Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
•Our credit agreements contain restrictions that limit our flexibility in operating our business.

Risks Related to Ownership of Our Common Stock
•The interests of Magnus Holdings Co., Ltd. ("Magnus"), which is wholly-owned by Fila Holdings Corp. (“Fila”), and Fila and any of their successors or transferees may conflict with other holders of our common stock.
•We are a “controlled company” within the meaning of the rules of the NYSE. As a result, we qualify for, and are relying upon, exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.
•If we are unable to maintain effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements, which could have a material adverse effect on our business and stock price.
For a more complete discussion of the material risk facing our business, see below. You should carefully consider each of the following risk factors, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “- Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. In that event, the market price of our common stock could decline significantly and you could lose all or part of your investment. The risks described below are not the only risks we face. Additional risks we are not presently aware of or that we currently believe are immaterial could also materially adversely affect our business, financial condition and results of operations.

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
Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year‑round, with many of our on‑course retail customers closed during the cold weather months and, to a lesser extent, during the hot weather months. Unfavorable weather conditions in our major markets, such as a particularly long winter, a cold and wet spring, or an extremely hot summer, would impact the number of playable days and rounds played in a given year, which would result in a decrease in the amount spent by golfers and golf retailers on our products, particularly with respect to consumable products such as golf balls and golf gloves.  In addition, unfavorable weather conditions and natural disasters can adversely affect the number of custom club fitting and trial events that we can perform during the key selling period.  Unusual or severe weather conditions throughout the year, such as storms or droughts or other water shortages, can negatively affect golf rounds played both during the events and afterward, as weather damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could impact our sales, which could materially adversely affect our business, financial condition and results of operations. Adverse weather conditions may have a greater impact on us than other golf equipment companies as we have a large percentage of consumable products in our product portfolio, and the purchase of consumable products is generally more dependent on the number of rounds played in a given year.
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
Golf is a recreational activity that requires time and money and different generations and socioeconomic and ethnic groups use their leisure time and discretionary funds in different ways. Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among the current “gen‑x” and “baby boomer” generations. If golf participation or the number of rounds of golf played declines, due to factors such as demographic changes in the United States and our international markets or lack of interest in the sport among young people or certain socioeconomic and ethnic groups, sales of our products could be negatively impacted, which could materially adversely affect our business, financial condition and results of operations.
Our business, financial position, results of operations and cash flows have been, and could continue to be, negatively impacted by the COVID-19 pandemic.
The COVID-19 pandemic, and the various governmental, industry and consumer actions taken in response thereto, have impacted and could continue to impact our business. These impacts have included significant volatility in demand for our products; temporary closure of golf courses, including on-course retail pro shops; the temporary closure of off-course retail partner locations; cancellation of professional golf tour events; changes in consumer behavior in affected regions that restrict recreational activities and discretionary spending; significant disruptions in or closures of our manufacturing operations or those of our suppliers; disruptions within our supply chain restricting our ability to import products or obtain the necessary raw materials or components to make products; limitations on our employees’ and consumers’ ability to work and travel;
restrictions on public gatherings; potential financial difficulties of customers and suppliers; significant changes in economic or political conditions; and related volatility in financial and market conditions.

Given the uncertainty of the COVID-19 pandemic situation, we cannot predict the full extent the impact of this pandemic and actions being taken worldwide to address it will have on the economy, trade, our business and the businesses of our customers and suppliers. While it is impossible to quantify the impact of the COVID-19 pandemic, business disruptions as a result of the COVID-19 pandemic could continue to have a material impact on our business, results of operations, financial position and cash flows. The degree to which the COVID-19 pandemic and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control, including the spread, severity and duration of the pandemic; the actions taken to contain the spread of COVID-19, including any additional government ordered shutdowns; the pandemic's impact on the global economy and demand for our products; and to what extent and how quickly normal economic and operating conditions resume. Although we have seen recovery in the geographic regions where we do business, if those regions fail to fully contain the COVID-19 pandemic or the spread of the virus continues, those markets may not recover as quickly or at all. A prolonged decline in general economic conditions or uncertainties regarding future economic prospects as a result of the pandemic could adversely affect consumer confidence and discretionary spending, which in turn could result in further reduced sales of our products and could materially adversely affect our business, financial position, results of operations and cash flows.

Changes to the Rules of Golf with respect to equipment could materially adversely affect our business, financial condition and results of operations.
Golf’s most regulated categories are golf balls and golf clubs. We seek to have our new golf ball and golf club products conform with the Rules of Golf published by the United States Golf Association (the "USGA"), and The Royal and Ancient Golf Club of St. Andrews (the "R&A"), because these rules are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States and Mexico, and the R&A publishes rules that are generally followed in most other countries throughout the world. The Rules of Golf as published by the R&A and the USGA are virtually the same and are intended to be so pursuant to a Joint Statement of Principles issued in 2001. The Rules of Golf set the guidelines and establish limitations for the design and performance of all golf balls and golf clubs.
Many new regulations on golf balls and golf clubs have been introduced in the past 10 to 15 years, which we believe was one of the most active periods for golf equipment regulation in the history of golf. The USGA and the R&A have historically regulated the size, weight and initial velocity of golf balls. More recently, the USGA and the R&A have specifically focused on regulating the overall distance of a golf ball. The USGA and the R&A have also focused on golf club regulations, including limiting the size and spring‑like effect of driver faces and club head moment of inertia. In the future, existing USGA and/or R&A rules may be altered in ways that adversely affect the sales of our current or future products, including with respect to the Distance Insights Project. In February 2021, the USGA and R&A issued an Areas of Interest notice, which is the first step of the established equipment rule making procedures which gives the opportunity for golf's stakeholders to provide research and perspectives on topics that might lead to equipment rules changes. The impact, if any, of these or other potential changes to the Rules of Golf is uncertain at this time. If a change in rules was adopted and caused one or more of our current or future products to be nonconforming, sales of such products would be impacted and we may not be able to adapt our products promptly to such rule change, which could materially adversely affect our business, financial condition and results of operations. In addition, changes in the Rules of Golf may result in an increase in the costs of materials that would need to be used to develop new products as well as an increase in the costs to design new products that conform to such rules.
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
•water damage or water shortage;
•government orders and regulations;
•pandemics and other health and safety issues (including, for example, the COVID-19 pandemic); and
•terrorism.
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
While we do not control our suppliers or their labor practices, negative publicity regarding the management of facilities, production methods of or materials used by any of our suppliers could adversely affect our reputation, which could materially adversely affect our business, financial condition and results of operations and may force us to locate alternative suppliers. In addition, our suppliers may not be well capitalized and they may not be able to fulfill their obligations to us or may go out of business. Furthermore, the ability of third‑party suppliers to timely deliver raw materials or components may be affected by events beyond their control, such as work stoppages or slowdowns, transportation issues, changes in trade or tariff laws, or significant weather and health conditions.
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
For the year ended December 31, 2020, $772.8 million of our net sales were generated outside of the United States by our non‑U.S. subsidiaries. Sales by geographic area are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7 of Part II and “Notes to Consolidated Financial Statements –Note 20 – Segment Information”, Item 8 of Part II, included elsewhere in this report. Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For the year ended December 31, 2020, approximately 85% of our cost of goods sold incurred by our non‑U.S. subsidiaries was denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries. If the U.S. dollar strengthens against the applicable local currency, more local currency will be needed to purchase the same amount of cost of goods sold denominated in U.S. dollars, which could materially adversely affect our business, financial condition and results of operations.

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
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. For the year ended December 31, 2020, 48% of our sales were denominated in foreign currencies. In addition, for the year ended December 31, 2020, approximately 34% of our operating expenses were denominated in foreign currencies (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries). Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
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
These marketplace conditions raise a number of issues that we must successfully manage. For example, we must properly anticipate consumer preferences and design products that meet those preferences, while also complying with significant restrictions imposed by the Rules of Golf, or our new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, our R&D and supply chain groups face constant pressures to design, develop, source and supply new products—many of which incorporate new or otherwise untested technology, suppliers or inputs—that perform better than their predecessors while maintaining quality control and the authenticity of our brands. Third, for new products to generate equivalent or greater sales than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and ensuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in our own inventory. If we do not successfully manage the frequent introduction of new products or satisfy consumer demand, it could adversely affect our business, financial condition and results of operations.
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
Patent reform legislation may increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the Leahy‑Smith America Invents Act (the "Leahy‑Smith Act"), which was adopted in September 2011, includes a number of significant changes to the U.S. patent laws, such as, among other things, changing from a “first to invent” to a “first inventor to file” system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. Some of these changes or potential changes may not be advantageous to us, and it may become more difficult to obtain adequate patent protection or to enforce our patents against third parties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and adversely affect our ability to protect our intellectual property which could materially adversely affect our business, financial condition and results of operations. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and may in the future make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and may in the future make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies.  Those changes may materially affect our patents or patent applications and our ability to obtain and enforce or defend additional patent protection in the future.
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
We compete against large‑scale global sports equipment and apparel players, Japanese industrials, and more specialized golf equipment and golf wear players, including Callaway, TaylorMade, Ping, SRI Sports Limited, Bridgestone, Nike, Adidas and Under Armour. Many of our competitors have significant competitive strengths, including long operating histories, a large and broad consumer base, established relationships with a broad set of suppliers and customers, an established regional or local presence, strong brand recognition and greater financial, R&D, marketing, distribution and other resources than we do. There are unique aspects to the competitive dynamic in each of our product categories and markets. We are not the market leader with respect to certain categories or in certain markets.
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
We may have limited opportunities for future growth in sales of certain of our products, including golf balls, golf shoes and golf gloves.
We already have a significant share of worldwide sales of golf balls, golf shoes and golf gloves and the golf industry is very competitive. As such, our ability to gain incremental market share quickly or at all may be limited given the competitive nature of the golf industry and other challenges to the golf industry. In the future, the overall dollar volume of worldwide sales of golf equipment, wear and gear may not grow or may decline which could materially adversely affect our business, financial condition and results of operations.
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
Custom imprinted golf balls, a majority of which are purchased by corporate customers, while normally representing approximately 30% of our global net golf ball sales on an annual basis, represented approximately 24% of our global net golf balls sales for the year ended December 31, 2020. We believe this change is primarily a result of the COVID-19 pandemic. There has long been a strong connection between the business community and golf, but corporate spending on custom logoed balls has remained at lower levels since the 2008 financial crisis. If such corporate spending decreases further, it could impact the sales of our custom imprinted golf balls.
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
On a consolidated basis, no one customer that sells or distributes our products accounted for more than 10% of our consolidated net sales in the year ended December 31, 2020. However, our top ten customers accounted for 21% of our consolidated net sales in the year ended December 31, 2020. Accordingly, the loss of a small number of our large customers, or the reduction in business with one or more of these customers, could materially adversely affect our business, financial condition and results of operations. We do not currently have minimum purchase agreements with these large customers.
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
The current U.S. presidential administration may support and introduce certain new tax, trade and tariff proposals, modifications to international trade policy and other changes which may affect U.S. trade relations with other countries, including China, with respect to which additional tariffs have been imposed by the previous administration. Further, any changes in nationalist trends or trade wars in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations. While the United Kingdom's exit from the European Union ("Brexit") on December 31, 2020 is now complete and some clarity has been provided on the outcome for the United Kingdom and Europe, changes related to Brexit will likely significantly disrupt the free movement of goods, services and people between the United Kingdom and the European Union for a period of time, and result in increased legal and regulatory complexities, as well as potentially higher costs of conducting business in Europe. At the present time, it is unclear what the ultimate impact of these changes, policies or proposals may be and, as such, we are unable to determine the effect, if any, that such changes, policies or proposals would have on our business. Generally, however, we expect short term disruption to product trading transit times into to the European Union into the United Kingdom and higher duty and admin costs for the same.

As a result of our international business operations, we are exposed to increased risks inherent in conducting business outside of the United States.  In addition to the uncertainty and the foreign currency risks discussed above under “—Our operations are conducted worldwide and our results of operations are subject to currency transaction risk and currency translation risk that could materially adversely affect our business, financial condition and results of operations,” these risks include:
•increased difficulty in protecting our intellectual property rights and trade secrets;
•unexpected government action or changes in legal, trade, tax or regulatory requirements;
•social, economic or political instability;
•the effects of any anti‑American sentiments on our brands or sales of our products;
•increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act (the "FCPA"), and similar anti‑bribery and anti‑corruption laws, local and international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce;
•increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for its foreign operations; and
•increased exposure to interruptions in air carrier or ship services.
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
A significant risk resulting from our global operations is compliance with a wide variety of U.S. federal and state and non‑U.S. laws, regulations and policies, including laws related to anti‑corruption, export and import compliance, anti‑trust and money laundering. The FCPA, the United Kingdom. Bribery Act of 2010 and similar anti‑bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons. There has been an increase in anti‑bribery law enforcement activity in recent years, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non‑U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. We operate in parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti‑bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures have protected or will always protect us from improper conduct of our employees or business partners. To the extent that we learn that any of our employees do not adhere to our internal control policies, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti‑corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, and detecting, investigating and resolving actual or alleged violations can be expensive and require significant time and attention from senior management. Any violation of U.S. federal and state and non‑U.S. laws, regulations and policies could result in substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in the U.S. or other applicable jurisdictions. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

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
To reduce purchasing costs and ensure supply, we place orders with our suppliers in advance of the time period we expect to deliver our products. In addition, we plan our manufacturing capacity based upon the forecasted demand for our products. Forecasting the demand for our products is very difficult given the number of SKUs we offer and the amount of specification involved in each of our product categories. For example, in our golf shoe business, we offer a large variety of models as well as different styles and sizes for each model, including over 3,000 SKUs available for men in the United States alone. The nature of our business makes it difficult to adjust quickly our manufacturing capacity if actual demand for our products exceeds or is less than forecasted demand. Factors that could affect our ability to accurately forecast demand for our products include, among others:
•changes in consumer demand for our products or the products of our competitors;
•new product introductions by us or our competitors;
•failure to accurately forecast consumer acceptance of our products;
•failure to anticipate consumer acceptance of new technologies;
•inability to realize revenues from booking orders;
•negative publicity associated with tours or golfers we endorse;
•unanticipated changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders placed by retailers;
•weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items, such as our products;
•terrorism or acts of war, or the threat thereof, which could adversely affect consumer confidence and spending or interrupt production and distribution of products and raw materials;
•abnormal weather patterns or extreme weather conditions including hurricanes, floods and droughts, among others, which may disrupt economic activity; and
•general economic conditions.

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
All of our major operations, including manufacturing, distribution, sales and accounting, are dependent upon our complex information systems. Our information systems are vulnerable to damage or interruption from:
•earthquake, fire, flood, hurricane and other natural disasters;
•power loss, computer systems failure, Internet and telecommunications or data network failure; and
•hackers, computer viruses, unauthorized access, software bugs or glitches.
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
We are increasingly using websites and social media to interact with consumers and as a means to enhance their experience with our products, including through Vokey.com and ScottyCameron.com. We launched our FootJoy and Titleist eCommerce initiatives in the U.S. in 2016. Titleist has also established eCommerce websites in Canada, the United Kingdom, Japan and Korea. In 2020, we launched our eCommerce website for Titleist Drivers and Fairways in the U.S. FootJoy also operates eCommerce websites in Canada, the United Kingdom, Ireland, Sweden, Germany, France and Japan. In our eCommerce services, we process, store and transmit customer data. We also collect consumer data through certain marketing activities. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or consumers to a risk of loss or misuse of such information, result in litigation or potential liability for us and otherwise materially adversely affect our business, financial condition and results of operations. Further, our eCommerce business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, eCommerce and electronic devices. Existing and future laws and regulations, or new interpretations of these laws, may adversely affect our ability to conduct our eCommerce business.

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
Our goodwill and identifiable intangible assets, which consist of goodwill from acquisitions, trademarks, patents, completed technology, customer relationships, licensing fees, and other intangible assets, represented 37% of our total assets as of December 31, 2020.
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
Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team and our other key employees. Our executives are experienced and highly qualified with strong reputations and relationships in the golf industry, and we believe that our management team enables us to pursue our strategic goals. Our other key sales, marketing, brand building, R&D, manufacturing, intellectual property protection and support personnel are also critical to the success of our business. The loss of the services of any of our senior management team or other key employees could disrupt our operations and delay the development and introduction of our products which could materially adversely affect our business, financial condition and results of operations. We do not have employment agreements with any of the members of our senior management team, except for David Maher, our President and CEO. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees.
Our future success depends upon our ability to attract and retain our executive officers and other key sales, marketing, brand building, R&D, manufacturing, intellectual property protection and support personnel and any failure to do so could materially adversely affect our business, financial condition and results of operations.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre‑change net operating loss carryforwards and other pre‑change tax attributes, such as foreign tax credits and research tax credits, to offset its post‑change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5‑percent shareholders” that exceeds 50 percentage points over a rolling three‑year period. Similar rules apply under state tax laws. We may experience an ownership change from future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use pre‑change net operating loss carryforwards or other pre‑change tax attributes to offset U.S. federal and state taxable income and taxes may be subject to incremental limitations.
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
We may need to raise additional funds through public or private debt or equity financings in order to:
•fund ongoing operations;
•take advantage of opportunities, including expansion of our business or the acquisition of complementary products, technologies or businesses;
•develop new products; or
•respond to competitive pressures.
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
The occurrence of a natural disaster, such as an earthquake, tsunami, fire, flood or hurricane, or the outbreak of a pandemic disease, including, for example, the COVID-19 pandemic beginning in 2020, could materially adversely affect our business, financial condition and results of operations. A natural disaster or a pandemic disease could adversely affect both the demand for our products as well as the supply of the raw materials or components used to make our products. Demand for golf products also could be negatively affected if consumers in the affected regions restrict their recreational activities and discretionary spending and as tourism to those areas declines. If our suppliers experience a significant disruption in their business as a result of a natural disaster or pandemic disease, our ability to obtain the necessary raw materials or components to make products could be materially adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts travel to and from the affected areas, making it more difficult in general to manage our global operations.
Risks Related to Our Indebtedness
Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2020, we had $335.8 million of indebtedness (excluding debt issuance costs). As of December 31, 2020, we had available borrowings under our revolving credit facility of $392.2 million after giving effect to $7.8 million of outstanding letters of credit and we had available borrowings remaining under our local credit facilities of $58.7 million. As of December 31, 2020, we had outstanding interest rate swap contracts to hedge the interest rate risk on $140.0 million of our variable rate debt.
Our high degree of leverage could have important consequences for us, including:
•requiring us to utilize a substantial portion of our cash flows from operations to make payments on our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, product development, acquisitions, general corporate and other purposes;
•increasing our vulnerability to adverse economic, industry, or competitive developments;
•exposing us to the risk of increased interest rates because substantially all of our borrowings are at variable rates of interest;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial maintenance covenants and restrictive covenants, could result in an event of default under the agreements governing our indebtedness;
•restricting us from making strategic acquisitions or causing us to make non‑strategic divestitures;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.
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

Despite our high indebtedness level, we and our subsidiaries may still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.
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
The agreements governing our outstanding indebtedness contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our subsidiaries to, among other things:
•incur, assume, or permit to exist additional indebtedness or guarantees;
•incur liens;
•make investments and loans;
•pay dividends, make payments on, or redeem or repurchase capital stock or make prepayments, repurchases or redemptions of certain indebtedness;
•engage in mergers, liquidations, dissolutions, asset sales, and other non-ordinary course dispositions (including sale leaseback transactions);
•amend or otherwise alter terms of certain indebtedness or certain other agreements;
•enter into agreements limiting subsidiary distributions or containing negative pledge clauses;
•engage in certain transactions with affiliates;
•alter the nature of the business that we conduct;
•change our fiscal year or accounting practices; or
•enter into a transaction or series of transactions that constitutes a change of control.
The covenants contained in the credit agreement governing our credit facility (which we refer to in this report as “our credit agreement”) also restrict the ability of Acushnet Holdings Corp. to engage in certain mergers or consolidations or engage in any activities other than permitted activities. A breach of any of these covenants, among others, could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of our credit facility, following any applicable cure period, would permit the lenders thereunder to, among other things, declare the principal, accrued interest and other obligations thereunder to be immediately due and payable and declare the commitment of each lender thereunder to make loans and issue letters of credit to be terminated.
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
    As of December 31, 2020, Magnus Holdings Co., Ltd. (“Magnus”), which is wholly‑owned by Fila, beneficially owned approximately 52.2% of our outstanding common stock. Fila is able to control the election and removal of our directors and thereby effectively determine, among other things, the payment of dividends, our corporate and management policies, including potential mergers or acquisitions or asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws, and other significant corporate transactions for so long as Magnus retains significant ownership of us. So long as Fila owns Magnus and Magnus continues to own a significant amount of our voting power, even if such amount is less than 50%, Fila will continue to be able to strongly influence or effectively control our decisions. The interests of Fila and Magnus may not coincide with the interests of other holders of our common stock.
    By controlling the election and removal of our directors, Fila is able to effectively determine the payment of dividends on our common stock. Magnus may cause us to pay dividends on our common stock at times or in amounts that may not be in the best interest of us or other holders of our common stock. For example, it may be in the interest of Magnus and Fila to cause the payment of dividends on our common stock in order to satisfy obligations under loan agreements they may enter into from time to time. See “--We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock.”

    In the ordinary course of its business activities, Fila and its affiliates may engage in activities where their interests conflict with our interests or those of our shareholders. Except as may be limited by applicable law, Fila and its affiliates do not have any duty to refrain from competing directly with us or engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Fila and its affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, Fila and its affiliates may have an interest in us pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

    In addition, the concentration of our ownership held by Magnus may delay, deter or prevent possible changes in control of the company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us, which may reduce the value of an investment in our common stock. Magnus may also transfer a substantial amount of our common stock, including a controlling interest in Acushnet, to third parties. The interests of any such transferees may not coincide with the interests of other holders of our common stock.

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
    Magnus, which is wholly‑owned by Fila, controls 38,809,168 shares, or approximately 52.2%, of our outstanding common stock as of December 31, 2020. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. We are relying on some of the exemptions available to controlled companies and may rely on one or more of the exemptions going forward. In particular, as of the date hereof, we do not have a majority of independent directors on our board of directors, and our nominating and corporate governance committee does not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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
The declaration and payment of dividends will be determined at the discretion of our board of directors, acting in compliance with applicable law and contractual restrictions. However, the composition of our board of directors is determined by Magnus, which is wholly‑owned by Fila, which controls a majority of the voting power of all outstanding shares of our common stock. Accordingly, the decision to declare and pay dividends on our common stock in the future, as well as the amount of each such dividend payment, may also depend on the amounts Magnus needs to fund potential interest payments under any future equity or debt financing.
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
As of December 31, 2020, we had 424,333,633 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities convertible into, exchangeable for, or exercisable into our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have 6,616,925 shares available for issuance under our 2015 Incentive Plan. Any shares of common stock that we issue, under our 2015 Incentive Plan or other equity incentive plans that we may adopt in the future, dilute the percentage ownership held by our existing shareholders.

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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of Acushnet more difficult without the approval of our board of directors. Among other things:
•although we do not have a stockholder rights plan, these provisions would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•these provisions require advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•these provisions prohibit stockholder action by written consent;
•these provisions provide for the removal of directors only upon affirmative vote of holders of at least 66⅔% of the shares of common stock entitled to vote generally in the election of directors if Magnus and its affiliates hold less than 50% of our outstanding shares of common stock; and
•these provisions require the amendment of certain provisions only by the affirmative vote of at least 66⅔% of the shares of common stock entitled to vote generally in the election of directors if Magnus and its affiliates hold less than 50% of our outstanding shares of common stock.
Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our shareholders may find beneficial. These anti‑takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of Acushnet, including actions that our shareholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
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

(1)Facility size represents square footage of the building, unless otherwise noted.
We have additional sales offices and facilities in Colorado, Hawaii, New Zealand, Malaysia, Singapore, Hong Kong, Taiwan, Japan, Korea, Thailand, Sweden, France, Germany and Switzerland. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

ITEM 3.            LEGAL PROCEEDINGS
We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.
ITEM 4.           MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers
Set forth below is information concerning the Company’s executive officers as of February 25, 2021.

Name	Age	Position
David Maher	53	President and Chief Executive Officer
Mary Lou Bohn	60	President, Titleist Golf Balls
Steven Pelisek	60	President, Titleist Golf Clubs
John (Jay) Duke, Jr.	52	President, Titleist Golf Gear
Christopher Lindner	52	President, FootJoy
Thomas Pacheco	52	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Brendan Gibbons	45	Executive Vice President, Chief Legal Officer and Corporate Secretary
Brendan Reidy	43	Executive Vice President, Chief People Officer
David Maher, 53, joined the Company in 1991 and was appointed President and Chief Executive Officer of Acushnet Company in 2018.  Prior to that, Mr. Maher was Chief Operating Officer from June 2016 to December 2017, Senior Vice President, Titleist Worldwide Sales and Global Operations from February 2016 to June 2016 and Vice President, Titleist U.S. Sales from 2001 to January 2016.
Mary Lou Bohn, 60, joined the Company in 1987 and was appointed President, Titleist Golf Balls in June 2016. Prior to that, Ms. Bohn was Executive Vice President, Titleist Golf Balls and Titleist Communications from February 2016 to June 2016, Vice President, Golf Ball Marketing and Titleist Communications from 2010 to January 2016 and Vice President, Advertising and Communications from 2000 to 2010.
Steven Pelisek, 60, joined the Company in 1993 and was appointed President, Titleist Golf Clubs in March 2016. From 2008 to March 2016, he was General Manager, Titleist Golf Clubs. Prior to that, Mr. Pelisek served as Vice President, Club Sales for both the Titleist and Cobra Club brands.
John (Jay) Duke, Jr., 52, joined the Company in 2014 and was appointed President, Titleist Golf Gear in 2014. Prior to that, Mr. Duke worked at Hasbro, Inc., a multinational toy and board game company, from 2012 to 2014 where he was Vice President and Global Franchise Leader for Transformers Global Brand. Prior to Hasbro, Mr. Duke was President of Karhu Holdings BV from 2008 to 2012 and prior to that he held senior general management and strategy positions with Converse Inc. (a subsidiary of NIKE, Inc.). Mr. Duke also spent time earlier in his career working for Morgan Stanley’s Investment Banking Division and in general management positions with Reebok International Ltd.
Christopher Lindner,  52, joined the Company in August 2016 as President, FootJoy. Prior to that, Mr. Lindner worked at Wolverine World Wide Inc., an American footwear manufacturer, from 2010 to August 2016 where he was President of Keds from 2014 to August 2016 and Chief Marketing Officer and Senior Vice President of North America Sales for Saucony from 2010 to 2014. Prior to 2010, Mr. Lindner held various positions with NIKE, including as Vice President of Global Marketing for Converse and Vice President of Global Marketing for Bauer Hockey (both NIKE subsidiaries), and a leadership role with Electronic Arts.

Thomas Pacheco, 52, joined the Company in 2017 and was appointed Executive Vice President, Chief Financial Officer and Chief Accounting Officer in January 2019.  Prior to that, Mr. Pacheco was Senior Vice President, Finance and Chief Accounting Officer from April 2017 to December 2018 and Senior Vice President, Finance and Chief Audit Executive of Dell Technologies from September 2016 to March 2017.   Prior to September 2016, Mr. Pacheco served as Senior Vice President, Finance and Chief Accounting Officer at EMC until it was acquired by Dell Technologies.  He joined EMC in 2005 and held several roles in Finance including Assistant Corporate Controller, CFO - Cloud Services Division and Senior Director of Corporate Accounting and Reporting.
Brendan Gibbons, 45, joined the Company in December 2017 as Executive Vice President, Chief Legal Officer and Corporate Secretary.  Mr. Gibbons was Senior Vice President, General Counsel and Secretary of Wolverine World Wide, Inc. from April 2014 to November 2017.  Prior to that, Mr. Gibbons served as Senior Vice President of Legal and Corporate Affairs, General Counsel and Secretary of Carter’s, Inc.
Brendan Reidy, 43, joined the Company in January 2019 and was appointed Executive Vice President, Chief People Officer in February 2021. Prior to that, Mr. Reidy was Senior Vice President, Chief Human Resources Officer from January 2019 to February 2021.  Mr. Reidy was Vice President, Human Resources - Organizational Effectiveness from April 2018 to December 2018 and Vice President, Human Resources - Research & Development & Corporate Functions of Biogen, Inc. from January 2015 to April 2018.  Prior to that, Mr. Reidy served in a number of leadership roles at Biogen, Inc. from May 2011 to January 2015. Mr. Reidy also spent time earlier in his career working for both Procter & Gamble and The Gillette Company in human resources positions from September 2002 to May 2011.

PART II
ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “GOLF” since October 28, 2016.
On February 19, 2021, the last reported sales price of our common stock on the NYSE was $44.29 per share and there were five record holders of our common stock.
Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Durables & Apparel Index for the period commencing October 28, 2016 (the first day our common stock began trading on the NYSE) through December 31, 2020. Index data was furnished by FactSet. The graph assumes that $100 was invested on October 28, 2016 in each of our common stock, the S&P 500 Index, and the S&P 500 Consumer Durables & Apparel Index and that all dividends were reinvested.

Comparison of Cumulative Total Returns

	28-Oct-16	31-Dec-16	31-Dec-17	31-Dec-18	31-Dec-19	31-Dec-20
Acushnet Holdings Corp.	$100.00	$109.81	$120.60	$123.14	$194.07	$246.82
S&P 500	$100.00	$105.74	$128.83	$123.18	$161.96	$191.76
S&P 500 Consumer Durables & Apparel	$100.00	$98.17	$116.41	$102.49	$137.74	$165.56
Recent Sales of Unregistered Securities
None
Dividend Policy
We paid a total of $46.1 million, $43.5 million, and $39.1 million in dividends on our common stock during the years ended December 31, 2020, 2019 and 2018, respectively. We expect to pay future quarterly cash dividends on our common stock, subject to the discretion of our Board of Directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Our dividend policy may be changed or terminated in the future at any time without advance notice. For a description of the restrictions on our ability to pay dividends under our credit agreement, see  “Item 7. - Management’s Discussion and Analysis

of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements – Note 10 – Debt and Financing Arrangements.”
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
The following table provides information relating to the Company’s purchase of common stock for the fourth quarter of 2020:

Period	Total number of shares purchased(1)	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
October 1, 2020 - October 31, 2020	—	$—	—	$63,672
November 1, 2020 - November 30, 2020	—	—	—	63,672
December 1, 2020 - December 31, 2020	—	—	—	63,672
Total	—	$—	—	$63,672
______________________________________________________________________________
(1)     In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market up to an aggregate of $24.9 million at the same weighted average per share price. In relation to the Magnus share repurchase agreement, during the three months ended December 31, 2020 we recorded no additional liability for shares of common stock to be repurchased from Magnus. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
(2)     Includes $11.1 million related to the Magnus share repurchase agreement. See “Notes to Consolidated Financial Statements-Note 15-Common Stock,” Item 8 of Part II, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreement.
ITEM 6.            SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Item 1A – Risk Factors” and our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. This discussion contains forward‑looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this report. Actual results may differ materially from those contained in any forward‑looking statements. You should carefully read the “Special Note Regarding Forward‑Looking Statements” section of this report following the Table of Contents.
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
Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”). Through the end of June 2020, our business was significantly disrupted by the COVID-19 pandemic. In Asia, our operations were impacted earlier in the year and were at varying stages of recovery at the end of June, with Korea nearly fully recovered while Japan and other markets continued to progress. In the United States and Europe, as a result of government-ordered shutdowns, most on-course retail pro shops and off-course retail partner locations were closed for some portion of March, most of April and part of May 2020. Also, as a result of these orders, we were forced to temporarily close or substantially limit our operations in our manufacturing facilities and distribution centers in the United States and Europe from the end of March until mid-May 2020. During this period, we were largely unable to manufacture or ship products in these regions and took steps to strengthen our financial position and balance sheet, bolster our liquidity position and provide additional financial flexibility, including by reducing discretionary spending, reducing capital expenditures, suspending our share repurchase program and amending our credit agreement.
Our manufacturing facilities and distribution centers were re-opened in mid-May 2020 with protocols designed to promote the health and safety of our associates in accordance with state and local government re-opening guidance. The protocols included reconfiguring our manufacturing and distribution facilities to allow for social distancing, implementing stringent safety measures in all facilities, implementing work-from-home policies wherever possible and suspending non-critical business travel.
By the end of June 2020, substantially all of the golf courses, on-course retail pro shops and off-course retail partner locations in the United States and Europe had re-opened. Rounds of play have been strong since golf courses have reopened, which resulted in increased demand for our products during June 2020 and even greater demand for our products during the second half of 2020 in the United States and Europe. Rounds of play and demand for golf products in Korea remained strong through the end of 2020; however, Japan continued to be negatively impacted by the COVID-19 pandemic with decreased rounds of play and lower demand for golf-related products. The impact of the COVID-19 pandemic continues to evolve and remains highly uncertain including the duration and severity of the pandemic, additional government related shutdowns and a significant decrease in the current level of rounds of play and the related demand for golf-related products.
The COVID-19 pandemic materially impacted our results of operations for the year ended December 31, 2020 as described in more detail under “Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019” below. The impact of the COVID-19 pandemic continues to evolve, and both the full impact and duration of the COVID-19 pandemic remain highly uncertain. Accordingly, our business, results of operations, financial position and cash flows could continue to be materially impacted in ways that we cannot currently predict.

Basis of Presentation
The accompanying results have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of Acushnet Holdings Corp. ("the Company"), our wholly-owned subsidiaries and less than wholly-owned subsidiaries, including a variable interest entity (“VIE”) in which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
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
Key Factors Affecting Our Results of Operations
Rounds of Play
We generate substantially all of our sales from the sale of golf‑related products, including golf balls, golf clubs, golf shoes, golf gloves, golf gear and golf apparel. The demand for golf‑related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. We believe the number of rounds of golf played by our target market of dedicated golfers has remained stable over the past few years. Notwithstanding the foregoing, rounds of play in the U.S. experienced double digit growth (+14%) and global rounds of play increased by seven percent for the year ended December 31, 2020 as many dedicated golfers took full advantage of favorable weather, an increase in discretionary time due to the circumstances attendant to the COVID-19 pandemic, including limited personal and professional travel and increased flexibility of schedules due to the remote work policies adopted by many companies, and limited other entertainment options. In addition, the game of golf was in high demand in 2020 due to its outdoor field of play and ease of social distancing. We anticipate that rounds of golf played will likely stabilize back to pre-COVID-19 pandemic levels as vaccines become more widely available and businesses and other entertainment activities resume a more normal cadence.
Weather Conditions
Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year-round, with many of our on‑course retail customers closed during the cold weather months and, to a lesser extent, during the hot weather months. Unfavorable weather conditions in our major markets, such as a particularly long winter, a cold and wet spring, or an extremely hot summer, would reduce the number of playable days and rounds played in a given year, which would result in a decrease in the amount spent by golfers and golf retailers on our products, particularly with respect to consumable products such as golf balls and golf gloves. In addition, unfavorable weather conditions and natural disasters can adversely affect the number of custom club fitting and trial events that we can perform during the key selling period. Unusual or severe weather conditions throughout the year, such as storms or droughts or other water shortages, can negatively affect golf rounds played both during the events and afterward, as weather damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities. Consequently, sustained adverse weather conditions, especially during the warm weather months, could impact our sales. Adverse weather conditions may have a greater impact on us than other golf equipment companies as we have a large percentage of consumable products in our product portfolio, and the purchase of consumable products are more dependent on the number of rounds played in a given year.
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
Demographic Factors
Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 and above, primarily “gen‑x” and “baby boomers”, who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, another promising development in golf has been the generational shift with millennial golfers making their marks at both professional and amateur levels and, in 2020, accounting for 25% of golfers overall in the U.S.
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
Product Life Cycles
Titleist Golf Balls Segment
We generally launch new Titleist golf ball models on a two-year cycle. In general, in odd-numbered years, we launch our premium performance models, Pro V1 and Pro V1x, in the first quarter and our TruFeel performance model in the fourth quarter. In even-numbered years, we launch our premium performance AVX model and Velocity performance model in the first quarter and performance models Tour Speed and Tour Soft in the second quarter. For new golf ball models, sales occur at a higher rate in the year of the initial launch than in the second year. Given the Pro V1 franchise is our highest volume and our highest priced product in this product category, we typically have higher net sales in our Titleist golf ball segment in odd-numbered years.
Titleist Golf Clubs Segment
We generally launch new Titleist golf club models on a two‑year cycle using the following product launch cycle. At present, we anticipate continuing to use this product launch cycle going forward because we believe it aligns our launches with the purchase habits of dedicated golfers. In general, we launch:
•drivers and fairways in the third or fourth quarter of even‑numbered years, which typically results in an increase in sales of drivers and fairways during such quarters because retailers take on initial supplies of these products as stock inventory, with increased sales generated by such new products continuing the following spring and summer of odd‑numbered years;
•hybrids in the first or second quarter of odd-numbered years, with the majority of sales generated by such new products occurring in the spring, summer and fall of odd‑numbered years;

•irons in the third or fourth quarter of odd‑numbered years, with the majority of sales generated by such new products occurring in the following spring and summer of even‑numbered years because a higher percentage of our new irons as compared to our drivers and fairways are sold through on a custom fit basis and the spring and summer is when golfers tend to make such custom fit purchases;
•Vokey Design wedges in the first quarter of even‑numbered years, with the majority of sales generated by such new products occurring in the spring and summer of such even‑numbered years; and
•Scotty Cameron putters in the first quarter, with the Select models launched in even‑numbered years and the Phantom X models launched in odd‑numbered years, with the majority of sales generated by such new products occurring in the spring and summer of the year in which they are launched.
As a result of this product launch cycle, we generally expect to have higher net sales in our Titleist golf clubs segment in even‑numbered years due to the following factors:
•the majority of sales generated by new irons launched in the third or fourth quarter of odd‑numbered years is expected to occur in the spring and summer of the following even‑numbered years;
•the majority of sales generated by new Vokey Design wedges launched in the first quarter of even‑numbered years is expected to occur in such even‑numbered years;
•the majority of sales generated by new Scotty Cameron Select line of putters launched in the first quarter of even‑numbered years is expected to occur in such even‑numbered years; and
•the increase in sales of new drivers and fairways launched in the third or fourth quarter of even‑numbered years due to the initial sell‑in of these products during such quarters.
Titleist Golf Gear and FootJoy Golf Wear Segments
Our Titleist golf gear and FootJoy golf wear businesses are not subject to the same degree of cyclical fluctuation as our golf ball and golf club businesses as new product offerings and styles are generally introduced each year and at different times during the year.
Foreign Currency
For the years ended December 31, 2020, 2019 and 2018, 48%, 47% and 49%, respectively, of our net sales were generated outside of the United States by our non‑U.S. subsidiaries. Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For the years ended December 31, 2020, 2019 and 2018 approximately 85% of our cost of goods sold incurred by our non‑U.S. subsidiaries was denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries.
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
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. For the year ended December 31, 2020, 48% of our sales were denominated in foreign currencies. In addition, for the year ended December 31, 2020, approximately 34% of our total operating expenses were denominated in foreign currencies (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries). Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
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
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, net, income tax expense (benefit), depreciation and amortization and other items defined in the agreement, including: share-based compensation expense; restructuring and transformation costs; certain transaction fees; extraordinary, unusual or non-recurring losses or charges; indemnification expense (income); certain pension settlement costs; certain other non-cash (gains) losses, net and the net income relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items, or affected by similar non‑recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Year ended December 31,
(in thousands)	2020	2019	2018
Net sales	$1,612,169	$1,681,357	$1,633,721
Cost of goods sold	782,333	809,122	791,370
Gross profit	829,836	872,235	842,351
Operating expenses:
Selling, general and administrative	610,603	627,503	611,883
Research and development	48,942	51,601	51,489
Intangible amortization(1)	11,629	7,478	6,644
Restructuring charges	13,207	—	—
Income from operations	145,455	185,653	172,335
Interest expense, net	15,630	19,613	18,402
Other expense, net	16,776	875	3,629
Income before income taxes	113,049	165,165	150,304
Income tax expense	13,038	40,600	47,232
Net income	100,011	124,565	103,072
Less: Net income attributable to noncontrolling interests	(4,005)	(3,495)	(3,200)
Net income attributable to Acushnet Holdings Corp.	$96,006	$121,070	$99,872
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$96,006	$121,070	$99,872
Interest expense, net	15,630	19,613	18,402
Income tax expense	13,038	40,600	47,232
Depreciation and amortization (1)	45,429	43,002	40,496
Share-based compensation	16,016	10,975	18,563
Restructuring and transformation costs(2)	15,589	—	—
Beam indemnification expense (income) (3)	9,871	(498)	(258)
Other extraordinary, unusual or non-recurring items, net (4)	17,600	1,869	3,319
Net income attributable to noncontrolling interests	4,005	3,495	3,200
Adjusted EBITDA	$233,184	$240,126	$230,826
Adjusted EBITDA margin	14.5%	14.3%	14.1%
___________________________________
(1)     For the year ended December 31, 2020, includes a goodwill impairment loss of $3.8 million related to KJUS.
(2)    Relates to severance and other costs associated with management's approved restructuring program and other expenses to refine and transform our business model and improve operational efficiencies.
(3)    Includes non-cash indemnification expense (income) related to tax audits for the periods in which we were owned by Beam Suntory, Inc. (“Beam”).
(4)    Items recorded during the year ended December 31, 2020 include salaries and benefits paid for associates who could not work due to government mandated shutdowns, fringe benefits paid for furloughed associates, spoiled raw materials, incremental costs to support remote work and the cost of additional health and safety equipment of $13.5 million and pension settlement costs of $7.2 million related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program as part of management’s approved restructuring program. Items recorded during the year ended December 31, 2019 include transaction fees of $2.7 million. Items recorded during the year ended December 31, 2018 include a non-cash settlement expense of $2.5 million related to benefit payments received by our former CEO in connection with his retirement. Includes other immaterial unusual or non-recurring items, net for the years ended December 31, 2020, 2019 and 2018.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
Titleist golf balls	$507.8	$551.6	$(43.8)	(7.9)%	$(43.9)	(8.0)%
Titleist golf clubs	418.4	434.4	(16.0)	(3.7)%	(17.5)	(4.0)%
Titleist golf gear	149.4	150.0	(0.6)	(0.4)%	—	—%
FootJoy golf wear	415.3	441.9	(26.6)	(6.0)%	(27.0)	(6.1)%
Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change
Titleist golf balls	$71.8	$93.3	$(21.5)	(23.0)%
Titleist golf clubs	40.0	38.8	1.2	3.1%
Titleist golf gear	20.0	17.3	2.7	15.6%
FootJoy golf wear	18.3	24.4	(6.1)	(25.0)%

Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2020	2019	$ change	% change	$ change	% change
United States	$839.4	$884.8	$(45.4)	(5.1)%	$(45.4)	(5.1)%
EMEA(1)	219.0	230.5	(11.5)	(5.0)%	(12.6)	(5.5)%
Japan	151.8	182.7	(30.9)	(16.9)%	(34.3)	(18.8)%
Korea	246.2	223.4	22.8	10.2%	26.4	11.8%
Rest of world	155.8	160.0	(4.2)	(2.6)%	(4.3)	(2.7)%
Total net sales	$1,612.2	$1,681.4	$(69.2)	(4.1)%	$(70.2)	(4.2)%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")

Net Sales
Net sales decreased by $69.2 million, or 4.1%, to $1,612.2 million for the year ended December 31, 2020 compared to $1,681.4 million for the year ended December 31, 2019. On a constant currency basis, net sales decreased by $70.2 million, or 4.2%, to $1,611.2 million. The decrease in net sales on a constant currency basis was due to decreases across all reportable segments primarily as a result of the impact of the COVID-19 pandemic and related government-ordered shutdowns primarily during the first and second quarters of 2020. Partially offsetting this was higher demand around golf and golf-related products in the third and fourth quarters as golf courses and on and off-course retail partner locations re-opened, as well as a full year of sales from KJUS, which we acquired in the third quarter of 2019.

Net sales in the United States decreased by $45.4 million, or 5.1%, to $839.4 million for the year ended December 31, 2020 compared to $884.8 million for the year ended December 31, 2019. Overall, sales in the United States were lower as a result of the impact of the COVID-19 pandemic. The decrease in net sales primarily resulted from a decrease of $27.3 million in Titleist golf balls, a decrease of $15.3 million in FootJoy golf wear and a decrease of $10.6 million in Titleist golf clubs. The decrease in net sales was partially offset by an increase of $3.0 million in Titleist golf gear and a full year of sales from KJUS.
Net sales in regions outside of the United States were also impacted by the COVID-19 pandemic. Net sales in regions outside of the United States decreased by $23.8 million, or 3.0%, to $772.8 million for the year ended December 31, 2020 compared to $796.6 million for the year ended December 31, 2019. On a constant currency basis, net sales in such regions decreased by $24.8 million, or 3.1%, to $771.8 million. This decrease in net sales was due to decreases in sales volumes across all reportable segments, primarily as a result of the impact of the COVID-19 pandemic in all regions except Korea, which saw net sales increases across all reportable segments except Titleist golf clubs. A full year of sales from KJUS partially offset declines in EMEA.
Gross Profit
Gross profit decreased by $42.4 million to $829.8 million for the year ended December 31, 2020 compared to $872.2 million for the year ended December 31, 2019. Gross margin decreased to 51.5% for the year ended December 31, 2020 compared to 51.9% for the year ended December 31, 2019. The decrease in gross profit primarily resulted from a decrease of $37.7 million in Titleist golf balls, a decrease of $10.5 million in Titleist golf clubs and a decrease of $9.3 million in FootJoy golf wear, each primarily due to the sales volume declines discussed above. The remaining change in gross profit was primarily due to sales volume growth of products that are not allocated to one of our reportable segments.
The decrease in gross margin was primarily driven by lower gross margin in Titleist golf balls. The Titleist golf balls segment experienced unfavorable manufacturing overhead absorption related to the temporary closure of our United States-based golf ball manufacturing facilities during the second quarter of 2020 as a result of the COVID-19 pandemic.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased by $16.9 million to $610.6 million for the year ended December 31, 2020 compared to $627.5 million for the year ended December 31, 2019. SG&A decreased primarily as a result of expense reduction measures taken across all segments in the first and second quarters of 2020 as a result of the COVID-19 pandemic, partially offset by increased spending in the fourth quarter related to higher net sales as described above and increased employee related expenses. The decrease in SG&A primarily resulted from a decrease of $31.4 million in advertising and promotional costs, partially offset by an increase of $10.1 million in administrative expense primarily due to employee related expenses and an increase of $6.6 million in selling expense primarily related to a full year of KJUS.

Research and Development
Research and development ("R&D") expenses decreased by $2.7 million to $48.9 million for the year ended December 31, 2020 compared to $51.6 million for the year ended December 31, 2019 primarily resulting from expense reduction measures taken in response to the COVID-19 pandemic and a reduction in experimental material expense.
Intangible Amortization
Intangible amortization expense increased $4.1 million to $11.6 million for the year ended December 31, 2020, compared to $7.5 million for the year ended December 31, 2019, primarily related to a goodwill impairment loss of $3.8 million related to KJUS.

Restructuring Charges
During the year ended December 31, 2020, we recorded $11.2 million in severance and other benefits expense related to our voluntary retirement program, as well as $2.0 million in severance and other benefits related to involuntary headcount reductions both associated with our restructuring program approved in the first quarter of 2020.
Interest Expense, net
Interest expense, net decreased by $4.0 million to $15.6 million for the year ended December 31, 2020 compared to $19.6 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in interest rates and a decrease in borrowings during the year ended December 31, 2020, offset in part by an increase in interest rate swap loss.
Other Expense, net
Other expense, net increased by $15.9 million to $16.8 million for the year ended December 31, 2020 compared to $0.9 million for the year ended December 31, 2019. This increase was primarily due to expense resulting from the reversal of an indemnification receivable of $10.4 million related to income taxes indemnified by Beam, for which there was a corresponding tax benefit recognized during the year ended December 31, 2020, and a $7.5 million increase in the non-service cost component of net periodic benefit costs related to both an increase in the amortization of actuarial losses and an increase in settlement costs as a result of our voluntary retirement program.
Income Tax Expense
Income tax expense decreased by $27.6 million to $13.0 million for the year ended December 31, 2020 compared to $40.6 million for the year ended December 31, 2019. Our effective tax rate ("ETR") was 11.5% for the year ended December 31, 2020, compared to 24.6% for the year ended December 31, 2019. The decrease in ETR was primarily driven by the impact of the COVID-19 pandemic on our geographic mix of earnings as well as the reduction of tax expense associated with the U.S. tax of foreign earnings and the income tax benefit pertaining to our change in unrecognized tax benefits resulting from an audit settlement for the periods in which we were owned by Beam.
Net Income Attributable to Acushnet Holdings Corp.
Net income attributable to Acushnet Holdings Corp. decreased by $25.1 million to $96.0 million for the year ended December 31, 2020 compared to $121.1 million for the year ended December 31, 2019, primarily as a result of the factors discussed above.
Adjusted EBITDA
Adjusted EBITDA decreased by $6.9 million to $233.2 million for the year ended December 31, 2020 compared to $240.1 million for the year ended December 31, 2019 due to a decrease in income from operations partially offset by adjustments to net income attributable to Acushnet Holdings Corp. related to restructuring and transformation costs and other extraordinary, unusual or non-recurring items, net (see Results of Operations table). Adjusted EBITDA margin increased to 14.5% for the year ended December 31, 2020 compared to 14.3% for the year ended December 31, 2019.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment decreased by $43.8 million, or 7.9%, to $507.8 million for the year ended December 31, 2020 compared to $551.6 million for the year ended December 31, 2019. On a constant currency basis, net sales in our Titleist golf balls segment decreased by $43.9 million, or 8.0%, to $507.7 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes as discussed above across all models and regions, with the exception of Korea.
Operating income in our Titleist golf balls segment decreased by $21.5 million, or 23.0%, to $71.8 million for the year ended December 31, 2020 compared to $93.3 million for the year ended December 31, 2019. The decrease in operating income was due to a decrease of $37.7 million in gross profit partially offset by a decrease in operating expenses. The decrease in gross profit was primarily due to the sales decline discussed above and unfavorable manufacturing overhead absorption due to the closure of our United States-based golf ball manufacturing facilities during the second quarter of 2020 as a result of the COVID-19 pandemic. Operating expenses decreased primarily due to a decrease of $14.4 million in advertising and promotional costs and a decrease of $3.1 million in R&D costs primarily as a result of the expense reduction measures taken in response to the COVID-19 pandemic, partially offset by an increase of $3.0 million in allocated administration expense primarily due to employee related expenses.

Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment decreased by $16.0 million, or 3.7%, to $418.4 million for the year ended December 31, 2020 compared to $434.4 million for the year ended December 31, 2019. On a constant currency basis, net sales in our Titleist golf clubs segment decreased by $17.5 million, or 4.0%, to $416.9 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes as discussed above across all models, partially offset by our SM8 wedges introduced in the first quarter of 2020 and our TSi metals introduced in the fourth quarter of 2020.
Operating income in our Titleist golf clubs segment increased by $1.2 million, or 3.1%, to $40.0 million for the year ended December 31, 2020 compared to $38.8 million for the year ended December 31, 2019. The increase in operating income resulted from lower operating expenses, largely offset by lower gross profit. Operating expenses decreased primarily due to a decrease of $10.0 million in advertising and promotional costs and a decrease of $3.6 million in selling expense primarily as a result of the expense reduction measures taken in response to the COVID-19 pandemic, partially offset by an increase of $2.1 million in allocated administration expense primarily due to employee related expenses. Gross profit was $10.5 million lower primarily as a result of the sales volume decrease discussed above.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment decreased by $0.6 million, or 0.4%, to $149.4 million for the year ended December 31, 2020 compared to $150.0 million for the year ended December 31, 2019. On a constant currency basis, net sales in our Titleist golf gear segment was unchanged. Sales volumes were impacted by the COVID-19 pandemic as discussed above primarily in our headwear and travel product categories, offset by higher average selling prices across all product categories.
Operating income in our Titleist golf gear segment increased by $2.7 million, or 15.6%, to $20.0 million for the year ended December 31, 2020 compared to $17.3 million for the year ended December 31, 2019. The increase in operating income resulted from lower operating expenses and higher gross profit. Operating expenses decreased primarily due to a decrease of $1.9 million in advertising and promotional costs primarily as a result of the expense reduction measures taken in response to the COVID-19 pandemic. Gross profit increased $1.3 million primarily due to higher average selling prices across all product categories.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased by $26.6 million, or 6.0%, to $415.3 million for the year ended December 31, 2020 compared to $441.9 million for the year ended December 31, 2019. On a constant currency basis, net sales in our FootJoy golf wear segment decreased by $27.0 million, or 6.1%, to $414.9 million. This decrease resulted from the impact of the COVID-19 pandemic on sales volumes as discussed above primarily in our footwear and apparel product categories and all regions, with the exception of Korea.
Operating income in our FootJoy golf wear segment decreased by $6.1 million, or 25.0%, to $18.3 million for the year ended December 31, 2020 compared to $24.4 million for the year ended December 31, 2019. The decrease in operating income resulted from a decrease of $9.3 million in gross profit primarily as a result of the sales volume decrease discussed above, partially offset by lower operating expenses. Operating expenses decreased primarily due to a decrease of $6.3 million in advertising and promotional costs primarily as a result of the expense reduction measures taken in response to the COVID-19 pandemic, partially offset by an increase of $2.6 million in selling expense.
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
A detailed review of our results of operations for the year ended December 31, 2019 as compared to the year ended December 31, 2018 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 27, 2020, and is incorporated herein by reference.

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
As of December 31, 2020, we had $149.4 million of unrestricted cash (including cash equivalents) (including $6.1 million attributable to our FootJoy golf shoe variable interest entity). As of December 31, 2020, 56.1% of our total unrestricted cash (including cash equivalents) was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
As noted previously, the COVID-19 pandemic has adversely impacted our results of operations for the year ended December 31, 2020. At the onset of the pandemic, we took several steps to preserve our liquidity position and to manage cash flows on an ongoing basis. Subject to the length and severity of the COVID-19 pandemic, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, including the current COVID-19 pandemic, demand for our products, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in "Risk Factors," Item 1A of Part I included elsewhere in this report.
Debt and Financing Arrangements
As of December 31, 2020, we had $392.2 million of availability under our revolving credit facility after giving effect to $7.8 million of outstanding letters of credit. Additionally, we had $58.7 million available under our local credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. On July 3, 2020, we amended our credit agreement to, among other things, provide debt covenant relief for each of the fiscal quarters ending between September 30, 2020 and September 30, 2021. See "Notes to Consolidated Financial Statements- Note 10- Debt and Financing Arrangements," Item 8 of Part II included elsewhere in this report, for a description of our amended credit agreement. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2020, we were in compliance with all covenants under the credit agreement.
See "Notes to Consolidated Financial Statements- Note 10- Debt and Financing Arrangements," Item 8 of Part II included elsewhere in this report, for a further description of our credit facilities. Additionally, see "Risk Factors - Risks Related to Our Indebtedness" Item 1A of Part I included elsewhere in this report for further discussion surrounding the risks and uncertainties of our credit facilities.
Capital Expenditures
We made $24.7 million of capital expenditures during the year ended December 31, 2020. We reduced our capital expenditures in response to the COVID-19 pandemic resulting in lower full year capital expenditures in 2020 than in 2019. Capital expenditures in 2021 are expected to be approximately $50.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go to market activities and continued investments in information technology to support our global strategic initiatives. The increase in anticipated capital expenditures in 2021 is primarily related to key strategic investments in our golf ball operations and precision manufacturing capabilities.
Dividends and Share Repurchase Program
The Board of Directors has authorized us to repurchase up to an aggregate of $100.0 million of our issued and outstanding common stock. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion consistent with our general working capital needs and within the constraints of our credit agreement. This program will remain in effect until completed or until terminated by the Board of Directors. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market, up to an aggregate of $24.9 million, at the same weighted average per share price.
In April 2020, we temporarily suspended stock repurchases under our share repurchase program in light of the COVID-19 pandemic. Prior to this, we repurchased 243,894 shares of common stock on the open market at an average price of $28.60 for an aggregate of $7.0 million during 2020. As a result of these purchases, we recorded an additional liability to repurchase additional shares of common stock from Magnus of $7.0 million (243,894 shares of common stock) bringing the total liability to $8.8 million (299,894 shares of common stock) as of December 31, 2020. Excluding the impact of the share repurchase liability, as of December 31, 2020, we had $63.7 million remaining under the current share repurchase program, including $11.1 million related to the Magnus share repurchase agreement. We have the ability to resume repurchases in our discretion. See “Notes to Consolidated Financial Statements-Note 15-Common Stock,” Item 8 of Part II, included elsewhere in this report, for disclosures related to the Magnus share repurchase liability.
During the year ended December 31, 2020, we paid dividends on our common stock of $46.1 million to our shareholders. During the first quarter of 2021, our Board of Directors declared a dividend of $0.165 per share of common stock to shareholders of record as of March 12, 2021 and payable on March 26, 2021.
Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2020	2019	2018
Cash flows provided by (used in):
Operating activities	$264,425	$134,283	$163,733
Investing activities	(24,675)	(61,060)	(49,703)
Financing activities	(128,587)	(70,328)	(128,883)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	6,105	275	(1,855)
Net increase (decrease) in cash, cash equivalents and restricted cash	$117,268	$3,170	$(16,708)
Cash Flows From Operating Activities
Net cash provided by operating activities was $264.4 million for the year ended December 31, 2020 compared to $134.3 million for the year ended December 31, 2019, an increase in cash provided by operating activities of $130.1 million. The increase in cash provided by operating activities was primarily driven by higher cash collections, lower inventory levels due to government-ordered shutdowns and the subsequent increase in demand for golf and golf-related products, and other changes in working capital, partially offset by lower net income. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Net cash provided by operating activities was $134.3 million for the year ended December 31, 2019 compared to $163.7 million for the year ended December 31, 2018, a decrease in cash provided by operating activities of $29.4 million. The decrease in cash provided by operating activities was primarily driven by changes in working capital.

Cash Flows From Investing Activities
Net cash used in investing activities was $24.7 million for the year ended December 31, 2020 compared to $61.1 million for the year ended December 31, 2019, a decrease of $36.4 million, primarily related to a decrease in cash used for business acquisitions, as well as a decrease in capital expenditures.
Net cash used in investing activities was $61.1 million for the year ended December 31, 2019 compared to $49.7 million for the year ended December 31, 2018, an increase of $11.4 million, related to an increase in cash used for business acquisitions.
Cash Flows From Financing Activities
Net cash used in financing activities was $128.6 million for the year ended December 31, 2020 compared to $70.3 million for the year ended December 31, 2019, an increase in cash used in financing activities of $58.3 million. This increase was primarily due to an increase in borrowing repayments, offset in part by a decrease in purchases of common stock and payments for employee restricted stock tax withholdings.
Net cash used in financing activities was $70.3 million for the year ended December 31, 2019 compared to $128.9 million for the year ended December 31, 2018, a decrease in cash used in financing activities of $58.6 million. This decrease was primarily due to an increase in net proceeds from borrowings, partially offset by an increase in payments related to purchases of common stock and employee restricted stock tax withholdings during the year ended December 31, 2019.
Contractual Obligations
The following table summarizes our outstanding contractual obligations as of December 31, 2020:

		Payments Due by Period
		Less than	1-3	4-5	After
(in thousands)	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (1)	$332,500	$17,500	$35,000	$280,000	$—
Interest payments related to debt obligations (2)	27,065	7,324	13,588	6,153	—
Pension and other postretirement benefit obligations	276,744	23,701	51,659	59,198	142,186
Purchase obligations (3)	175,261	162,839	10,310	913	1,199
Lease obligations (4)	61,298	15,402	19,154	12,759	13,983
Total	$872,868	$226,766	$129,711	$359,023	$157,368
___________________________________
(1)Long‑term debt obligations consist of the outstanding principal of our term loan facility.
(2)Interest payments related to debt obligations assumes that all debt outstanding as of December 31, 2020 remains outstanding until maturity and is calculated based on interest rates in effect as of December 31, 2020. Unused commitment fees related to our revolving credit facility have also been included in this calculation.
(3)During the normal course of our business, we enter into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The amounts reported in the table above exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2020.
(4)We lease certain warehouses, distribution and office facilities, vehicles and equipment under finance and operating leases. Lease obligations represent the future undiscounted cash flows on these leases. Certain leases include one or more options to renew, with renewal terms that can extend the lease term up to three years. The future lease obligations would change if we were to exercise these options or if we were to enter into additional leases. See “Notes to Consolidated Financial Statements-Note 4-Leases,” Item 8 of Part II, included elsewhere in this report, for disclosures related to these lease obligations.
Off‑Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
We perform our annual impairment test of goodwill during the fourth quarter of our fiscal year. We recorded a goodwill impairment loss of $3.8 million for the year ended December 31, 2020 related to KJUS. There were no other impairment losses recorded for the years ended December 31, 2020, 2019 and 2018.
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
Our projected benefit obligations related to our pension and other postretirement benefit plans are valued using a weighted‑average discount rate of 2.66% and 2.34%, respectively, for the year ended December 31, 2020. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations of our pension and other postretirement benefit plan by approximately $61.5 million and $2.0 million, respectively, for the year ended December 31, 2020.
    Our net periodic benefit cost related to our pension and other postretirement benefit plans is calculated using a weighted average discount rate of 3.24% and 3.12%, respectively, for the year ended December 31, 2020. Decreasing the discount rate by 100 basis points would increase net periodic pension and other postretirement benefit cost by approximately $4.9 million and $0.2 million, respectively, for the year ended December 31, 2020. Additionally, our net periodic benefit cost related to our pension plans is calculated using an expected return on plan assets of 5.01% for the year ended December 31, 2020. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $2.4 million for the year ended December 31, 2020.

Income Taxes
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including historical experience and short-range and long-range business forecasts. As of December 31, 2020, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax assets will not be recognized. As of December 31, 2020 and 2019, the cumulative valuation allowance against deferred tax assets was $20.4 million and $18.4 million, respectively.
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
During 2018, we entered into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of December 31, 2020 and 2019, the notional value of our outstanding interest rate swap contracts was $140.0 million and $160.0 million, respectively. See "Notes to Consolidated Financial Statement – Note 11 - Derivative Financial Instruments," Item 8 of Part II, included elsewhere in this report, for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of December 31, 2020, we had $195.3 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs) after giving effect to $140.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2020 would have resulted in an increase of $2.0 million in our annual pre-tax interest expense.
As of December 31, 2019, we had $244.1 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs) after giving effect to $160.0 million of hedged variable rate indebtedness. The same sensitivity analysis of movement in variable interest rates as of December 31, 2019, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2019 would have resulted in an increase of $2.4 million in our annual pre‑tax interest expense.
Foreign Exchange Risk
We are exposed to foreign currency transaction risk related to transactions denominated in a currency other than functional currency. In addition, we are exposed to currency translation risk resulting from the translation of the financial results of our consolidated subsidiaries from their functional currency into U.S. dollars for financial reporting purposes.
We use financial instruments to reduce the earnings and shareholders' equity volatility relating to transaction risk. The principal financial instruments we enter into on a routine basis are foreign exchange forward contracts, primarily pertaining to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The periods of the foreign exchange forward contracts designated as hedges correspond to the periods of the forecasted hedged transactions, which do not exceed 24 months subsequent to the latest balance sheet date. We do not enter into derivative financial instrument contracts for trading or speculative purposes.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2020 was $248.1 million, representing a net settlement liability of $6.2 million. The sensitivity analysis, while not predictive in nature, indicated that the net settlement liability of $6.2 million at December 31, 2020 would increase by $20.7 million resulting in a net settlement liability of $26.9 million if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2019 was $287.9 million, representing a net settlement asset of $3.0 million. The same sensitivity analysis indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $3.0 million at December 31, 2019 would decrease by $22.8 million resulting in a net settlement liability of $19.8 million.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “ Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”.
Based on our assessment, our management determined that, as of December 31, 2020, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, many of our employees began working remotely in March 2020 and continue to do so. This change to our working environment did not have a material effect on our internal control over financial reporting during the most recent quarter. We will continue to monitor and assess any impacts from the COVID-19 pandemic on our internal control over financial reporting.
ITEM 9B.             OTHER INFORMATION
None.

PART III
ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information about our executive officers is contained in the discussion entitled “Information About Our Executive Officers” in Part I of this Form 10‑K. The remaining information required by this Item will be included in our Proxy Statement and is incorporated herein by reference.
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

PART IV
ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as a part of this report:
(1)Financial Statements. See Index to Consolidated Financial Statements on page F-1 hereof.
(2)Financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
(3)Exhibits Index:

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

3.3	Amended and Restated Bylaws of Acushnet Holdings Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 2, 2016 (no. 001-37935)).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020 (No. 001-37935)).
10.1†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020 (No. 001-37935)).

10.2†
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020 (No. 001-37935)).

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

10.8
First Amendment to Credit Agreement, dated as of July 3, 2020, among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc., Acushnet Europe Ltd., certain other subsidiaries of Acushnet Company and Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 9, 2020 (No. 001-37935)).

10.9
Joint Venture Agreement between Acushnet Cayman Limited and Myre Overseas Corporation, dated as of June 1, 1995 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.10
Registration Rights Agreement, dated October 26, 2016, among the Company and the Holders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on November 1, 2016 (No. 001‑37935)).

10.11†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 28, 2019 (No. 001-37935)).

10.12†	Acushnet Holdings Corp. Independent Directors Deferral Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).
10.13†	Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on October 27, 2016 (No. 001-37935)).
10.14†
Employment Agreement between Acushnet Holdings Corp. and David E. Maher, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on March 7, 2018 (No. 001-37935 ).

10.15†	Acushnet Holdings Corp. Employee Deferral Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2018 (No. 001-37935)).
10.16
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
___________________________________
† Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
ITEM 16.            FORM 10‑K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUSHNET HOLDINGS CORP.

	By:	/s/ David Maher
		Name:	David Maher
Date: February 25, 2021		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Maher	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2021
David Maher

/s/ Thomas Pacheco	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021
Thomas Pacheco

*	Chairman	February 25, 2021
Yoon Soo Yoon

*	Director	February 25, 2021
Jennifer Estabrook

*	Director	February 25, 2021
Gregory Hewett

*	Director	February 25, 2021
Sean Sullivan

*	Director	February 25, 2021
Steven Tishman

*	Director	February 25, 2021
Walter Uihlein

*	Director	February 25, 2021
Keun Chang Yoon

*By:	/s/ Brendan Gibbons
	Name:	Brendan Gibbons
	Title:	Attorney In Fact

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Acushnet Holdings Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Acushnet Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
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
Accounting for Income Taxes
As described in Note 14 to the consolidated financial statements, the Company recorded income tax expense of $13.0M for the year ended December 31, 2020, and has net deferred tax assets of $76.2M, inclusive of a valuation allowance of $20.4M, and total gross unrecognized tax benefits, excluding related interest and penalties, of $7.8M as of December 31, 2020. As disclosed by management, the Company is subject to income tax in the U.S. and foreign jurisdictions. The use of significant judgments and estimates, as well as the interpretation and application of complex tax laws is required by management to determine its provision for income taxes.
The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are the significant judgments by management when interpreting and applying complex tax laws and regulations in determining the provision for income taxes; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the provision for income taxes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes. These procedures also included, among others, testing the income tax provision, including permanent and temporary differences, the effective tax rate reconciliation, and considering the Company’s compliance with tax laws.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 2021

We have served as the Company’s, or its predecessors’, auditor since at least 1976, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or its predecessors.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2020	December 31, 2019
Assets
Current assets
Cash, cash equivalents and restricted cash ($6,843 and $8,514 attributable to the variable interest entity ("VIE"))	$151,452	$34,184
Accounts receivable, net	201,518	215,428
Inventories ($13,830 and $11,958 attributable to the VIE)	357,682	398,368
Prepaid and other assets	89,155	94,838
Total current assets	799,807	742,818
Property, plant and equipment, net ($10,538 and $11,374 attributable to the VIE)	222,811	231,575
Goodwill ($32,312 and $32,312 attributable to the VIE)	215,186	214,056
Intangible assets, net	473,533	480,794
Deferred income taxes	80,060	70,541
Other assets ($2,239 and $2,517 attributable to the VIE)	75,158	77,265
Total assets	$1,866,555	$1,817,049
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$2,810	$54,123
Current portion of long-term debt	17,500	17,500
Accounts payable ($8,702 and $8,360 attributable to the VIE)	112,867	102,335
Accrued taxes	40,952	36,032
Accrued compensation and benefits ($1,454 and $3,542 attributable to the VIE)	82,290	72,465
Accrued expenses and other liabilities ($3,699 and $4,468 attributable to the VIE)	101,260	76,663
Total current liabilities	357,679	359,118
Long-term debt	313,619	330,701
Deferred income taxes	3,821	4,837
Accrued pension and other postretirement benefits	121,929	118,852
Other noncurrent liabilities ($2,261 and $5,202 attributable to the VIE)	52,128	51,908
Total liabilities	849,176	865,416
Commitments and contingencies (Note 22)
Redeemable noncontrolling interest	126	807
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,666,367 and 75,619,587 shares issued	76	76
Additional paid-in capital	925,385	910,507
Accumulated other comprehensive loss, net of tax	(96,182)	(112,028)
Retained earnings	199,776	151,039
Treasury stock, at cost; 1,671,754 and 1,183,966 shares (including 299,894 and 56,000 of accrued share repurchase) (Note 15)	(45,106)	(31,154)
Total equity attributable to Acushnet Holdings Corp.	983,949	918,440
Noncontrolling interests	33,304	32,386
Total shareholders' equity	1,017,253	950,826
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,866,555	$1,817,049

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share amounts)	2020	2019	2018
Net sales	$1,612,169	$1,681,357	$1,633,721
Cost of goods sold	782,333	809,122	791,370
Gross profit	829,836	872,235	842,351
Operating expenses:
Selling, general and administrative	610,603	627,503	611,883
Research and development	48,942	51,601	51,489
Intangible amortization	11,629	7,478	6,644
Restructuring charges	13,207	—	—
Income from operations	145,455	185,653	172,335
Interest expense, net (Note 18)	15,630	19,613	18,402
Other expense, net	16,776	875	3,629
Income before income taxes	113,049	165,165	150,304
Income tax expense	13,038	40,600	47,232
Net income	100,011	124,565	103,072
Less: Net income attributable to noncontrolling interests	(4,005)	(3,495)	(3,200)
Net income attributable to Acushnet Holdings Corp.	$96,006	$121,070	$99,872

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.29	$1.61	$1.34
Diluted	1.28	1.60	1.32
Weighted average number of common shares:
Basic	74,494,310	75,418,204	74,766,176
Diluted	75,060,610	75,759,605	75,472,342

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2020	2019	2018
Net income	$100,011	$124,565	$103,072
Other comprehensive income (loss):
Foreign currency translation adjustments	27,281	666	(11,971)
Cash flow derivative instruments
Unrealized holding (losses) gains arising during period	(6,823)	3,305	6,222
Reclassification adjustments included in net income	(2,220)	(7,476)	1,886
Tax benefit (expense)	2,495	909	(1,668)
Cash flow derivative instruments, net	(6,548)	(3,262)	6,440
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	(6,362)	(26,537)	5,690
Tax benefit (expense)	1,475	6,144	(1,375)
Pension and other postretirement benefits adjustments, net	(4,887)	(20,393)	4,315
Total other comprehensive income (loss)	15,846	(22,989)	(1,216)
Comprehensive income	115,857	101,576	101,856
Less: Comprehensive income attributable to noncontrolling interests	(4,243)	(3,577)	(3,114)
Comprehensive income attributable to Acushnet Holdings Corp.	$111,614	$97,999	$98,742

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities
Net income	$100,011	$124,565	$103,072
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	45,429	43,002	40,496
Unrealized foreign exchange (gains) losses	(1,893)	215	3,960
Amortization of debt issuance costs	1,218	1,884	1,409
Share-based compensation	16,016	10,975	18,563
(Gain) loss on disposals of property, plant and equipment	(38)	13	128
Deferred income taxes	(3,984)	8,474	15,541
Changes in operating assets and liabilities
Accounts receivable	22,744	(27,092)	571
Inventories	49,006	(25,168)	805
Accounts payable	9,952	10,851	(5,789)
Accrued taxes	2,708	2,655	4,311
Other assets and liabilities	23,256	(16,091)	(19,334)
Cash flows provided by operating activities	264,425	134,283	163,733
Cash flows from investing activities
Additions to property, plant and equipment	(24,675)	(32,956)	(32,801)
Business acquisitions, net of cash acquired	—	(28,104)	(16,902)
Cash flows used in investing activities	(24,675)	(61,060)	(49,703)
Cash flows from financing activities
(Repayments of) proceeds from short-term borrowings, net	(52,057)	54,115	(17,742)
Proceeds from term loan facility	—	350,000	—
Repayments of term loan facility	(17,500)	(330,469)	(21,094)
Repayments of delayed draw term loan A facility	—	(54,375)	(40,625)
Purchases of common stock	(6,976)	(29,352)	—
Debt issuance costs	(1,067)	(2,373)	(381)
Dividends paid on common stock	(46,065)	(43,490)	(39,057)
Dividends paid to noncontrolling interests	(4,426)	(3,354)	(7,350)
Payment of employee restricted stock tax withholdings	(496)	(11,030)	(2,634)
Cash flows used in financing activities	(128,587)	(70,328)	(128,883)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	6,105	275	(1,855)
Net increase (decrease) in cash, cash equivalents and restricted cash	117,268	3,170	(16,708)
Cash, cash equivalents and restricted cash, beginning of year	34,184	31,014	47,722
Cash, cash equivalents and restricted cash, end of year	$151,452	$34,184	$31,014
Supplemental information
Cash paid for interest to third parties	$14,985	$18,218	$18,344
Cash paid for income taxes	29,794	31,269	27,389
Non-cash additions to property, plant and equipment	1,562	2,820	2,568
Non-cash additions to right-of-use assets obtained in exchange for operating lease obligations	22,675	9,530	—
Non-cash additions to right-of-use assets obtained in exchange for finance lease obligations	427	289	—
Dividend equivalents rights ("DERs") declared not paid	1,221	775	882
Share repurchase liability (Note 15)	6,976	1,802	—
Non-cash loan to noncontrolling interest (Note 21)	—	4,392	—

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2017	74,479	$74	$894,727	$(81,691)	$8,199	$—	$821,309	$32,664	$853,973
Adoption of new accounting standards (Note 2)	—	—	—	(6,132)	4,631	—	(1,501)	—	(1,501)
Acquisitions (Note 21)	—	—	—	—	—	—	—	3,598	3,598
Net income	—	—	—	—	99,872	—	99,872	3,200	103,072
Other comprehensive loss	—	—	—	(1,216)	—	—	(1,216)	—	(1,216)
Share-based compensation	—	—	18,794	—	—	—	18,794	—	18,794
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 16)	281	1	(2,631)	—	—	—	(2,630)	—	(2,630)
Dividends and dividend equivalents declared	—	—	—	—	(39,756)	—	(39,756)	—	(39,756)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(7,350)	(7,350)
Balances as of December 31, 2018	74,760	75	910,890	(89,039)	72,946	—	894,872	32,112	926,984
Net income	—	—	—	—	121,070	—	121,070	3,628	124,698
Other comprehensive loss	—	—	—	(22,989)	—	—	(22,989)	—	(22,989)
Share-based compensation	—	—	10,647	—	—	—	10,647	—	10,647
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note16)	860	1	(11,030)	—	—	—	(11,029)	—	(11,029)
Purchases of common stock (Note 15)	—	—	—	—	—	(29,352)	(29,352)	—	(29,352)
Share repurchase liability (Note 15)	—	—	—	—	—	(1,802)	(1,802)	—	(1,802)
Dividends and dividend equivalents declared	—	—	—	—	(42,977)	—	(42,977)	—	(42,977)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(3,354)	(3,354)
Balances as of December 31, 2019	75,620	76	910,507	(112,028)	151,039	(31,154)	918,440	32,386	950,826
Net income	—	—	—	—	96,006	—	96,006	5,344	101,350
Other comprehensive income	—	—	—	15,846	—	—	15,846	—	15,846
Share-based compensation	—	—	15,363	—	—	—	15,363	—	15,363
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 16)	46	—	(485)	—	—	—	(485)	—	(485)
Purchases of common stock (Note 15)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Share repurchase liability (Note 15)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Dividends and dividend equivalents declared	—	—	—	—	(47,269)	—	(47,269)	—	(47,269)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(4,426)	(4,426)
Balances at December 31, 2020	75,666	$76	$925,385	$(96,182)	$199,776	$(45,106)	$983,949	$33,304	$1,017,253
The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Acushnet Holdings Corp. (the “Company”), headquartered in Fairhaven, Massachusetts, is the global leader in the design, development, manufacture and distribution of performance-driven golf products. The Company has established positions across all major golf equipment and golf wear categories under its globally recognized brands of Titleist, FootJoy, Scotty Cameron and Vokey Design. Acushnet products are sold primarily to on-course golf pro shops and select off-course golf specialty stores, sporting goods stores and other qualified retailers. The Company sells products primarily in the United States, Europe (primarily the United Kingdom, Germany, France, Sweden and Switzerland), Asia (primarily Japan, Korea, China and Singapore), Canada and Australia. Acushnet manufactures and sources its products principally in the United States, China, Thailand, the United Kingdom and Japan.
Acushnet Holdings Corp. was incorporated in Delaware on May 9, 2011 as Alexandria Holdings Corp., an entity owned by Fila Holdings Corp., formerly known as Fila Korea Co., Ltd., (“Fila”), a leading sport and leisure apparel and footwear company which is a public company listed on the Korea Exchange, and a consortium of investors (the “Financial Investors”). Acushnet Holdings Corp. acquired Acushnet Company, its operating subsidiary, from Beam Suntory, Inc. (at the time known as Fortune Brands, Inc.) (“Beam”) on July 29, 2011. On November 2, 2016, the Company completed an initial public offering at a public offering price of $17.00 per share. Following the pricing of the initial public offering, Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila, purchased from the Financial Investors shares of the Company’s common stock, resulting in Magnus holding a controlling ownership interest in the Company’s outstanding common stock.
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
Risks and Uncertainties
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”). Through the end of June 2020, the Company's business was significantly disrupted by the COVID-19 pandemic. In Asia, the Company's operations were impacted earlier in the year and were at varying stages of recovery at the end of June, with Korea nearly fully recovered while Japan and other markets continued to progress. In the United States and Europe, as a result of government-ordered shutdowns, most on-course retail pro shops and off-course retail partner locations were closed for some portion of March, most of April and part of May 2020. Also, as a result of these orders, the Company was forced to temporarily close or substantially limit its operations in its manufacturing facilities and distribution centers in the United States and Europe from the end of March until mid-May 2020. During this period, the Company was largely unable to manufacture or ship products in these regions and took steps to strengthen its financial position and balance sheet, bolster its liquidity position and provide additional financial flexibility, including by reducing discretionary spending, reducing capital expenditures, suspending its share repurchase program, and amending its credit agreement (see Note 10). The Company's manufacturing facilities and distribution centers were re-opened in mid-May 2020 with protocols designed to promote the health and safety of its associates in accordance with state and local government re-opening guidance. The protocols included reconfiguring the Company's manufacturing and distribution facilities to allow for social distancing, implementing stringent safety measures in all facilities, implementing work-from-home policies wherever possible and suspending non-critical business travel. By the end of June 2020, substantially all of the golf courses, on-course retail pro shops and off-course retail partner locations in the United States and Europe had re-opened and rounds of play have been strong since golf courses have reopened. The impact of the COVID-19 pandemic continues to evolve and remains highly uncertain including the duration and severity of the pandemic, additional government related shutdowns and a significant decrease in the current level of rounds of play and the related demand for golf-related products.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements, including: impairment of goodwill and indefinite-lived intangible assets; impairment of long-lived assets, including property, plant and equipment; the fair value and collectability of receivables and other financial assets; the valuation of inventory; the effectiveness of foreign exchange forward contracts designated as cash flow hedges and the credit quality of the financial institutions with which the Company enters into derivative contracts; continuing compliance with debt covenants related to the Company's credit facility; and the probability of achievement of the performance metrics related to the Company's performance stock units (“PSUs”). The primary impacts to the Company’s consolidated financial statements as of the year ended December 31, 2020 include the hedge de-designation of certain foreign exchange forward contracts deemed ineffective (Note 11) and an impairment loss related to goodwill recorded in connection with the KJUS acquisition (Note 8).
The impact of the COVID-19 pandemic continues to evolve, and both the full impact and duration of the COVID-19 pandemic remain highly uncertain. Accordingly, the Company's business, results of operations, financial position and cash flows could continue to be materially impacted in ways that the Company cannot currently predict.
Use of Estimates
The preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company has also made estimates related to the impact of the COVID-19 pandemic within its consolidated financial statements and there may be changes to those estimates in future periods. Actual results could differ from these estimates.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of December 31, 2020 and 2019. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Noncontrolling Interests and Redeemable Noncontrolling Interest
The ownership interests held by owners other than the Company in less than wholly-owned subsidiaries are classified as noncontrolling interests. Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The financial results and position of the noncontrolling interests are included in their entirety in the Company’s consolidated financial statements. The value attributable to the noncontrolling interests is presented on the consolidated balance sheets, separately from the equity attributable to the Company. The value attributable to the redeemable noncontrolling interest and the related loan to the minority shareholders, which is recorded as a reduction to redeemable noncontrolling interest, is presented in the consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders included in temporary equity on the consolidated balance sheets was $4.4 million as of both December 31, 2020 and 2019. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are presented separately on the consolidated statements of operations and consolidated statements of comprehensive income, respectively.

Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of December 31, 2020 and 2019, the amount of restricted cash included in cash, cash equivalents and restricted cash on the consolidated balance sheets was $2.0 million. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. As of December 31, 2020 and 2019, book overdrafts in the amount of $4.4 million and $2.4 million, respectively, were recorded in accounts payable.
Concentration of Credit Risk and of Significant Customers
Financial instruments that potentially expose the Company to concentration of credit risk are cash and accounts receivable. Substantially all of the Company's cash deposits are maintained at large, creditworthy financial institutions. The Company's deposits, at times, may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. As of December 31, 2020 and 2019, the Company had $83.8 million and $30.0 million, respectively, in banks located outside the United States. The risk with respect to the Company's accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business.
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
Fair Value Measurements
Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

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
To calculate the U.S. pension and postretirement benefit plan expense in 2020, 2019 and 2018, the Company applied the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for the benefit payments in order to calculate interest cost and service cost. See Note 13 for additional information.
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
The Company records liabilities for uncertain income tax positions based on the two step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. In future periods, changes in facts, circumstances, and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in income tax expense and liability in the period in which such changes occur. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations.
Beam has indemnified certain tax obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company (Note 22). These estimated tax obligations are recorded in accrued taxes and other noncurrent liabilities, and the related indemnification receivable is recorded in other assets on the consolidated balance sheet. Any changes in the value of these specifically identified tax obligations are recorded in the period identified in income tax expense and the related change in the indemnification asset is recorded in other expense, net on the consolidated statements of operations. See Note 14 for additional information.

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
Advertising and Promotion
Advertising and promotional costs are included in selling, general and administrative expense on the consolidated statement of operations and include product endorsement arrangements with members of the various professional golf tours, media placement and production costs (television, print and internet), tour support expenses and point-of-sale materials. Advertising production costs are expensed as incurred. Media placement costs are expensed in the month the advertising first appears. Product endorsement arrangements are expensed based upon the specific provisions of player contracts. Advertising and promotional expense was $162.1 million, $193.5 million and $192.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Selling
Selling expenses including field sales, sales administration and shipping and handling costs are included in selling, general and administrative expense on the consolidated statements of operations. Shipping and handling costs included in selling expenses were $35.3 million, $36.7 million and $34.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Research and Development
Research and development expenses include product development, product improvement, product engineering, and process improvement costs and are expensed as incurred.
Foreign Currency Translation and Transactions
Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rates of exchange for the reporting period. The related translation adjustments are recorded as a component of accumulated other comprehensive loss, net of tax. Transactions denominated in a currency other than functional currency are re-measured into functional currency with resulting transaction gains or losses recorded as selling, general and administrative expense on the consolidated statements of operations. Foreign currency transaction gains (losses) included in selling, general and administrative expense was a gain of $3.9 million, a loss of $0.5 million and a loss of $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
Share-based Compensation
The Company has a share-based compensation plan for members of the Board of Directors, officers, employees, consultants and advisors of the Company. All awards granted under the plan are measured at fair value at the date of the grant. The estimated fair value is determined based on the closing price of the Company's common stock, generally on the award date, multiplied by the number of shares per the stock award. The Company issues share-based awards with service-based vesting conditions and performance-based vesting conditions. Awards with service-based vesting conditions are amortized as expense over the requisite service period of the award, which is generally the vesting period of the respective award. For awards with performance-based vesting conditions, the measurement of the expense is based on the Company’s performance against specified metrics as defined in the applicable award agreements. The Company accounts for forfeitures in compensation expense when they occur. See Note 16 for additional information.
Recently Adopted Accounting Standards
Defined Benefit Plans—Changes to the Disclosure Requirements for Defined Benefit Plans
On December 31, 2020, the Company adopted Accounting Standards Update ("ASU") 2018-14, "Compensation —Retirement Benefits —Defined Benefit Plans —General (Subtopic 715-20) —Disclosure Framework —Changes to the Disclosure Requirements for Defined Benefit Plans" ("ASU 2018-14"). The amendments in this update remove defined benefit plan disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The adoption of this standard did not have a material impact on the consolidated financial statements.
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
Financial Instruments —Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The CECL methodology requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables. The only financial assets held by the Company that are subject to evaluation under the CECL model are trade receivables. The Company adopted ASU 2016-13 using the modified retrospective method. The adoption of this standard did not have an impact on the carrying value of trade receivables. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

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
The lease classification affects the expense recognition in the consolidated statement of operations. Operating lease expense consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term in the consolidated statement of operations. Finance lease charges are split, where amortization of the right-of-use asset is recorded as depreciation and amortization expense and an implied interest component is recorded in interest expense, net. Variable lease costs are expensed as incurred and include maintenance costs, real estate taxes and property insurance. The expense recognition for operating leases and finance leases under ASC 842 is consistent with previous guidance. As a result, there is no impact on the results of operations presented in the Company's consolidated statements of operations and consolidated statements of comprehensive income for the periods presented as a result of the adoption of ASC 842.
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
Revenue
On January 1, 2018, the Company adopted ASC Topic 606, Revenue ("ASC 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company recorded a net reduction to opening retained earnings of $1.6 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to a promotional holiday program. The adoption of ASC 606 did not have any other material impacts to the financial statements.
Comprehensive Income
During 2018, the Company early adopted ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220)” ("ASU 2018-02") under the aggregate portfolio approach. ASU 2018-02 allows for reclassification of stranded tax effects on items resulting from the 2017 Tax Act from accumulated other comprehensive loss, net of tax to retained earnings. Certain tax effects become stranded in accumulated other comprehensive income when deferred tax balances originally recorded at the historical income tax rate are adjusted in income from continuing operations based on a lower newly enacted income tax rate. As a result of the adoption, the Company reclassified the stranded income tax effects resulting from the 2017 Tax Act, decreasing accumulated other comprehensive loss, net of tax by $4.1 million with a corresponding increase to retained earnings. The reclassification was primarily comprised of amounts relating to available-for-sale securities, pension, postretirement benefit plan obligations and currency translation matters.
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
3. Revenue
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
The Company reduces revenue by the amount of expected returns and records a corresponding refund liability in accrued expenses and other liabilities. The Company accounts for the right of return as variable consideration and recognizes a refund liability for the amount of consideration that it estimates will be refunded to customers. In addition, the Company recognizes an asset for the right to recover returned products in prepaid and other assets on the consolidated balance sheets. Sales returns are estimated based upon historical rates of product returns, current economic trends and changes in customer demands as well as specific identification of outstanding returns. The refund liability for expected returns was $11.5 million and $10.2 million as of December 31, 2020 and 2019, respectively. The value of inventory expected to be recovered related to sales returns was $6.3 million and $6.1 million as of December 31, 2020 and 2019, respectively.
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
Lease costs recognized on the consolidated statements of operations were as follows:

(in thousands)		Year ended December 31,
Lease costs	Location in Statement of Operations	2020	2019
Operating	Cost of goods sold	$2,640	$2,361
	Selling, general and administrative	12,057	11,775
	Research and development	854	773

Finance
Amortization of lease assets	Selling, general and administrative	108	8
Interest on lease liabilities	Interest expense, net	22	2

Short-term and low value lease cost		1,148	1,011
Variable lease cost		1,496	1,327
Total lease cost		$18,325	$17,257
Total rental expense for all operating leases amounted to $15.7 million for the year ended December 31, 2018.
Supplemental balance sheet information related to the Company's leases is as follows:

(in thousands)	Balance Sheet Location	December 31, 2020	December 31, 2019
Right-of-use assets
Finance	Property, plant and equipment, net	$601	$281
Operating	Other assets	53,891	44,407
	Total lease assets	$54,492	$44,688

Lease liabilities
Finance	Accrued expenses and other liabilities	$119	$8
Operating	Accrued expenses and other liabilities	14,316	11,336
Finance	Long-term debt	482	273
Operating	Other noncurrent liabilities	40,992	34,137
	Total lease liabilities	$55,909	$45,754
The weighted average remaining lease term and the weighted average discount rate for leases is as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years):
Operating	5.9	5.8
Finance	5.0	5.9
Weighted average discount rate:
Operating	2.94%	3.42%
Finance	3.66%	4.18%

The following table reconciles the undiscounted cash flows for leases as of December 31, 2020 to lease liabilities recorded on the consolidated balance sheet:

	Operating	Finance
(in thousands)	Leases	Leases	Total
2021	$15,263	$139	$15,402
2022	11,273	135	11,408
2023	7,615	131	7,746
2024	6,636	127	6,763
2025	5,882	114	5,996
Thereafter	13,972	11	13,983
Total future lease payments	60,641	657	61,298
Less: Interest	(5,333)	(56)	(5,389)
Present value of lease liabilities	$55,308	$601	$55,909

Accrued expenses and other liabilities	$14,316	$119	$14,435
Long-term debt	—	482	482
Other noncurrent liabilities	40,992	—	40,992
Total lease liabilities	$55,308	$601	$55,909
Supplemental cash flow information related to the Company's leases are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15,402	$14,804
Operating cash flows for finance leases	22	2
Financing cash flows for finance leases	107	8
5. Allowance for Doubtful Accounts
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current and forecasted economic conditions (including the impact of the COVID-19 pandemic) which could affect the collectability of the reported amounts. All of these factors have been considered in the estimate of expected credit losses as of December 31, 2020.
The activity related to the allowance for doubtful accounts was as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Balance at beginning of year	$5,338	$7,272	$9,975
Bad debt expense	2,556	573	(583)
Amount of receivables written off	(572)	(2,706)	(1,873)
Foreign currency translation and other	376	199	(247)
Balance at end of year	$7,698	$5,338	$7,272
6. Inventories
The components of inventories were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Raw materials and supplies	$74,302	$87,675
Work-in-process	22,913	22,024
Finished goods	260,467	288,669
Inventories	$357,682	$398,368

7. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Land	$14,622	$14,551
Buildings and improvements	151,453	146,727
Machinery and equipment	181,955	171,230
Furniture, computers and equipment	45,070	40,143
Computer software	77,791	70,458
Construction in progress	19,844	25,044
Property, plant and equipment, gross	490,735	468,153
Accumulated depreciation and amortization	(267,924)	(236,578)
Property, plant and equipment, net	$222,811	$231,575
During the years ended December 31, 2020, 2019 and 2018, software development costs of $8.9 million, $11.8 million and $4.1 million were capitalized. Capitalized software development costs as of December 31, 2020, 2019 and 2018 consisted of software placed into service of $7.2 million, $7.2 million and $1.7 million, respectively, and amounts recorded in construction in progress of $1.7 million, $4.6 million and $2.4 million, respectively. Amortization expense on capitalized software development costs was $7.1 million, $6.6 million and $6.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Total depreciation and amortization expense related to property, plant and equipment was $33.8 million, $32.4 million and $32.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
8. Goodwill and Identifiable Intangible Assets, Net
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill were as follows:

(in thousands)	Titleist Golf Balls	Titleist Golf Clubs	Titleist Golf Gear	FootJoy Golf Wear	Other	Total
Balances at December 31, 2018	$126,195	$57,152	$13,866	$3,613	$8,845	$209,671
Acquisitions (Note 21)	—	—	—	—	4,749	4,749
Foreign currency translation	(214)	(104)	(25)	(5)	(16)	(364)
Balances at December 31, 2019	125,981	57,048	13,841	3,608	13,578	214,056
Impairment	—	—	—	—	(3,800)	(3,800)
Foreign currency translation	2,766	1,343	326	60	435	4,930
Balances at December 31, 2020	$128,747	$58,391	$14,167	$3,668	$10,213	$215,186

During the fourth quarter of 2020, the Company recognized a goodwill impairment loss of $3.8 million related to KJUS. This impairment loss was included in intangible amortization on the consolidated statements of operations and depreciation and amortization on the consolidated statements of cash flows. There were no other impairment losses recorded to goodwill during the years ended December 31, 2020, 2019 and 2018.
As of December 31, 2020, the cumulative balance of goodwill impairment recorded was $3.8 million, all of which was recognized during the year ended December 31, 2020 and is included in the carrying amount of the goodwill allocated to Other.

The net carrying value by class of identifiable intangible assets was as follows:

	December 31, 2020			December 31, 2019
(in thousands)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trademarks	$429,051	$—	$429,051	$429,051	$—	$429,051
Amortizing:
Trademarks	5,577	(1,174)	4,403	5,503	(492)	5,011
Completed technology	74,743	(51,455)	23,288	74,715	(46,370)	28,345
Customer relationships	27,892	(11,242)	16,650	27,127	(8,923)	18,204
Licensing fees and other	32,702	(32,561)	141	32,666	(32,483)	183
Total intangible assets	$569,965	$(96,432)	$473,533	$569,062	$(88,268)	$480,794
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
Identifiable intangible asset amortization expense was $7.8 million, $7.5 million and $8.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which $1.4 million associated with certain licensing fees was included in cost of goods sold for the year ended December 31, 2018.
There were no impairment losses recorded to indefinite-lived intangible assets during the years ended December 31, 2020, 2019 and 2018.
Identifiable intangible asset amortization expense for each of the next five fiscal years and beyond is expected to be as follows:

(in thousands)
Year ending December 31,
2021	$7,907
2022	7,907
2023	7,907
2024	7,887
2025	5,761
Thereafter	7,113
Total	$44,482
9. Product Warranty
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Balance at beginning of year	$4,048	$3,331	$3,823
Provision	4,199	6,863	5,909
Claims paid/costs incurred	(4,589)	(6,481)	(6,315)
Foreign currency translation and other	173	335	(86)
Balance at end of year	$3,831	$4,048	$3,331

10. Debt and Financing Arrangements
The Company’s debt and finance lease obligations were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Term loan facility	$332,500	$350,000
Revolving credit facility	—	50,321
Other short-term borrowings	2,810	3,802
Finance lease obligations	482	273
Debt issuance costs	(1,863)	(2,072)
Total	333,929	402,324
Less: short-term debt and current portion of long-term debt	20,310	71,623
Total long-term debt and finance lease obligations	$313,619	$330,701
The debt issuance costs of $1.9 million and $2.1 million as of December 31, 2020 and 2019 relates to the term loan facility.
Credit Agreement
On December 23, 2019, the Company entered into an amended and restated credit agreement (the “credit agreement”) arranged by Wells Fargo Bank, National Association (“Wells Fargo”) to amend various terms of the Company’s credit agreement dated as of April 27, 2016, as amended, for its senior secured credit facilities with Wells Fargo, as administrative agent, and the other lenders and agents party thereto (the “senior secured credit facility”). The credit agreement, together with related security, guarantee and other agreements, is referred to as the “credit facility.”
The credit facility provides for (x) a $350.0 million term loan facility maturing December 23, 2024 and (y) a $400.0 million revolving credit facility maturing December 23, 2024, including a $50.0 million letter of credit sublimit, a $50.0 million swing line sublimit, a C$50.0 million sublimit available for revolving credit borrowings by Acushnet Canada Inc., a £45.0 million sublimit available for revolving credit borrowings by Acushnet Europe Ltd. and a $200.0 million sublimit for borrowings in Canadian dollars, euros, pounds sterling, Japanese yen and other currencies agreed to by the lenders under the revolving credit facility. The revolving credit facility and term loan facility are collateralized by certain assets, including inventory, accounts receivable, fixed assets and intangible assets of the Company.
The Company has the right under the credit facility to request additional term loans and/or increases to the revolving credit facility in an aggregate principal amount not to exceed (i) $225.0 million plus (ii) an unlimited amount so long as the Net Average Secured Leverage Ratio (as defined in the credit agreement) does not exceed 2.25:1.00 on a pro forma basis. The lenders under the credit facility will not be under any obligation to provide any such additional term loans or increases to the revolving credit facility, and the incurrence of any additional term loans or increases to the revolving credit facility is subject to customary conditions precedent.
Borrowings under the credit facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) a Eurodollar Rate, subject to certain adjustments, plus 1.00% or (b) a Eurodollar Rate (or, in the case of Canadian borrowings, a Canadian Dollar Offered Rate), subject to certain adjustments, in each case, plus an applicable margin. Under the credit agreement, the applicable margin is 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurodollar rate or Canadian Dollar Offered Rate borrowings, in each case, depending on the net average total leverage ratio (as defined in the credit agreement). In addition, the Company is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. Under the credit agreement, the commitment fee rate payable in respect of unused portions of the revolving credit facility is 0.15% to 0.30% per annum, depending on the net average total leverage ratio. The initial commitment fee rate is 0.20% per annum. The Company is also required to pay customary letter of credit fees.
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

    The credit agreement requires the Company to prepay outstanding term loans, subject to certain exceptions, with:
•100% of the net cash proceeds of all non‑ordinary course asset sales or other dispositions of property by the Company and its restricted subsidiaries (including insurance and condemnation proceeds, subject to de minimis thresholds), (1) if the Company does not reinvest those net cash proceeds in assets to be used in its business or to make certain other permitted investments, within 12 months of the receipt of such net cash proceeds or (2) if the Company commits to reinvest such net cash proceeds within 12 months of the receipt thereof, but does not reinvest such net cash proceeds within 18 months of the receipt thereof; and
•100% of the net proceeds of any issuance or incurrence of debt by the Company or any of its restricted subsidiaries, other than debt permitted under the credit agreement.
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
The maximum net average total leverage ratio under the credit facility is 3.50 to 1.00, which is subject to increase to 3.75 to 1.00 in connection with certain acquisitions, and the minimum consolidated interest coverage ratio (as defined in the credit agreement) is 3.00 to 1.00.
    The initial net proceeds from the credit facility were used to repay all of the outstanding debt under the Company's previously existing senior secured credit facility, as well as payments of accrued interest and closing fees. Immediately prior to repayment, the aggregate amounts outstanding were approximately $309.4 million, $48.8 million and $44.0 million related to the term loan A facility, delayed draw term loan A facility and revolving credit facility, respectively. In connection with amending its credit agreement, the Company incurred fees and expenses of approximately $2.7 million, of which approximately $2.3 million was capitalized as debt issuance costs included in other assets and long-term debt on the consolidated balance sheet. The remaining $0.4 million was included in interest expense, net for the year ended December 31, 2019. In addition, the redemption of the previously existing senior secured credit facility resulted in interest expense, net of approximately $0.4 million for the year ended December 31, 2019.
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
In connection with amending its credit agreement, the Company incurred fees and expenses of approximately $1.1 million, of which approximately $0.8 million was capitalized as debt issuance costs included in other assets and long-term debt on the consolidated balance sheet. The remaining $0.3 million was included in interest expense, net on the consolidated statement of operations.
    The interest rate applicable to the term loan facility as of December 31, 2020 and 2019 was 2.00% and 3.04%, respectively. There were no outstanding borrowings under the revolving credit facility as of December 31, 2020. The weighted average interest rate applicable to the outstanding borrowings under the revolving credit facility was 3.54% as of December 31, 2019.
As of December 31, 2020, the Company had available borrowings under its revolving credit facility of $392.2 million after giving effect to $7.8 million of outstanding letters of credit.
Debt Covenants
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
As of December 31, 2020, the Company was in compliance with all covenants under the credit agreement.
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
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. The weighted average interest rate applicable to the outstanding borrowings was 2.00% and 2.29% as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had available borrowings remaining under these local credit facilities of $58.7 million.
Letters of Credit
As of December 31, 2020, there were outstanding letters of credit related to agreements, including the Company's credit facility, totaling $11.7 million of which $8.3 million was secured. As of December 31, 2019, there were outstanding letters of credit related to agreements, including the Company's credit facility, totaling $14.8 million of which $11.6 million was secured. These agreements provided a maximum commitment for letters of credit of $53.9 million and $59.8 million as of December 31, 2020 and 2019, respectively.

Payments of Debt Obligations due by Period
As of December 31, 2020, principal payments due on outstanding long-term debt obligations were as follows:

(in thousands)
Year ending December 31,
2021	$17,500
2022	17,500
2023	17,500
2024	280,000
Total	$332,500
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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of December 31, 2020 and 2019 was $248.1 million and $287.9 million, respectively.
As a result of the impact of the COVID-19 pandemic, during the year ended December 31, 2020 , the Company de-designated certain foreign exchange cash flow hedges deemed ineffective, none of which were outstanding as of December 31, 2020. See Note 2 for further discussion on the Company's evaluation and response to the COVID-19 pandemic.
The Company also enters into foreign exchange forward contracts, which do not qualify as hedging instruments, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2020 and 2019.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. The interest rate swap contracts are accounted for as cash flow hedges. As of December 31, 2020 and 2019, the notional value of the Company's outstanding interest rate swap contracts was $140.0 million and $160.0 million, respectively.

Impact on Financial Statements
The fair value of hedge instruments recognized on the consolidated balance sheets was as follows:

(in thousands)		December 31, 2020	December 31, 2019
Balance Sheet Location	Hedge Instrument Type
Prepaid and other assets	Foreign exchange forward	$1,166	$4,549
Other assets	Foreign exchange forward	30	1,109
Accrued expenses and other liabilities	Foreign exchange forward	6,400	2,561
	Interest rate swap	1,571	1,862
Other noncurrent liabilities	Foreign exchange forward	985	115
	Interest rate swap	—	789
The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Type of hedge
Foreign exchange forward	$(4,591)	$5,490	$8,148
Interest rate swap	(2,232)	(2,185)	(1,926)
	$(6,823)	$3,305	$6,222
Based on the current valuation, during the next 12 months the Company expects to reclassify a net loss of $4.5 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax into cost of goods sold and a net loss of $1.6 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 17.
    The hedge instrument gain (loss) recognized on the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Location of gain (loss) in statement of operations
Foreign exchange forward:
Cost of goods sold	$5,044	$8,465	$(1,410)
Selling, general and administrative (1)(2)	(2,205)	204	1,665
Total	$2,839	$8,669	$255

Interest Rate Swap:
Interest expense, net	$(3,318)	$(989)	$(476)
Total	$(3,318)	$(989)	$(476)
_________________________________
(1)    Relates to gains (losses) on foreign exchange forward contracts derived from previously designated cash flow hedges.
(2)    Selling, general and administrative expense for the year ended December 31, 2020 excludes net gains of $0.5 million reclassified out of accumulated other comprehensive loss, net of tax related to hedges deemed ineffective.
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

12. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 were as follows:

	Fair Value Measurements as of
	December 31, 2020 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,160	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	1,166	—	Prepaid and other assets
Deferred compensation program assets	802	—	—	Other assets
Foreign exchange derivative instruments	—	30	—	Other assets
Total assets	$5,962	$1,196	$—
Liabilities
Foreign exchange derivative instruments	$—	$6,400	$—	Accrued expenses and other liabilities
Interest rate derivative instrument	—	1,571	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	802	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	985	—	Other noncurrent liabilities
Total liabilities	$802	$8,956	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows:

	Fair Value Measurements as of
	December 31, 2019 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$6,070	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	4,549	—	Prepaid and other assets
Deferred compensation program assets	870	—	—	Other assets
Foreign exchange derivative instruments	—	1,109	—	Other assets
Total assets	$6,940	$5,658	$—
Liabilities
Foreign exchange derivative instruments	$—	$2,561	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1,862	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	870	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	115	—	Other noncurrent liabilities
Interest rate derivative instruments	—	789	—	Other noncurrent liabilities
Total liabilities	$870	$5,327	$—
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
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to limit currency risk that would otherwise result from changes in foreign exchange rates (Note 11). The Company uses the mid‑price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.
Interest rate derivative instruments are interest rate swap contracts used to reduce interest rate risk related to the Company's floating rate debt (Note 11). The valuation for the interest rate swap is calculated as the net of the discounted future cash flows of the pay and receive legs of the swap. Mid-market interest rates on the valuation date are used to create the forward curve for floating legs and discount curve.

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
The following table presents the change in benefit obligation, change in plan assets and funded status for the Company's defined benefit and postretirement benefit plans for the year ended December 31, 2020:

(in thousands)	Pension Benefits (Underfunded)	Pension Benefits (Overfunded)	Postretirement Benefits
Change in projected benefit obligation ("PBO")
Benefit obligation at December 31, 2019	$312,540	$29,089	$16,825
Service cost	9,504	—	600
Interest cost	8,866	583	432
Actuarial loss	33,074	5,436	2,710
Settlements	(34,005)	—	—
Participants’ contributions	—	—	499
Benefit payments	(3,560)	(722)	(1,789)
Foreign currency translation	793	1,440	—
Projected benefit obligation at December 31, 2020	327,212	35,826	19,277
Accumulated benefit obligation at December 31, 2020	293,070	34,299	19,277
Change in plan assets
Fair value of plan assets at December 31, 2019	204,349	42,955	—
Return on plan assets	30,541	4,130	—
Employer contributions	22,816	—	1,290
Participants’ contributions	—	—	499
Settlements	(34,005)	—	—
Benefit payments	(3,560)	(722)	(1,789)
Foreign currency translation	129	1,892	—
Fair value of plan assets at December 31, 2020	220,270	48,255	—
Funded status (fair value of plan assets less PBO)	$(106,942)	$12,429	$(19,277)

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
Significant changes in the underfunded defined benefit PBO for the years ended December 31, 2020 and 2019 are primarily driven by changes in the U.S. defined benefit plans. The change in the U.S. defined benefit plan PBO for the year ended December 31, 2020 includes a $22.9 million actuarial loss attributable to the change in discount rates, a $14.0 million loss attributable to decreases in lump sum interest rates and a $3.3 million actuarial gain attributable to a reduction in the salary scale. The change in the U.S. defined benefit plan PBO for the year ended December 31, 2019 includes a $33.6 million actuarial loss attributable to the change in discount rates, a $15.9 million actuarial loss attributable to decreases in lump sum interest rates and an experience gain of $3.4 million.
The Company had one overfunded defined benefit plan for the years ended December 31, 2020 and 2019. Significant changes in the overfunded defined benefit PBO for the year ended December 31, 2020 include a $3.6 million actuarial loss attributable to the change in discount rates and a $1.7 million actuarial loss attributable to the increase in inflation assumption. Significant changes in the overfunded defined benefit PBO for the year ended December 31, 2019 include a $3.7 million actuarial loss attributable to the change in discount rates and a $0.8 million actuarial gain attributable to the decrease in inflation assumption.
The change in the postretirement benefit plan PBO for the year ended December 31, 2020 includes a $1.4 million actuarial loss attributable to the change in discount rates and a $1.0 million loss due to plan experience different than anticipated. The change in the postretirement benefit plan PBO for the year ended December 31, 2019 includes a $2.2 million actuarial loss attributable to the change in discount rates.

The amount of pension and postretirement assets and liabilities recognized on the consolidated balance sheets was as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
(in thousands)	2020	2019	2020	2019
Other assets	$12,429	$13,866	$—	$—
Accrued compensation and benefits	(3,024)	(5,357)	(1,266)	(807)
Accrued pension and other postretirement benefits	(103,918)	(102,834)	(18,011)	(16,018)
Net liability recognized	$(94,513)	$(94,325)	$(19,277)	$(16,825)
The amounts in accumulated other comprehensive loss, net of tax on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2020	2019	2018	2020	2019	2018
Net actuarial (loss) gain at beginning of year	$(61,801)	$(39,125)	$(44,892)	$8,454	$12,315	$12,392
Actuarial (loss) gain	(14,835)	(27,123)	(882)	(2,710)	(2,288)	1,600
Prior service cost	—	(1,464)	(285)	—	—	—
Curtailment impact	—	—	(97)	—	—	—
Settlement impact	7,157	4,324	4,982	—	—	—
Amortization of actuarial loss (gain)	5,221	1,530	1,687	(967)	(1,436)	(1,540)
Amortization of prior service cost (credit)	280	247	175	(137)	(137)	(137)
Foreign currency translation	(371)	(190)	187	—	—	—
Net actuarial (loss) gain at end of year	$(64,349)	$(61,801)	$(39,125)	$4,640	$8,454	$12,315
Net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost
Service cost	$9,504	$8,839	$9,067	$600	$574	$657
Interest cost	9,449	10,937	11,897	432	557	490
Expected return on plan assets	(10,996)	(12,987)	(13,041)	—	—	—
Curtailment income	—	(118)	(97)	—	—	—
Settlement expense	7,157	4,324	4,982	—	—	—
Amortization of net loss (gain)	5,221	1,530	1,687	(967)	(1,436)	(1,540)
Amortization of prior service cost (credit)	280	247	175	(137)	(137)	(137)
Net periodic benefit cost (credit)	$20,615	$12,772	$14,670	$(72)	$(442)	$(530)
The non-service cost components of net periodic benefit cost (credit) are included in other expense, net in the consolidated statement of operations (Note 18).
The weighted average assumptions used to determine benefit obligations at December 31, 2020 and 2019 were as follows:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Discount rate	2.66%	3.24%	2.34%	3.12%
Rate of compensation increase	3.56%	3.97%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.24%	4.25%	3.62%	3.12%	4.27%	3.61%
Expected long-term rate of return on plan assets	5.01%	5.84%	5.77%	N/A	N/A	N/A
Rate of compensation increase	3.97%	4.00%	4.01%	N/A	N/A	N/A
The assumed healthcare cost trend rates used to determine benefit obligations and net periodic benefit credit for postretirement benefits as of and for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Healthcare cost trend rate assumed for next year	5.81%/7.88%	6.03%/8.44%	6.25%/9.00%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2027	2027
Plan Assets
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2020 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Individual securities
Fixed income	$1,668	$—	$1,668	$—
Commingled funds
Measured at net asset value	266,857	—	—	—
	$268,525	$—	$1,668	$—
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2019 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Individual securities
Fixed income	$1,682	$—	$1,682	$—
Commingled funds
Measured at net asset value	245,622	—	—	—
	$247,304	$—	$1,682	$—
Pension assets include fixed income securities and commingled funds. Fixed income securities are valued at daily closing prices or institutional mid-evaluation prices provided by independent industry-recognized pricing sources. Commingled funds are not traded in active markets with quoted prices and as a result, are valued using the net asset values provided by the administrator of the fund. The investments underlying the net asset values are based on quoted prices traded in active markets. In accordance with ASU 2015-7, Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), the Company has elected the practical expedient to exclude assets measured at net asset value from the fair value hierarchy.
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

Master trusts were established to hold the assets of the Company's U.S. defined benefit plan. During the year ended December 31, 2020, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 55% to 75% and a liability-hedging investment allocation of 25% to 45%. During the year ended December 31, 2019, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 57% to 72% and a liability-hedging investment allocation of 28% to 43%. Return-seeking investments include equities, real estate, high yield bonds and other instruments. Liability-hedging investments include assets such as corporate and government fixed income securities.
The Company's future expected blended long-term rate of return on plan assets of 4.28% is determined based on long-term historical performance of plan assets, current asset allocation, and projected long-term rates of return.
Estimated Contributions
The Company expects to make pension contributions of approximately $18.3 million during 2021 based on current assumptions as of December 31, 2020.
Estimated Future Retirement Benefit Payments
The following retirement benefit payments, which reflect expected future service, are expected to be paid as follows:

(in thousands)	Pension Benefits	Postretirement Benefits
Year ending December 31,
2021	$22,435	$1,266
2022	23,891	1,358
2023	25,062	1,348
2024	27,992	1,402
2025	28,366	1,438
Thereafter	135,271	6,915
	$263,017	$13,727
The estimated future retirement benefit payments noted above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.
International Plans
Pension coverage for certain eligible employees of the Company's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit pension plans. The international defined benefit pension plans are included in the tables above. As of December 31, 2020 and 2019, the international pension plans had total projected benefit obligations of $55.9 million and $48.8 million, respectively, and fair values of plan assets of $50.4 million and $45.1 million, respectively. The majority of the plan assets are invested in equity securities. The net periodic benefit cost related to international plans was $1.8 million, $0.9 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Defined Contribution Plans
The Company sponsors a number of defined contribution plans and company contributions related to these plans are determined under various formulas. Company contributions to defined contribution plans amounted to $13.7 million, $16.3 million and $16.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
14. Income Taxes
The components of income before income taxes were as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Domestic operations	$16,711	$70,632	$54,003
Foreign operations	96,338	94,533	96,301
Income before income taxes	$113,049	$165,165	$150,304

Income tax expense (benefit) was as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Current expense (benefit)
United States	$(7,456)	$1,121	$1,795
Foreign	24,478	31,005	29,896
Current income tax expense	17,022	32,126	31,691
Deferred expense (benefit)
United States	(3,777)	9,539	16,222
Foreign	(207)	(1,065)	(681)
Deferred income tax expense (benefit)	(3,984)	8,474	15,541
Total income tax expense	$13,038	$40,600	$47,232
The following table represents a reconciliation of income taxes computed at the federal statutory income tax rate of 21% to income tax expense as reported:

	Year ended December 31,
(in thousands)	2020	2019	2018
Income tax expense computed at federal statutory income tax rate	$23,740	$34,685	$31,564
Foreign taxes, net of credits	(6,676)	714	13,316
Impact of the 2017 Tax Act	—	—	10,801
Net adjustments for uncertain tax positions	(8,123)	799	771
State and local taxes	264	1,832	2,349
Nondeductible expenses	4,069	1,179	962
Valuation allowance	1,980	2,882	(10,038)
Tax credits	(2,526)	(607)	(2,800)
Miscellaneous other, net	310	(884)	307
Income tax expense as reported	$13,038	$40,600	$47,232
Effective income tax rate	11.5%	24.6%	31.4%
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
The Company has determined that its undistributed earnings for most of its foreign subsidiaries are not permanently reinvested. The Company has provided for withholding taxes on all unremitted earnings that are not permanently reinvested, as required.

The components of net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets
Compensation and benefits	$16,418	$13,208
Share-based compensation	5,576	2,682
Pension and other postretirement benefits	23,234	24,260
Inventories	19,021	15,379
R&D capitalization	18,945	12,925
Lease liability	14,113	9,669
Partnership investment	282	223
Transaction costs	1,159	1,365
Nondeductible accruals and reserves	9,238	6,907
Miscellaneous	929	2,802
Foreign exchange derivative instruments	1,701	—
Net operating loss and other tax carryforwards	80,564	80,360
Gross deferred tax assets	191,180	169,780
Valuation allowance	(20,404)	(18,424)
Total deferred tax assets	170,776	151,356
Deferred tax liabilities
Property, plant and equipment	(6,068)	(6,687)
Identifiable intangible assets	(67,505)	(62,349)
Right-of-use assets	(13,646)	(9,407)
Tax on unremitted earnings	(5,812)	(5,774)
Foreign exchange derivative instruments	—	(154)
Miscellaneous	(1,506)	(1,281)
Total deferred tax liabilities	(94,537)	(85,652)
Net deferred tax asset	$76,239	$65,704
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
As of December 31, 2020 and 2019, the Company had state net operating loss (“NOL”) carryforwards of $120.5 million and $141.3 million, respectively. These NOL carryforwards will begin to expire in 2022. As of December 31, 2020 and 2019, the Company had foreign tax credit carryforwards of $55.2 million and $55.0 million, respectively. These foreign tax credits will begin to expire in 2022. As of December 31, 2020 and 2019, the Company had U.S. general business credit carryforwards of $19.3 million and $16.9 million, respectively. These credits will begin to expire in 2031. As of December 31, 2020 and 2019, the Company had state research tax credits of $8.4 million and $8.2 million, respectively. These credits will begin to expire in 2030.
Changes in the valuation allowance for deferred tax assets were as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Valuation allowance at beginning of year	$18,424	$15,542	$25,579
Increases (decreases) recorded to income tax provision	1,980	2,882	(10,037)
Valuation allowance at end of year	$20,404	$18,424	$15,542

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
In 2020, the change in the valuation allowance of $2.0 million is principally due to excess U.S. foreign tax credits arising from the Company's Japan branch operations and state tax attributes that it expects to expire unutilized. In 2019, the change in valuation allowance was principally due to excess U.S. foreign tax credits arising from its Japan branch operations and state tax attributes that it expects to expire unutilized, partially offset by the release of the Company’s previously recorded valuation allowance in Hong Kong. In 2018, the change in the valuation allowance was comprised of an $18.4 million release of its previously recorded valuation allowance against state deferred tax assets, partially offset by an increase of $0.4 million related to state tax attributes, and an increase of $8.0 million related to excess U.S. foreign tax credits arising from its Japan branch operations.
The Company's unrecognized tax benefits represent tax positions for which reserves have been established. The following table represents a reconciliation of the activity related to the unrecognized tax benefits, excluding accrued interest and penalties:

	Year ended December 31,
(in thousands)	2020	2019	2018
Unrecognized tax benefits at beginning of year	$12,367	$11,646	$11,049
Gross additions - prior year tax positions	53	—	—
Gross additions - current year tax positions	720	787	801
Gross additions - acquired tax positions	—	659	—
Gross reductions - prior year tax positions	(671)	(248)	(91)
Gross reductions - acquired tax positions settled with tax authorities	(4,647)	(461)	(113)
Impact of change in foreign exchange rates	—	(16)	—
Unrecognized tax benefits at end of year	$7,822	$12,367	$11,646
As of December 31, 2020, 2019 and 2018, the unrecognized tax benefits of $7.8 million, $12.4 million and $11.6 million, respectively, would affect the Company's future effective tax rate if recognized. The Company does not anticipate a material change in unrecognized tax benefits within the next 12 months.
As of December 31, 2020, the Company does not have unrecognized tax benefits related to periods prior to the Company’s acquisition. As of both December 31, 2019 and 2018, the Company had unrecognized tax benefits included in the amounts above of $5.0 million related to periods prior to the Company's acquisition of Acushnet Company and as such, are indemnified by Beam.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. As of December 31, 2020, the Company recognized a liability of $0.2 million for interest and penalties. As of December 31, 2019 and 2018, the Company recognized a liability of $3.9 million and $3.3 million, respectively for interest and penalties, of which $3.4 million and $3.0 million, respectively, is indemnified by Beam. During the year ended December 31, 2020, the Company recognized an income tax benefit of $3.6 million related to interest and penalties as a component of income tax expense, of which $3.7 million resulted in a corresponding reduction of the Beam indemnification asset and is included in other expense, net on the consolidated statements of operations. For the years ended December 31, 2019 and 2018, the Company recognized interest and penalties as a component of income tax expense in the amounts of $0.5 million and $0.3 million, respectively, of which $0.5 million and $0.3 million resulted in a corresponding adjustment to the Beam indemnification asset and is included in other expense, net in the consolidated statements of operations.
Prior to the Company's acquisition of Acushnet Company, Acushnet Company or its subsidiaries filed certain combined tax returns with Beam. Those and other subsidiaries' income tax returns are periodically examined by various tax authorities. Beam is responsible for managing United States tax audits related to periods prior to July 29, 2011. Acushnet Company is obligated to support these audits and is responsible for managing all non-U.S. audits. In 2020, the Company settled an income tax audit with the Commonwealth of Massachusetts related to the pre-acquisition period which resulted in a refund of $1.2 million. The settlement’s effect on our unrecognized tax benefits is presented above.
The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for years after July 29, 2011, Japan for years after 2015,

Korea for years after 2016 and the United Kingdom for years after 2016. The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statute of limitations from three to four years. Various states and local income tax returns are currently in the process of examination. These examinations are unlikely to result in any significant changes to the amounts of unrecognized tax benefits on the consolidated balance sheet as of December 31, 2020.
15. Common Stock
As of December 31, 2020 and 2019, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's shareholders. Common shareholders are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.
Dividends
The Company declared dividends per common share, including DERs (Note 16), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2020:
Fourth Quarter	$0.155	$11,983
Third Quarter	0.155	11,790
Second Quarter	0.155	11,761
First Quarter	0.155	11,735
Total dividends declared in 2020	$0.620	$47,269

2019:
Fourth Quarter	$0.14	$10,718
Third Quarter	0.14	10,726
Second Quarter	0.14	10,751
First Quarter	0.14	10,782
Total dividends declared in 2019	$0.56	$42,977

2018:
Fourth Quarter	$0.13	$9,968
Third Quarter	0.13	9,954
Second Quarter	0.13	9,917
First Quarter	0.13	9,917
Total dividends declared in 2018	$0.52	$39,756
During the first quarter of 2021, the Company's Board of Directors declared a dividend of $0.165 per share of common stock to shareholders of record as of March 12, 2021 and payable on March 26, 2021.
Share Repurchase Program
As of December 31, 2020, the Board of Directors has authorized the Company to repurchase up to an aggregate of $100.0 million of its issued and outstanding common stock.
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

In April 2020, the Company temporarily suspended stock repurchases under its share repurchase program in light of the COVID-19 pandemic. The Company has the ability to resume repurchases in its discretion. See Note 2 for further discussion on the Company's evaluation and response to the COVID-19 pandemic.
The Company's share repurchase activity was as follows:

	Year ended December 31,
(in thousands, except share and per share amounts)	2020	2019
Shares repurchased in the open market:
Shares repurchased	243,894	591,983
Average price	$28.60	$26.31
Aggregate value	$6,976	$15,577
Shares repurchased from Magnus:
Shares repurchased	—	535,983
Average price (1)	$—	$25.70
Aggregate value	$—	$13,775
Total shares repurchased:
Shares repurchased	243,894	1,127,966
Average price	$28.60	$26.02
Aggregate value	$6,976	$29,352

_______________________________________________________________________________
(1) Average price including Magnus share repurchase liability was $26.31 as of December 31, 2019.
In relation to the Magnus share repurchase agreement, the Company recorded a share repurchase liability of $8.8 million and $1.8 million for 299,894 and 56,000 shares of common stock to be repurchased from Magnus which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheets as of December 31, 2020 and 2019, respectively. Excluding the impact of the share repurchase liability, as of December 31, 2020, the Company had $63.7 million remaining under the current share repurchase authorization, including $11.1 million related to the Magnus share repurchase agreement.
16. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), PSUs and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. As of December 31, 2020, the only awards that have been granted under the 2015 Plan are RSUs and PSUs.
Restricted Stock and Performance Stock Units
RSUs granted to members of the Board of Directors vest immediately into shares of common stock. RSUs granted to Company officers generally vest over three years, with one-third of each grant vesting annually, subject to the recipient's continued employment with the Company. RSUs granted to other employees, consultants and advisors of the Company vest in accordance with the terms of the grants, generally over three years, subject to the recipient’s continued service to the Company. PSUs vest, subject to the recipient's continued employment with the Company, based upon the Company's performance against specified metrics, which are defined in the award agreement, generally over a three year performance period. At the end of the performance period, the number of shares of common stock that could be issued is fixed based upon the Company's performance against these metrics. The number of shares that could be issued can range from 0% to 200% of the recipient's target award. Recipients of the awards granted under the 2015 Plan may elect to defer receipt of all or any portion of any shares of common stock issuable upon vesting to a future date elected by the recipient.
All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.

Each share issued with respect to RSUs and PSUs granted under the 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. As of December 31, 2020, there were 6,616,925 remaining shares of common stock reserved for issuance under the 2015 Plan of which 4,105,688 remain available for future grants.
A summary of the Company’s RSUs and PSUs as of December 31, 2020 and 2019 and changes during the years then ended is presented below:

	Number of RSUs	Weighted- Average Fair Value RSUs	Number of PSUs	Weighted- Average Fair Value PSUs
Outstanding as of December 31, 2018	881,832	$21.75	—	$—
Granted	655,522	23.51	207,077	23.47
Vested (1)	(567,836)	20.81	—	—
Forfeited	(22,275)	23.92	—	—
Outstanding as of December 31, 2019	947,243	$23.49	207,077	$23.47
Granted	519,514	25.92	252,031	25.45
Vested (2)	(145,985)	24.64	(789)	25.45
Forfeited	(67,599)	24.08	(743)	25.45
Outstanding as of December 31, 2020	1,253,173	$24.33	457,576	$24.55
_______________________________________________________________________________
(1)    Included 161,165 shares of common stock related to RSUs and no shares of common stock related to PSUs that were not delivered as of December 31, 2019. The aggregate fair value of RSUs vested was $12.9 million.
(2)    Included 115,677 shares of common stock related to RSUs and no shares of common stock related to PSUs that were not delivered as of December 31, 2020. The aggregate fair value of RSUs vested was $5.1 million.
    A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Year ended		Year ended
	December 31, 2020		December 31, 2019
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued (1)	63,232	789	410,787	900,226
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(16,972)	(269)	(126,242)	(325,246)
Net shares of common stock issued	46,260	520	284,545	574,980

Cumulative undelivered shares of common stock	303,803	—	220,582	—
_______________________________________________________________________________
(1) Shares of common stock issued in 2019 related to PSUs, represents PSUs that vested in 2018 but were delivered in common stock during the year ended December 31, 2019.
    Compensation expense recorded related to RSUs and PSUs in the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
RSU	$12,055	$9,140	$12,353
PSU	3,308	1,507	6,210
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs granted was $13.2 million and $6.2 million, respectively, as of December 31, 2020 and is expected to be recognized over the related weighted average period of 1.8 years and 1.9 years, respectively.

Compensation Expense
The allocation of share-based compensation expense in the consolidated statement of operations was as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Cost of goods sold	$1,342	$722	$680
Selling, general and administrative	13,710	9,402	16,507
Research and development	964	851	1,376
Total compensation expense before income tax	16,016	10,975	18,563
Income tax benefit	3,582	2,440	4,398
Total compensation expense, net of income tax	$12,434	$8,535	$14,165
17. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 11) and pension and other postretirement adjustments (Note 13).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

(in thousands)	Foreign Currency Translation Adjustments	Gains (Losses) on Foreign Exchange Derivative Instruments	Gains (Losses) on Interest Rate Derivative Instruments	Pension and Other Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balances as of December 31, 2018	$(71,853)	$5,258	$(1,098)	$(21,346)	$(89,039)
Other comprehensive income (loss) before reclassifications	666	5,490	(2,185)	(31,065)	(27,094)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(8,465)	989	4,528	(2,948)
Tax benefit	—	618	291	6,144	7,053
Balances as of December 31, 2019	$(71,187)	$2,901	$(2,003)	$(41,739)	$(112,028)
Other comprehensive income (loss) before reclassifications	27,281	(4,591)	(2,232)	(17,916)	2,542
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(5,538)	3,318	11,554	9,334
Tax benefit (expense)	—	2,757	(262)	1,475	3,970
Balances as of December 31, 2020	$(43,906)	$(4,471)	$(1,179)	$(46,626)	$(96,182)

18. Interest Expense, Net and Other Expense, Net
The components of interest expense, net were as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Third party interest expense	$12,796	$19,472	$19,171
Loss on interest rate swap	3,318	989	476
Third party interest income	(484)	(848)	(1,245)
Total interest expense, net	$15,630	$19,613	$18,402

The components of other expense, net were as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Indemnification losses (gains)	$9,871	$(498)	$(258)
Non-service cost component of net periodic benefit cost	10,439	2,917	4,416
Other income	(3,534)	(1,544)	(529)
Total other expense, net	$16,776	$875	$3,629
19. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Year ended December 31,
(in thousands, except share and per share amounts)	2020	2019	2018

Net income attributable to Acushnet Holdings Corp.	$96,006	$121,070	$99,872

Weighted average number of common shares:
Basic	74,494,310	75,418,204	74,766,176
Diluted	75,060,610	75,759,605	75,472,342
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.29	$1.61	$1.34
Diluted	$1.28	$1.60	$1.32
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the years ended December 31, 2020, 2019, and 2018 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. As of December 31, 2018, an amount within the performance target range was achieved relating to the PSUs and as a result, the PSUs were included in diluted shares outstanding for the year ended December 31, 2018.
The following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Year ended December 31,
	2020	2019	2018
RSUs	—	1,013	13,885
20. Segment Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The Company has four reportable segments that are organized on the basis of product categories. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear.
The CODM primarily evaluates performance using segment operating income (loss). Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net; restructuring charges, the non-service cost component of net periodic benefit cost; transaction fees and other non-operating gains and losses as the Company does not allocate these to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.
Results shown for the years ended December 31, 2020, 2019 and 2018 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Net sales
Titleist golf balls	$507,839	$551,596	$523,967
Titleist golf clubs	418,417	434,357	445,341
Titleist golf gear	149,418	149,984	146,067
FootJoy golf wear	415,258	441,871	439,681
Other	121,237	103,549	78,665
Total net sales	$1,612,169	$1,681,357	$1,633,721
Segment operating income
Titleist golf balls	$71,812	$93,305	$78,973
Titleist golf clubs	40,033	38,811	45,156
Titleist golf gear	19,968	17,300	15,430
FootJoy golf wear	18,319	24,429	17,974
Other	9,515	15,043	15,560
Total segment operating income	159,647	188,888	173,093
Reconciling items:
Interest expense, net	(15,630)	(19,613)	(18,402)
Restructuring charges	(13,207)	—	—
Non-service cost component of net periodic benefit cost	(10,439)	(2,917)	(4,416)
Transaction fees	—	(2,654)	(599)
Other	(7,322)	1,461	628
Total income before income tax	$113,049	$165,165	$150,304
Depreciation and amortization expense by reportable segment are as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Depreciation and amortization
Titleist golf balls	$22,611	$22,694	$24,155
Titleist golf clubs	7,484	7,451	7,408
Titleist golf gear	1,523	1,603	1,531
FootJoy golf wear	7,064	6,451	6,731
Other (1)	6,747	4,803	671
Total depreciation and amortization	$45,429	$43,002	$40,496
___________________________________
(1) Includes a goodwill impairment loss of $3.8 million for the year ended December 31, 2020. See further discussion at Note 8.
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Year ended December 31,
(in thousands)	2020	2019	2018
Net sales
United States	$839,379	$884,791	$826,111
EMEA (1)	218,971	230,465	219,803
Japan	151,835	182,681	199,107
Korea	246,183	223,365	221,146
Rest of world	155,801	160,055	167,554
Total net sales	$1,612,169	$1,681,357	$1,633,721
___________________________________
(1) Europe, the Middle East and Africa (“EMEA”)

Long-lived assets (property, plant and equipment, net) categorized based on their location of domicile are as follows:

	Year ended December 31,
(in thousands)	2020	2019
Long-lived assets
United States	$146,712	$148,883
EMEA	11,969	11,906
Japan	614	663
Korea	6,636	7,441
Rest of world (2)	56,880	62,682
Total long-lived assets	$222,811	$231,575
___________________________________
(2) Includes manufacturing facilities in Thailand with long lived assets of $44.6 million and $49.4 million as of December 31, 2020 and 2019, respectively.
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
22. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for production materials, finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2020.
Purchase obligations by the Company as of December 31, 2020 were as follows:

	Payments Due by Period
(in thousands)	2021	2022	2023	2024	2025	Thereafter
Purchase obligations	$162,839	$9,552	$758	$460	$453	$1,199

Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. As of December 31, 2019, the Company’s estimate of its receivable for these indemnifications was $9.5 million, which was recorded in other assets on the consolidated balance sheet. During the year ended December 31, 2020, the Company recognized $9.9 million in other expense, net on the consolidated statement of operations related to the reduction of the indemnification receivable. As of December 31, 2020, the Company does not have an indemnification receivable related to periods prior to the Company’s acquisition of Acushnet Company (see Note 14).
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
The activity related to the Company’s restructuring programs was as follows:

	Year ended December 31, 2020
(in thousands)	VBR	Other
Balance at beginning of period	$—	$—
Provision	11,249	1,958
Payments	(5,353)	(1,237)
Foreign currency translation and other	347	57
Balance at end of period	$6,243	$778
There are no further costs expected to be incurred with these programs. The Company could implement additional restructuring programs in the future as a result of the impacts of the COVID-19 pandemic or other operational efficiency improvement opportunities.
The restructuring program liabilities recognized on the consolidated balance sheets were as follows:

(in thousands)		Year ended December 31,
Balance Sheet Location	Restructuring Program	2020
Accrued compensation and benefits	VBR	$6,018
	Other	778
Other noncurrent liabilities	VBR	225

24. Unaudited Quarterly Financial Data
The table below summarizes quarterly results for fiscal 2020:

	Quarter ended (unaudited)
(in thousands)	December 31,	September 30,	June 30,	March 31,
2020
Net sales	$420,494	$482,932	$300,002	$408,741
Gross profit	220,403	252,021	156,457	200,955
Income from operations	27,092	85,204	11,731	21,428
Net income	23,237	64,046	3,753	8,975
Net income attributable to Acushnet Holdings Corp.	21,600	63,216	2,313	8,877
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.29	$0.85	$0.03	$0.12
Diluted	$0.29	$0.84	$0.03	$0.12
The table below summarizes quarterly results for fiscal 2019:

	Quarter ended (unaudited)
(in thousands)	December 31,	September 30,	June 30,	March 31,
2019
Net sales	$368,271	$417,166	$462,218	$433,702
Gross profit	186,691	217,344	246,043	222,157
Income from operations	28,565	43,726	61,135	52,227
Net income	19,618	30,006	38,902	36,039
Net income attributable to Acushnet Holdings Corp.	17,859	29,797	38,488	34,926
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.24	$0.40	$0.51	$0.46
Diluted	$0.24	$0.39	$0.51	$0.46
Net income per common share is computed individually for each of the quarters presented; therefore, the sum of the quarterly net income per common share may not necessarily equal the total for the year.