Form 10-Q
period 2021-03-31
Acushnet Holdings Corp.
filed 2021-05-06
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 74,063,851 shares of common stock outstanding as of April 30, 2021.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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
•changes to the Rules of Golf with respect to equipment;
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
•reports from securities analysts; and
•other factors discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K and in any other reports we file with the Securities and Exchange Commission (“SEC”), including this Quarterly Report on Form 10-Q.
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
Website Disclosure
We use our website (www.acushnetholdingscorp.com) as a channel of distribution of company information. The information we post through this channel may be material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Acushnet Holdings Corp. when you enroll your e-mail address by visiting the “Resources” section of our website at https://www.acushnetholdingscorp.com/investors/resources. In addition, on our website, we post the following filings free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on

3

Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The contents of our website are not, however, a part of this report.

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

5

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2021	2020
Assets
Current assets
Cash, cash equivalents and restricted cash ($8,666 and $6,843 attributable to the variable interest entity ("VIE"))	$113,047	$151,452
Accounts receivable, net	387,507	201,518
Inventories ($11,046 and $13,830 attributable to the VIE)	330,165	357,682
Prepaid and other assets	92,343	89,155
Total current assets	923,062	799,807
Property, plant and equipment, net ($10,319 and $10,538 attributable to the VIE)	220,616	222,811
Goodwill ($32,312 and $32,312 attributable to the VIE)	213,555	215,186
Intangible assets, net	471,394	473,533
Deferred income taxes	66,697	80,060
Other assets ($2,220 and $2,239 attributable to the VIE)	73,558	75,158
Total assets	$1,968,882	$1,866,555
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$24,696	$2,810
Current portion of long-term debt	17,500	17,500
Accounts payable ($5,714 and $8,702 attributable to the VIE)	125,865	112,867
Accrued taxes	54,575	40,952
Accrued compensation and benefits ($852 and $1,454 attributable to the VIE)	67,693	82,290
Accrued expenses and other liabilities ($3,467 and $3,699 attributable to the VIE)	108,468	101,260
Total current liabilities	398,797	357,679
Long-term debt	309,524	313,619
Deferred income taxes	3,797	3,821
Accrued pension and other postretirement benefits	121,811	121,929
Other noncurrent liabilities ($2,276 and $2,261 attributable to the VIE)	48,876	52,128
Total liabilities	882,805	849,176
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	97	126
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,847,208 and 75,666,367 shares issued	76	76
Additional paid-in capital	926,809	925,385
Accumulated other comprehensive loss, net of tax	(98,160)	(96,182)
Retained earnings	271,967	199,776
Treasury stock, at cost; 1,783,357 and 1,671,754 shares (including 355,341 and 299,894 of accrued share repurchases) (Note 10)	(49,830)	(45,106)
Total equity attributable to Acushnet Holdings Corp.	1,050,862	983,949
Noncontrolling interests	35,118	33,304
Total shareholders' equity	1,085,980	1,017,253
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$1,968,882	$1,866,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2021	2020
Net sales	$580,885	$408,741
Cost of goods sold	270,146	207,786
Gross profit	310,739	200,955
Operating expenses:
Selling, general and administrative	176,369	152,723
Research and development	12,329	13,220
Intangible amortization	1,972	1,956
Restructuring charges	—	11,628
Income from operations	120,069	21,428
Interest expense, net	3,616	4,123
Other expense, net	1,992	690
Income before income taxes	114,461	16,615
Income tax expense	27,834	7,640
Net income	86,627	8,975
Less: Net income attributable to noncontrolling interests	(1,669)	(98)
Net income attributable to Acushnet Holdings Corp.	$84,958	$8,877

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.14	$0.12
Diluted	1.13	0.12
Weighted average number of common shares:
Basic	74,778,189	74,545,280
Diluted	75,255,312	75,099,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
(in thousands)	2021	2020
Net income	$86,627	$8,975
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,080)	(22,783)
Cash flow derivative instruments:
Unrealized holding gains arising during period	4,367	7,402
Reclassification adjustments included in net income	563	(1,724)
Tax expense	(1,664)	(1,848)
Cash flow derivative instruments, net	3,266	3,830
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	2,575	1,690
Tax expense	(739)	(368)
Pension and other postretirement benefits adjustments, net	1,836	1,322
Total other comprehensive loss	(1,978)	(17,631)
Comprehensive income (loss)	84,649	(8,656)
Less: Comprehensive income attributable to noncontrolling interests	(1,529)	(118)
Comprehensive income (loss) attributable to Acushnet Holdings Corp.	$83,120	$(8,774)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$86,627	$8,975
Adjustments to reconcile net income to cash flows used in operating activities
Depreciation and amortization	10,363	10,269
Unrealized foreign exchange gains	(3,593)	(200)
Amortization of debt issuance costs	917	213
Share-based compensation	5,533	2,187
Loss (gain) on disposals of property, plant and equipment	155	(2)
Deferred income taxes	10,265	(1,194)
Changes in operating assets and liabilities
Accounts receivable	(190,019)	(102,181)
Inventories	24,987	19,092
Accounts payable	13,788	(2,652)
Accrued taxes	15,039	(2,125)
Other assets and liabilities	(4,058)	(4,894)
Cash flows used in operating activities	(29,996)	(72,512)
Cash flows from investing activities
Additions to property, plant and equipment	(6,410)	(5,741)
Cash flows used in investing activities	(6,410)	(5,741)
Cash flows from financing activities
Proceeds from short-term borrowings, net	22,178	125,133
Repayments of term loan facility	(4,375)	(4,375)
Purchases of common stock	(2,377)	(6,976)
Debt issuance costs	—	(14)
Dividends paid on common stock	(12,658)	(11,521)
Dividends paid to noncontrolling interests	(48)	—
Payment of employee restricted stock tax withholdings	(3,946)	(380)
Cash flows (used in) provided by financing activities	(1,226)	101,867
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(773)	(1,874)
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,405)	21,740
Cash, cash equivalents and restricted cash, beginning of year	151,452	34,184
Cash, cash equivalents and restricted cash, end of period	$113,047	$55,924
Supplemental information
Non-cash additions to property, plant and equipment	$1,895	$1,161
Non-cash additions to right-of-use assets obtained in exchange for operating lease obligations	1,291	2,020
Non-cash additions to right-of-use assets obtained in exchange for finance lease obligations	—	357
Dividend equivalents rights ("DERs") declared not paid	477	231
Share repurchase liability (Note 10)	2,347	6,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2019	75,620	$76	$910,507	$(112,028)	$151,039	$(31,154)	$918,440	$32,386	$950,826
Net income	—	—	—	—	8,877	—	8,877	524	9,401
Other comprehensive loss	—	—	—	(17,631)	—	—	(17,631)	—	(17,631)
Share-based compensation	—	—	2,023	—	—	—	2,023	—	2,023
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	29	—	(368)	—	—	—	(368)	—	(368)
Purchases of common stock (Note 10)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Share repurchase liability (Note 10)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Dividends and dividend equivalents declared	—	—	—	—	(11,735)	—	(11,735)	—	(11,735)
Balances as of March 31, 2020	75,649	$76	$912,162	$(129,659)	$148,181	$(45,106)	$885,654	$32,910	$918,564

Balances as of December 31, 2020	75,666	$76	$925,385	$(96,182)	$199,776	$(45,106)	$983,949	$33,304	$1,017,253
Net income	—	—	—	—	84,958	—	84,958	1,862	86,820
Other comprehensive loss	—	—	—	(1,978)	—	—	(1,978)	—	(1,978)
Share-based compensation	—	—	5,369	—	—	—	5,369	—	5,369
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	181	—	(3,945)	—	—	—	(3,945)	—	(3,945)
Purchases of common stock (Note 10)	—	—	—	—	—	(2,377)	(2,377)	—	(2,377)
Share repurchase liability (Note 10)	—	—	—	—	—	(2,347)	(2,347)	—	(2,347)
Dividends and dividend equivalents declared	—	—	—	—	(12,767)	—	(12,767)	—	(12,767)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Balances as of March 31, 2021	75,847	$76	$926,809	$(98,160)	$271,967	$(49,830)	$1,050,862	$35,118	$1,085,980

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the full year ending December 31, 2021, nor were those of the comparable 2020 period representative of those actually experienced for the full year ended December 31, 2020. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2020 included in its Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Risks and Uncertainties
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”), which led to government-ordered shutdowns of non-essential businesses, travel restrictions and restrictions on public gatherings. As a result of the government-ordered shutdowns, the Company was forced to temporarily close or substantially limit operations in its manufacturing facilities and distribution centers in the United States and Europe from mid-March 2020 through mid-May 2020, which disrupted business to varying degrees across many regions. The Company's manufacturing facilities and distribution centers reopened in mid-May 2020 and substantially all golf courses, on-course retail pro shops and off-course retail partner locations in the United States and Europe reopened by June 2020. The game of golf experienced a surge in rounds of play around the world primarily during the second half of 2020, in part due to its outdoor field of play and ease of social distancing, and rounds of play remained high through the first quarter of 2021.
While government-ordered shutdowns and restrictions have eased in most regions and mass vaccination programs are underway, it is nevertheless possible that a resurgence of positive cases could prompt a return to tighter restrictions in certain regions, as with the lockdown in the United Kingdom during the first quarter of 2021. While the Company has seen increased rounds of play and demand for golf and golf-related products, as mass vaccinations programs advance and restrictions are further eased on other activities, the increase in rounds of play and demand for golf-related products could decrease.
The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its consolidated financial statements. The impact of the COVID-19 pandemic continues to evolve, and both the full impact and duration of the COVID-19 pandemic remain highly uncertain. Accordingly, the Company's business, results of operations, financial position and cash flows could be materially impacted in ways that the Company cannot currently predict.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of March 31, 2021 and December 31, 2020. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Noncontrolling Interests and Redeemable Noncontrolling Interest
The ownership interests held by owners other than the Company in less than wholly-owned subsidiaries are classified as noncontrolling interests. Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The financial results and position of the noncontrolling interests are included in their entirety in the Company’s unaudited condensed consolidated financial statements. The value attributable to the noncontrolling interests is presented on the unaudited condensed consolidated balance sheets, separately from the equity attributable to the Company. The value attributable to the redeemable noncontrolling interest and the related loan to the minority shareholders, which is recorded as a reduction to redeemable noncontrolling interest, is presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders included in temporary equity on the unaudited condensed consolidated balance sheets was $4.4 million as of both March 31, 2021 and December 31, 2020. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are presented separately on the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income, respectively.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of both March 31, 2021 and December 31, 2020, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $2.0 million.
Foreign Currency Translation and Transactions
Foreign currency transaction losses included in selling, general and administrative expense were $1.0 million for each of the three months ended March 31, 2021 and 2020.
Recently Adopted Accounting Standards
Income Taxes
On January 1, 2021, the Company adopted Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). The amendments in this update simplified the accounting for income taxes by removing certain exceptions to general principles in Topic 740. The amendments also improved consistent application and simplified U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this standard did not have a material impact on the consolidated financial statements.

2. Accounts Receivable
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current and forecasted economic conditions (including the impact of the COVID-19 pandemic) which could affect the collectability of the reported amounts. All of these factors have been considered in the estimate of expected credit losses.
The activity related to the allowance for doubtful accounts for the periods presented was as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$7,698	$5,338
Bad debt (recovery) expense	(445)	916
Amount of receivables written off	(144)	(286)
Foreign currency translation and other	(32)	(186)
Balance at end of period	$7,077	$5,782
3. Inventories
The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2021	2020
Raw materials and supplies	$73,080	$74,302
Work-in-process	25,077	22,913
Finished goods	232,008	260,467
Inventories	$330,165	$357,682
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$3,831	$4,048
Provision	1,029	1,209
Claims paid/costs incurred	(918)	(944)
Foreign currency translation and other	(43)	(164)
Balance at end of period	$3,899	$4,149
5. Debt and Financing Arrangements
Credit Facility
The credit facility includes a revolving credit facility and a term loan facility. There were outstanding borrowings under the revolving credit facility of $15.9 million as of March 31, 2021. The weighted average interest rate applicable to these outstanding borrowings was 1.79% as of March 31, 2021. There were no outstanding borrowings under the revolving credit facility as of December 31, 2020. As of March 31, 2021, the Company had available borrowings under its revolving credit facility of $376.0 million after giving effect to $8.1 million of outstanding letters of credit.
On July 3, 2020, the Company amended its credit agreement dated December 23, 2019 (the “First Amendment”) to, among other things, modify the maximum net average total leverage ratio, the interest rate margins, commitment fee and covenant baskets for each of the fiscal quarters ending after June 30, 2020 and on or before September 30, 2021 (the “Covenant

Relief Period”). On March 5, 2021, the Company issued a notice exercising its right to an early termination of the Covenant Relief Period and as such is now required to comply with the previous maximum net average total leverage ratio, and the interest rate margins, commitment fee and covenant baskets reverted to the levels in effect prior to the First Amendment as discussed below. In connection with terminating the Covenant Relief Period, the Company recorded additional interest expense of approximately $0.7 million related to the acceleration of unamortized debt issuance costs for the three months ended March 31, 2021.
Borrowings under the credit facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) a Eurodollar Rate, subject to certain adjustments, plus 1.00% or (b) a Eurodollar Rate (or, in the case of Canadian borrowings, a Canadian Dollar Offered Rate), subject to certain adjustments, in each case, plus an applicable margin. Under the credit agreement, the applicable margin is 0% to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurodollar rate or Canadian Dollar Offered Rate borrowings, in each case, depending on the Net Average Total Leverage Ratio (as defined in the credit agreement). In addition, the Company is required to pay a commitment fee on any unutilized commitments under the revolving credit facility. The commitment fee rate payable in respect of unused portions of the revolving credit facility is 0.15% to 0.30% per annum, depending on the Net Average Total Leverage Ratio. The initial commitment fee rate is 0.20% per annum. The maximum net average total leverage ratio under the credit facility is 3.50 to 1.00, which is subject to increase to 3.75 to 1.00 in connection with certain acquisitions, and the minimum consolidated interest coverage ratio (as defined in the credit agreement) is 3.00 to 1.00.
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2021, the Company was in compliance with all covenants under the credit agreement.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were outstanding borrowings under the Company's local credit facilities of $8.8 million and $2.8 million as of March 31, 2021 and December 31, 2020, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.28% and 2.00% as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the Company had available borrowings remaining under these local credit facilities of $50.3 million.
Letters of Credit
As of March 31, 2021 and December 31, 2020, there were outstanding letters of credit related to agreements, including the Company's credit facility, totaling $11.8 million and $11.7 million, respectively, of which $8.6 million and $8.3 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $53.7 million as of March 31, 2021.
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

Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of March 31, 2021 and December 31, 2020 was $219.0 million and $248.1 million, respectively.
As a result of the impact of the COVID-19 pandemic, during the three months ended March 31, 2020, the Company de-designated certain foreign exchange cash flow hedges deemed ineffective, none of which were outstanding as of March 31, 2021 or December 31, 2020.
The Company also enters into foreign exchange forward contracts, which do not qualify as hedging instruments, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of March 31, 2021 and December 31, 2020.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. The interest rate swap contracts are accounted for as cash flow hedges. As of March 31, 2021 and December 31, 2020, the notional value of the Company's outstanding interest rate swap contracts was $140.0 million.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		March 31,	December 31,
Balance Sheet Location	Hedge Instrument Type	2021	2020
Prepaid and other assets	Foreign exchange forward	$3,476	$1,166
Other assets	Foreign exchange forward	1,225	30
Accrued expenses and other liabilities	Foreign exchange forward	3,929	6,400
	Interest rate swap	621	1,571
Other noncurrent liabilities	Foreign exchange forward	92	985

The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended
	March 31,
(in thousands)	2021	2020
Type of hedge
Foreign exchange forward	$4,376	$9,467
Interest rate swap	(9)	(2,065)
Total	$4,367	$7,402
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net loss of $3.2 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net loss of $0.6 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.

The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2021	2020
Location of gain (loss) in statement of operations
Foreign exchange forward:
Cost of goods sold	$396	$1,542
Selling, general and administrative (1)(2)	640	1,534
Total	$1,036	$3,076

Interest Rate Swap:
Interest expense, net	$(959)	$(478)
Total	$(959)	$(478)
_______________________________________________________________________________
(1)    Relates to net gains (losses) on foreign exchange forward contracts derived from previously designated cash flow hedges.
(2)    Selling, general and administrative expense for the three months ended March 31, 2020 excludes net gains of $0.7 million reclassified out of accumulated other comprehensive loss, net of tax related to hedges deemed ineffective.
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 were as follows:

	Fair Value Measurements as of
	March 31, 2021 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,046	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	3,476	—	Prepaid and other assets
Deferred compensation program assets	803	—	—	Other assets
Foreign exchange derivative instruments	—	1,225	—	Other assets
Total assets	$5,849	$4,701	$—
Liabilities
Foreign exchange derivative instruments	$—	$3,929	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	621	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	803	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	92	—	Other noncurrent liabilities
Total liabilities	$803	$4,642	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 were as follows:

	Fair Value Measurements as of
	December 31, 2020 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,160	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	1,166	—	Prepaid and other assets
Deferred compensation program assets	802	—	—	Other assets
Foreign exchange derivative instruments	—	30	—	Other assets
Total assets	$5,962	$1,196	$—
Liabilities
Foreign exchange derivative instruments	$—	$6,400	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1,571	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	802	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	985	—	Other noncurrent liabilities
Total liabilities	$802	$8,956	$—
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
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to limit currency risk that would otherwise result from changes in foreign exchange rates (Note 6). The Company uses the mid-price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.
Interest rate derivative instruments are interest rate swap contracts used to reduce interest rate risk related to the Company's floating rate debt (Note 6). The valuation for the interest rate swap is calculated as the net of the discounted future cash flows of the pay and receive legs of the swap. Mid-market interest rates on the valuation date are used to create the forward curve for floating legs and discount curve.
8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
(in thousands)	2021	2020	2021	2020
Components of net periodic benefit cost
Service cost	$2,135	$2,316	$162	$171
Interest cost	1,951	2,512	75	112
Expected return on plan assets	(2,547)	(2,903)	—	—
Settlement expense	1,419	—	—	—
Amortization of net loss (gain)	1,421	964	(65)	(214)
Amortization of prior service cost (credit)	71	70	(34)	(34)
Net periodic benefit cost	$4,450	$2,959	$138	$35
The non-service cost components of net periodic benefit cost (income) are included in other expense, net in the unaudited condensed consolidated statements of operations.

9. Income Taxes
Income tax expense increased by $20.2 million to $27.8 million for the three months ended March 31, 2021 compared to $7.6 million for the three months ended March 31, 2020. The Company’s effective tax rate ("ETR") was 24.3% for the three months ended March 31, 2021 compared to 46.0% for the three months ended March 31, 2020.
The ETR for the three months ended March 31, 2021 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income and the geographic mix of income earned by the Company's international subsidiaries, partially offset by the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits.
The ETR for the three months ended March 31, 2020 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income, the geographic mix of income earned by the Company's international subsidiaries and the effect of foreign currency losses that could not be benefited.
10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2021:
First Quarter	$0.165	$12,767
Total dividends declared in 2021	$0.165	$12,767

2020:
Fourth Quarter	$0.155	$11,983
Third Quarter	0.155	11,790
Second Quarter	0.155	11,761
First Quarter	0.155	11,735
Total dividends declared in 2020	$0.620	$47,269
During the second quarter of 2021, the Company's Board of Directors declared a dividend of $0.165 per share of common stock to shareholders of record as of June 4, 2021 and payable on June 18, 2021.
Share Repurchase Program
As of March 31, 2021, the Board of Directors had authorized the Company to repurchase up to an aggregate of $100.0 million of its issued and outstanding common stock. In April 2020, the Company temporarily suspended stock repurchases under its share repurchase program in light of the COVID-19 pandemic. In March 2021, the Company resumed share repurchases under its share repurchase program.
Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement. As previously disclosed, in connection with this share repurchase program, the Company entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $24.9 million, at the same weighted average per share price.
The Company's share repurchase activity was as follows:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2021	2020
Shares repurchased in the open market:
Shares repurchased	56,156	243,894
Average price	$42.34	$28.60
Aggregate value	$2,377	$6,976

In relation to the Magnus share repurchase agreement, the Company recorded a share repurchase liability of $11.1 million and $8.8 million for 355,341 and 299,894 shares of common stock to be repurchased from Magnus, which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. Excluding the impact of the share repurchase liability, as of March 31, 2021, the Company had $61.3 million remaining under the current share repurchase authorization, including $11.1 million related to the Magnus share repurchase agreement.
As the Company repurchased a cumulative total of $24.9 million of common stock through open market purchases, the determination date, as defined in the Magnus share repurchase agreement, was automatically triggered on March 18, 2021. As a result, on April 2, 2021, the Company repurchased from Magnus 355,341 shares of common stock for an aggregate $11.1 million. At the completion of this transaction, the Company no longer had an obligation to repurchase shares of common stock from Magnus.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of March 31, 2021, the only awards granted under the 2015 Plan were RSUs and PSUs.
Restricted Stock and Performance Stock Units
RSUs granted to members of the Board of Directors vest immediately into shares of common stock. RSUs granted to Company officers generally vest over three years, with one-third of each grant vesting annually, subject to the recipient's continued employment with the Company. RSUs granted to other employees, consultants and advisors of the Company vest in accordance with the terms of the grants, generally over three years, subject to the recipient’s continued service to the Company. PSUs vest, subject to the recipient's continued employment with the Company, based upon the Company's performance against specified metrics which are generally over a three year performance period. At the end of the performance period, the number of shares of common stock that could be issued is determined based upon the Company's performance against these metrics. The number of shares that could be issued can range from 0% to 200% of the recipient's target award. Recipients of the awards granted under the 2015 Plan may elect to defer receipt of all or any portion of any shares of common stock issuable upon vesting to a future date elected by the recipient.
All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.
A summary of the Company’s RSUs and PSUs as of March 31, 2021 and changes during the three months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2020	1,253,173	$24.33	457,576	$24.55
Granted	289,259	45.36	145,110	45.36
Vested (1)	(362,605)	24.11	—	—
Forfeited	(20,290)	24.24	(2,631)	25.45
Outstanding as of March 31, 2021	1,159,537	$29.65	600,055	$29.58

_______________________________________________________________________________
(1) Includes 110,514 shares of common stock related to RSUs and no shares of common stock related to PSUs that were not delivered as of March 31, 2021.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Three months ended		Three months ended
	March 31, 2021		March 31, 2020
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	270,779	—	42,797	—
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(89,938)	—	(13,831)	—
Net shares of common stock issued	180,841	—	28,966	—

Cumulative undelivered shares of common stock	395,670	—	240,512	—
Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2021	2020
RSUs	$2,359	$2,478
PSUs	3,010	(455)
During the three months ended March 31, 2020, the Company adjusted the estimate of its performance against metrics for certain PSUs downward, resulting in a reversal of previously recognized share-based compensation expense. During both the second half of 2020 and the three months ended March 31, 2021, based on updated forecast information, the Company increased the estimate of its performance against metrics for these PSUs and recognized additional cumulative share-based compensation expense in both periods.
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $23.4 million and $13.0 million, respectively, as of March 31, 2021 and is expected to be recognized over the related weighted average period of 2.3 years and 2.2 years, respectively.
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2021	2020
Cost of goods sold	$(7)	$225
Selling, general and administrative	5,381	1,714
Research and development	159	248
Total compensation expense before income tax	5,533	2,187
Income tax benefit	1,267	463
Total compensation expense, net of income tax	$4,266	$1,724

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses) on	Pension and	Accumulated
	Currency	Foreign Exchange	Interest Rate	Other	Other
	Translation	Derivative	Swap Derivative	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Instruments	Adjustments	Loss, Net of Tax
Balance as of December 31, 2020	$(43,906)	$(4,471)	$(1,179)	$(46,626)	$(96,182)
Other comprehensive income (loss) before reclassifications	(7,080)	4,376	(9)	(237)	(2,950)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(396)	959	2,812	3,375
Tax expense	—	(1,435)	(229)	(739)	(2,403)
Balance as of March 31, 2021	$(50,986)	$(1,926)	$(458)	$(44,790)	$(98,160)
13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2021	2020

Net income attributable to Acushnet Holdings Corp.	$84,958	$8,877

Weighted average number of common shares:
Basic	74,778,189	74,545,280
Diluted	75,255,312	75,099,930

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.14	$0.12
Diluted	$1.13	$0.12
Net income per common share attributable to Acushnet Holdings Corp. for the three months ended March 31, 2021 and 2020 was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three months ended March 31, 2021 and 2020 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
For the three months ended March 31, 2021 and 2020, the following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended
	March 31,
	2021	2020
RSUs	291,484	—

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
Results shown for the three months ended March 31, 2021 and 2020 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Net sales
Titleist golf balls	$173,637	$116,239
Titleist golf clubs	155,827	93,214
Titleist golf gear	53,120	43,525
FootJoy golf wear	159,434	130,387
Other	38,867	25,376
Total net sales	$580,885	$408,741

Segment operating income
Titleist golf balls	$34,317	$3,243
Titleist golf clubs	41,799	4,503
Titleist golf gear	9,728	8,865
FootJoy golf wear	28,117	14,297
Other	6,471	1,080
Total segment operating income	120,432	31,988
Reconciling items:
Interest expense, net	(3,616)	(4,123)
Restructuring charges	—	(11,628)
Non-service cost component of net periodic benefit cost	(2,291)	(507)
Other	(64)	885
Total income before income tax	$114,461	$16,615
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended March 31,
(in thousands)	2021	2020
United States	$308,636	$211,008
EMEA (1)	80,575	74,671
Japan	56,377	37,556
Korea	79,097	50,449
Rest of world	56,200	35,057
Total net sales	$580,885	$408,741
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
The Company's purchase obligations as of March 31, 2021 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2021	2022	2023	2024	2025	Thereafter
Purchase obligations (1)	$200,097	$16,026	$3,282	$2,545	$2,549	$1,284
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included on the unaudited condensed consolidated balance sheet as of March 31, 2021.
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
16. Restructuring Charges
During the first quarter of 2020, management approved a restructuring program to refine its business model and improve operational efficiencies. This program included both a voluntary bridge to retirement ("VBR") program for certain eligible employees and involuntary headcount reductions ("Other"). The VBR program was part of the Company's long-term strategic planning process and was designed to bridge eligible employees to retirement. As part of this program, employees were offered severance in the form of salary continuation, including benefits, as well as accrued bonus incentives. Costs associated with the involuntary headcount reductions include severance and other benefits related to these headcount reductions. The Company recorded cumulative severance and other benefits expense of $11.2 million related to its VBR program and $2.0 million related to its Other restructuring program, of which $11.2 million and $0.4 million was recorded during the three months ended March 31, 2020 related to the VBR program and Other program, respectively. There are no further costs expected to be incurred in relation to these programs.
The activity related to the Company’s restructuring programs was as follows:

	Three months ended March 31, 2021
(in thousands)	VBR	Other
Balance at beginning of period	$6,243	$778
Payments	(2,161)	(565)
Foreign currency translation and other	—	(1)
Balance at end of period	$4,082	$212
The restructuring program liabilities recognized on the unaudited condensed consolidated balance sheets were as follows:

(in thousands)		March 31,	December 31,
Balance Sheet Location	Restructuring Program	2021	2020
Accrued compensation and benefits	VBR	$4,039	$6,018
	Other	212	778
Other noncurrent liabilities	VBR	43	225

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
Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”), which led to government-ordered shutdowns of non-essential businesses, travel restrictions and restrictions on public gatherings. As a result of the government-ordered shutdowns we were forced to temporarily close or substantially limit our operations in our manufacturing facilities and distribution centers in the United States and Europe from the mid-March 2020 through mid-May 2020 which disrupted our business to varying degrees across many regions. As a result, the COVID-19 pandemic materially impacted our results of operations for the first half of 2020.
Our manufacturing facilities and distribution centers reopened in mid-May 2020 and substantially all golf courses, on-course retail pro shops and off-course retail partner locations in the United States and Europe reopened by June 2020. The game of golf experienced a surge in rounds of play around the world, in part due to its outdoor field of play and ease of social distancing. Dedicated golfers found opportunities to play even more and recreational or lapsed golfers returned to the game as a healthy diversion. This surge resulted in increased demand for our products during June 2020 and even greater demand for our products during the second half of 2020 in the United States and Europe. On a Company-wide basis, we quickly began to experience demand pressures across all brands and product categories, which challenged, and continue to challenge, our supply chain and our ability to service our trade partners and golfers.
During the first quarter of 2021, rounds of play remained high and we continued to see an increase in demand for our products, leading to increased sales volumes across all segments. However, during this period, we also experienced supply chain disruptions causing shortages of various raw materials and increased freight charges.
While government-ordered shutdowns and restrictions have eased in most regions and mass vaccination programs are underway, it is nevertheless possible that a resurgence of positive cases could prompt a return to tighter restrictions in certain regions, as we saw with the lockdown in the United Kingdom during the first quarter of 2021. While we have seen increased rounds of play and demand for golf and golf-related products, as mass vaccinations programs advance and restrictions are further eased on other activities, the increase in rounds of play and demand for golf-related products could decrease. Accordingly, our business, results of operations, financial position and cash flows could be materially impacted in ways that we cannot currently predict.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended
	March 31,
(in thousands)	2021	2020
Net sales	$580,885	$408,741
Cost of goods sold	270,146	207,786
Gross profit	310,739	200,955
Operating expenses:
Selling, general and administrative	176,369	152,723
Research and development	12,329	13,220
Intangible amortization	1,972	1,956
Restructuring charges	—	11,628
Income from operations	120,069	21,428
Interest expense, net	3,616	4,123
Other expense, net	1,992	690
Income before income taxes	114,461	16,615
Income tax expense	27,834	7,640
Net income	86,627	8,975
Less: Net income attributable to noncontrolling interests	(1,669)	(98)
Net income attributable to Acushnet Holdings Corp.	$84,958	$8,877
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$84,958	$8,877
Interest expense, net	3,616	4,123
Income tax expense	27,834	7,640
Depreciation and amortization	10,363	10,269
Share-based compensation	5,533	2,187
Restructuring & transformation costs (1)	—	11,628
Other extraordinary, unusual or non-recurring items, net (2)	1,311	7,986
Net income attributable to noncontrolling interests	1,669	98
Adjusted EBITDA	$135,284	$52,808
Adjusted EBITDA margin	23.3%	12.9%

_______________________________________________________________________________________
(1)Relates to severance and other costs associated with management's approved restructuring program to refine the Company's business model and improve operational efficiencies.
(2)The three months ended March 31, 2021 includes pension settlement costs of $1.4 million related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program as part of management’s approved restructuring program. The three months ended March 31, 2020 includes salaries and benefits paid for associates who could not work due to government mandated shutdowns, fringe benefits paid for furloughed associates, spoiled raw materials, incremental costs to support remote work and the cost of additional health and safety equipment of $7.5 million. Also includes other immaterial unusual or non-recurring items, net for the three months ended March 31, 2021 and 2020.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
Titleist golf balls	$173.6	$116.2	$57.4	49.4%	$53.1	45.7%
Titleist golf clubs	155.8	93.2	62.6	67.2%	58.7	63.0%
Titleist golf gear	53.1	43.5	9.6	22.1%	7.6	17.5%
FootJoy golf wear	159.4	130.4	29.0	22.2%	23.5	18.0%

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
United States	$308.6	$211.0	$97.6	46.3%	$97.6	46.3%
EMEA	80.6	74.7	5.9	7.9%	(0.8)	(1.1)%
Japan	56.4	37.6	18.8	50.0%	17.4	46.3%
Korea	79.1	50.4	28.7	56.9%	23.5	46.6%
Rest of world	56.2	35.0	21.2	60.6%	16.7	47.7%
Total net sales	$580.9	$408.7	$172.2	42.1%	$154.4	37.8%

Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	March 31,		Increase/(Decrease)
Segment operating income	2021	2020	$ change	% change
Titleist golf balls	$34.3	$3.2	$31.1	*
Titleist golf clubs	41.8	4.5	37.3	*
Titleist golf gear	9.7	8.9	0.8	9.0%
FootJoy golf wear	28.1	14.3	13.8	96.5%
_______________________________________________________________________________
*Percentage change not meaningful
Net Sales
Net sales increased by $172.2 million, or 42.1%, to $580.9 million for the three months ended March 31, 2021 compared to $408.7 million for the three months ended March 31, 2020. On a constant currency basis, net sales increased by $154.4 million, or 37.8%, to $563.1 million. The increase in net sales on a constant currency basis was due to sales volume increases across all reportable segments, as rounds of play and consumer demand for golf-related products remained at a high level during the first quarter of 2021. In addition, as discussed above, the first quarter of 2020 was unfavorably impacted by government-ordered shutdowns. Sales volume growth of products that are not allocated to one of our four reportable segments also contributed to the increase in net sales.

The increase in net sales in the United States was primarily driven by an increase of $41.7 million in Titleist golf balls, an increase of $37.2 million in Titleist golf clubs, an increase of $13.4 million in FootJoy golf wear and an increase of $5.2 million in Titleist golf gear, all driven by the same factors discussed above.

Net sales in regions outside of the United States increased by $74.6 million, or 37.7%, to $272.3 million for the three months ended March 31, 2021 compared to $197.7 million for the three months ended March 31, 2020. On a constant currency basis, net sales in such regions increased by $56.8 million, or 28.7%, to $254.5 million. In Korea, Japan and Rest of world, the increase in net sales was primarily driven by increased sales across all reportable segments. In EMEA, the decrease in net sales primarily resulted from the government-ordered shutdowns in this region during the first quarter of 2021 as discussed above.

Gross Profit
Gross profit increased by $109.7 million to $310.7 million for the three months ended March 31, 2021 compared to $201.0 million for the three months ended March 31, 2020. Gross margin increased to 53.5% for the three months ended March 31, 2021 compared to 49.2% for the three months ended March 31, 2020. The increase in gross profit primarily resulted from an increase of $41.0 million in Titleist golf clubs, an increase of $35.4 million in Titleist golf balls, an increase of $20.1 million in FootJoy golf wear and an increase of $4.9 million in Titleist golf gear, each primarily due to the sales volume increases discussed above, partially offset by increased inbound freight costs.

The increase in gross margin was primarily driven by higher gross margins in Titleist golf clubs, Titleist golf balls and FootJoy golf wear. The increase in Titleist golf clubs was primarily driven by a favorable product mix shift and higher average selling prices. The increase in the Titleist golf ball segment was primarily driven by favorable manufacturing overhead absorption primarily driven by sales volume increases and a favorable product mix shift. The increase in FootJoy golf wear was primarily driven by a higher percentage of global eCommerce sales and retail sales in Korea. Increased inbound freight costs partially offset the gross margin increases across all reportable segments.

Selling, General and Administrative Expenses
SG&A expenses increased by $23.7 million to $176.4 million for the three months ended March 31, 2021 compared to $152.7 million for the three months ended March 31, 2020. This increase primarily resulted from an increase of $17.8 million in selling expense primarily due to higher sales volumes described above and an increase of $7.2 million in administrative expense primarily due to employee related expenses, partially offset by a decrease of $2.7 million in advertising and promotional expenses. Overall, SG&A included a $3.8 million unfavorable impact of changes in foreign currency exchange rates across all expense categories and segments.

Restructuring Charges
During the three months ended March 31, 2020, we recorded $11.2 million in severance and other benefits expense related to our voluntary retirement program, as well as $0.4 million in severance and other benefits related to involuntary headcount reductions both associated with our restructuring program approved in the first quarter of 2020. There were no additional charges related to these programs recorded during the three months ended March 31, 2021.
Other Expense, net
Other expense, net increased by $1.3 million to $2.0 million for the three months ended March 31, 2021 compared to $0.7 million for the three months ended March 31, 2020. This increase was primarily due to pension settlement costs of $1.4 million recorded during the three months ended March 31, 2021 related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program associated with management’s approved restructuring program.
Income Tax Expense
Income tax expense increased by $20.2 million to $27.8 million for the three months ended March 31, 2021 compared to $7.6 million for the three months ended March 31, 2020. Our effective tax rate ("ETR") was 24.3% for the three months ended March 31, 2021 compared to 46.0% for the three months ended March 31, 2020. The change in the ETR was primarily driven by the impact of the COVID-19 pandemic on our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased by $57.4 million, or 49.4%, to $173.6 million for the three months ended March 31, 2021 compared to $116.2 million for the three months ended March 31, 2020. On a constant currency basis, net sales in our Titleist golf balls segment increased by $53.1 million, or 45.7%, to $169.3 million. This increase was primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2021.
Operating income in our Titleist golf balls segment increased by $31.1 million to $34.3 million for the three months ended March 31, 2021 compared to $3.2 million for the three months ended March 31, 2020. The increase in operating income resulted from higher gross profit of $35.4 million, partially offset by higher operating expenses. The increase in gross profit was primarily driven by the sales volume increase discussed above and favorable manufacturing overhead absorption primarily driven by higher production volumes, partially offset by increased inbound freight costs. Operating expenses increased primarily as a result of increases of $2.9 million and $2.5 million in administrative and selling expenses, respectively, as discussed above.

Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased by $62.6 million, or 67.2%, to $155.8 million for the three months ended March 31, 2021 compared to $93.2 million for the three months ended March 31, 2020. On a constant currency basis, net sales in our Titleist golf clubs segment increased by $58.7 million, or 63.0%, to $151.9 million. This increase was primarily driven by higher sales volumes of our TSi drivers and TSi fairways launched in the fourth quarter of 2020, our TSi hybrids and Phantom X putters each launched in the first quarter of 2021 and higher average selling prices across all categories, partially offset by lower sales volumes of our previous generation wedges.
Operating income in our Titleist golf clubs segment increased by $37.3 million to $41.8 million for the three months ended March 31, 2021 compared to $4.5 million for the three months ended March 31, 2020. The increase in operating income resulted from higher gross profit of $41.0 million driven by the sales volume increase discussed above and higher average selling prices, partially offset by increased inbound freight costs and higher operating expenses. Higher operating expenses were primarily as a result of increases of $2.3 million and $2.1 million in selling and administrative expenses, respectively, as discussed above.

Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased by $9.6 million, or 22.1%, to $53.1 million for the three months ended March 31, 2021 compared to $43.5 million for the three months ended March 31, 2020. On a constant currency basis, net sales in our Titleist golf gear segment increased by $7.6 million, or 17.5%, to $51.1 million. This increase was due to sales volume increases across all categories of the gear business.
Operating income in our Titleist golf gear segment increased by $0.8 million, or 9.0%, to $9.7 million for the three months ended March 31, 2021 compared to $8.9 million for the three months ended March 31, 2020. The increase in operating income resulted from higher gross profit of $4.9 million driven by the sales volume increase discussed above, partially offset by increased inbound freight costs and higher operating expenses. Operating expenses increased primarily as a result of an increase of $2.8 million in selling expense, as discussed above.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased by $29.0 million, or 22.2%, to $159.4 million for the three months ended March 31, 2021 compared to $130.4 million for the three months ended March 31, 2020. On a constant currency basis, net sales in our FootJoy golf wear segment increased by $23.5 million, or 18.0%, to $153.9 million. This increase was driven by sales volume increases in footwear and golf gloves and higher average selling prices across all product categories.
Operating income in our FootJoy golf wear segment increased by $13.8 million, or 96.5%, to $28.1 million for the three months ended March 31, 2021 compared to $14.3 million for the three months ended March 31, 2020. The increase in operating income resulted from higher gross profit of $20.1 million as a result of the sales volume increase discussed above, a higher percentage of global eCommerce sales and retail sales in Korea, partially offset by increased inbound freight costs and higher operating expenses. Operating expenses increased primarily as a result of increases of $6.6 million and $1.4 million in selling and administrative expenses, respectively, as discussed above, partially offset by a decrease of $1.5 million in advertising and promotion expenses.

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
As of March 31, 2021, we had $111.1 million of unrestricted cash and cash equivalents (including $7.9 million attributable to our FootJoy golf shoe variable interest entity). As of March 31, 2021, 56.5% of our total unrestricted cash and cash equivalents was held at our non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
As noted previously, the COVID-19 pandemic could impact our results of operations in ways we cannot currently predict. Subject to the length and severity of the COVID-19 pandemic, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, including the current COVID-19 pandemic, demand for our products, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Debt and Financing Arrangement
As of March 31, 2021, we had $376.0 million of availability under our revolving credit facility after giving effect to $8.1 million of outstanding letters of credit. Additionally, we had $50.3 million available under our local credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. On March 5, 2021, we issued a notice exercising our right to an early termination of the covenant relief period under our amended credit agreement and as such are required to comply with the previous maximum net average total leverage ratio, and the interest rate margins, commitment fee and covenant baskets in effect prior to the amendment. See “Notes to Consolidated Financial Statements-Note-5-Debt and Financing Arrangements,” Item 1 of Part I included elsewhere in this report for a description of our credit agreement. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2021, we were in compliance with all covenants under the credit agreement.
See “Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further description of our credit facilities. Additionally, see "Risk Factors - Risks Related to Our Indebtedness" as described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Capital Expenditures
We made $6.4 million of capital expenditures during the three months ended March 31, 2021. Capital expenditures for the full year are expected to be in the range of $45 to $50 million, although the actual amount may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology to support our global strategic initiatives. The increase in projected capital expenditures in 2021 is primarily related to key strategic investments in our golf ball operations and precision manufacturing capabilities.

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
In March of 2021, we resumed share repurchases under our share repurchase program. During the three months ended March 31, 2021, we repurchased 56,156 shares of common stock on the open market at an average price of $42.34 for an aggregate of $2.4 million. As a result of these purchases, we recorded an additional liability to repurchase additional shares of common stock from Magnus of $2.3 million (55,447 shares of common stock) bringing the total liability to $11.1 million (355,341 shares of common stock) as of March 31, 2021. Excluding the impact of the share repurchase liability, as of March 31, 2021, we had $61.3 million remaining under the current share repurchase program, including $11.1 million related to the Magnus share repurchase agreement. In relation to the Magnus share repurchase agreement, on April 2, 2021, the Company repurchased from Magnus 355,341 shares of common stock for an aggregate of $11.1 million. See “Notes to Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our Magnus share repurchase agreement.
During the three months ended March 31, 2021, we paid dividends on our common stock of $12.7 million to our shareholders. During the second quarter of 2021, our Board of Directors declared a dividend of $0.165 per share of common stock to shareholders of record as of June 4, 2021 and payable on June 18, 2021.
Cash Flows
The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$(29,996)	$(72,512)
Investing activities	(6,410)	(5,741)
Financing activities	(1,226)	101,867
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(773)	(1,874)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,405)	$21,740
Cash Flows from Operating Activities
Net cash used in operating activities was $30.0 million for the three months ended March 31, 2021 compared to $72.5 million for the three months ended March 31, 2020, a decrease in cash used in operating activities of $42.5 million. The decrease in cash used in operating activities was primarily driven by an increase in net income offset in part by changes in working capital, both as a result of a significant increase in rounds of play and related consumer demand for golf-related products. Working capital at any specific point in time is subject to many variables including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
Net cash used in investing activities was $6.4 million for the three months ended March 31, 2021 compared to $5.7 million for the three months ended March 31, 2020, an increase in cash used in investing activities of $0.7 million driven by changes in capital expenditures.

Cash Flows from Financing Activities
Net cash used in financing activities was $1.2 million for the three months ended March 31, 2021 compared to net cash provided by financing activities of $101.9 million for the three months ended March 31, 2020, an increase in cash used in financing activities of $103.1 million. This increase was primarily due to a decrease in net proceeds from borrowings.
Off-Balance Sheet Arrangements
As of March 31, 2021, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Issued Accounting Standards
See Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this report for recently issued accounting standards, if any, including the dates of adoption and estimated effects on our consolidated financial statements.

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
During 2018, we entered into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of March 31, 2021, the notional value of our outstanding interest rate swap contracts was $140.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statement-Note-6-Derivative Financial Instruments" for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our pre-tax interest expense. As of March 31, 2021, we had $212.8 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs) after giving effect to $140.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of March 31, 2021 would have resulted in an increase of $2.1 million in our annual pre-tax interest expense.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at March 31, 2021 was $219.0 million, representing a net settlement asset of $0.7 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of March 31, 2021, while not predictive in nature, indicated that the net settlement asset of $0.7 million would decrease by $17.6 million resulting in a net settlement liability of $16.9 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.

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
ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended March 31, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, many of our employees began working remotely in March 2020 and continue to do so. This change to our working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We will continue to monitor and assess any impacts from the COVID-19 pandemic on our internal controls over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.      Legal Proceedings

We are defendants in lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.
Item 1A.      Risk Factors

You should carefully consider each of the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the other information set forth in this report. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the first quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
January 1, 2021 - January 31, 2021	—	$—	—	$63,672
February 1, 2021 - February 28, 2021	—	—	—	63,672
March 1, 2021 - March 31, 2021	56,156	42.34	56,156	61,295
Total	56,156	$42.34	56,156	$61,295

_______________________________________________________________________________
(1)    Our Board of Directors has authorized us to repurchase up to an aggregate of $100.0 million of our issued and outstanding common stock. In connection with this share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market up to an aggregate of $24.9 million at the same weighted average per share price. In relation to the Magnus share repurchase agreement, during the three months ended March 31, 2021 we recorded an additional $2.3 million liability for an additional 55,447 shares of common stock to be repurchased from Magnus, which are not included in the above table. The share repurchase program will remain in effect until completed or until terminated by the Board of Directors.
(2)    Includes $11.1 million related to the Magnus share repurchase agreement. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note 10-Common Stock,” Item 1 of Part I, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreement.
(3) On April 2, 2021, the Company repurchased from Magnus 355,341 shares of common stock for an aggregate of $11.1 million. At the completion of this transaction, the Company no longer had an obligation to repurchase shares of common stock from Magnus.

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

ACUSHNET HOLDINGS CORP.

Dated: May 6, 2021	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2021	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

