Form 10-Q
period 2021-06-30
Acushnet Holdings Corp.
filed 2021-08-05
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 73,905,679 shares of common stock outstanding as of July 30, 2021.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

4

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2021	2020
Assets
Current assets
Cash, cash equivalents and restricted cash ($11,600 and $6,843 attributable to the variable interest entity ("VIE"))	$253,251	$151,452
Accounts receivable, net	377,922	201,518
Inventories ($10,123 and $13,830 attributable to the VIE)	300,324	357,682
Prepaid and other assets	102,063	89,155
Total current assets	1,033,560	799,807
Property, plant and equipment, net ($10,392 and $10,538 attributable to the VIE)	219,379	222,811
Goodwill ($32,312 and $32,312 attributable to the VIE)	213,541	215,186
Intangible assets, net	469,438	473,533
Deferred income taxes	56,649	80,060
Other assets ($2,196 and $2,239 attributable to the VIE)	74,125	75,158
Total assets	$2,066,692	$1,866,555
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$21,485	$2,810
Current portion of long-term debt	17,500	17,500
Accounts payable ($8,966 and $8,702 attributable to the VIE)	126,644	112,867
Accrued taxes	59,179	40,952
Accrued compensation and benefits ($1,011 and $1,454 attributable to the VIE)	78,669	82,290
Accrued expenses and other liabilities ($3,615 and $3,699 attributable to the VIE)	119,336	101,260
Total current liabilities	422,813	357,679
Long-term debt	305,346	313,619
Deferred income taxes	3,751	3,821
Accrued pension and other postretirement benefits	122,651	121,929
Other noncurrent liabilities ($2,282 and $2,261 attributable to the VIE)	50,558	52,128
Total liabilities	905,119	849,176
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	1,521	126
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,855,036 and 75,666,367 shares issued	76	76
Additional paid-in capital	934,919	925,385
Accumulated other comprehensive loss, net of tax	(96,245)	(96,182)
Retained earnings	338,633	199,776
Treasury stock, at cost; 1,871,857 and 1,671,754 shares (including 299,894 of accrued share repurchases as of December 31, 2020) (Note 10)	(54,213)	(45,106)
Total equity attributable to Acushnet Holdings Corp.	1,123,170	983,949
Noncontrolling interests	36,882	33,304
Total shareholders' equity	1,160,052	1,017,253
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$2,066,692	$1,866,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Net sales	$624,850	$300,002	$1,205,735	$708,743
Cost of goods sold	290,424	143,545	560,570	351,331
Gross profit	334,426	156,457	645,165	357,412
Operating expenses:
Selling, general and administrative	210,255	130,535	386,624	283,258
Research and development	13,021	11,132	25,350	24,352
Intangible amortization	1,970	1,955	3,942	3,911
Restructuring charges	—	1,104	—	12,732
Income from operations	109,180	11,731	229,249	33,159
Interest expense, net	1,848	4,402	5,464	8,525
Other expense, net	239	4,174	2,231	4,864
Income before income taxes	107,093	3,155	221,554	19,770
Income tax expense (benefit)	24,573	(598)	52,407	7,042
Net income	82,520	3,753	169,147	12,728
Less: Net income attributable to noncontrolling interests	(1,435)	(1,440)	(3,104)	(1,538)
Net income attributable to Acushnet Holdings Corp.	$81,085	$2,313	$166,043	$11,190

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.09	$0.03	$2.22	$0.15
Diluted	1.08	0.03	2.21	0.15
Weighted average number of common shares:
Basic	74,661,356	74,252,981	74,719,450	74,394,967
Diluted	75,200,906	74,875,219	75,227,787	74,983,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$82,520	$3,753	$169,147	$12,728
Other comprehensive income:
Foreign currency translation adjustments	(962)	18,043	(8,042)	(4,740)
Cash flow derivative instruments:
Unrealized holding gains (losses) arising during period	677	(5,794)	5,044	1,608
Reclassification adjustments included in net income	2,520	881	3,083	(843)
Tax (expense) benefit	(917)	1,663	(2,581)	(185)
Cash flow derivative instruments, net	2,280	(3,250)	5,546	580
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	781	4,376	3,356	6,066
Tax expense	(184)	(1,083)	(923)	(1,451)
Pension and other postretirement benefits adjustments, net	597	3,293	2,433	4,615
Total other comprehensive income (loss)	1,915	18,086	(63)	455
Comprehensive income	84,435	21,839	169,084	13,183
Less: Comprehensive income attributable to noncontrolling interests	(1,467)	(1,537)	(2,996)	(1,655)
Comprehensive income attributable to Acushnet Holdings Corp.	$82,968	$20,302	$166,088	$11,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$169,147	$12,728
Adjustments to reconcile net income to cash flows provided by (used in) operating activities
Depreciation and amortization	20,638	20,571
Unrealized foreign exchange (gains) losses	(3,824)	2,184
Amortization of debt issuance costs	1,131	425
Share-based compensation	13,810	6,403
Loss (gain) on disposals of property, plant and equipment	127	(53)
Deferred income taxes	19,121	(4,244)
Changes in operating assets and liabilities
Accounts receivable	(180,474)	(56,640)
Inventories	54,744	30,066
Accounts payable	13,925	(23,187)
Accrued taxes	19,776	(1,626)
Other assets and liabilities	24,290	12,534
Cash flows provided by (used in) operating activities	152,411	(839)
Cash flows from investing activities
Additions to property, plant and equipment	(12,401)	(10,355)
Cash flows used in investing activities	(12,401)	(10,355)
Cash flows from financing activities
Proceeds from short-term borrowings, net	18,543	127,616
Repayments of term loan facility	(8,750)	(8,750)
Purchases of common stock	(17,885)	(6,976)
Debt issuance costs	—	(14)
Dividends paid on common stock	(24,872)	(23,034)
Dividends paid to noncontrolling interests	(111)	—
Payment of employee restricted stock tax withholdings	(3,946)	(496)
Cash flows (used in) provided by financing activities	(37,021)	88,346
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,190)	(307)
Net increase in cash, cash equivalents and restricted cash	101,799	76,845
Cash, cash equivalents and restricted cash, beginning of year	151,452	34,184
Cash, cash equivalents and restricted cash, end of period	$253,251	$111,029
Supplemental information
Non-cash additions to property, plant and equipment	$2,782	$1,014
Non-cash additions to right-of-use assets obtained in exchange for operating lease obligations	6,302	3,237
Non-cash additions to right-of-use assets obtained in exchange for finance lease obligations	150	427
Dividend equivalents rights ("DERs") declared not paid	1,031	477
Share repurchase liability (Note 10)	—	6,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of March 31, 2020	75,649	$76	$912,162	$(129,659)	$148,181	$(45,106)	$885,654	$32,910	$918,564
Net income	—	—	—	—	2,313	—	2,313	1,834	4,147
Other comprehensive income	—	—	—	18,086	—	—	18,086	—	18,086
Share-based compensation	—	—	4,052	—	—	—	4,052	—	4,052
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	7	—	(117)	—	—	—	(117)	—	(117)
Dividends and dividend equivalents declared	—	—	—	—	(11,761)	—	(11,761)	—	(11,761)
Balances as of June 30, 2020	75,656	$76	$916,097	$(111,573)	$138,733	$(45,106)	$898,227	$34,744	$932,971

Balances as of March 31, 2021	75,847	$76	$926,809	$(98,160)	$271,967	$(49,830)	$1,050,862	$35,118	$1,085,980
Net income	—	—	—	—	81,085	—	81,085	1,827	82,912
Other comprehensive income	—	—	—	1,915	—	—	1,915	—	1,915
Share-based compensation	—	—	8,110	—	—	—	8,110	—	8,110
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	8	—	—	—	—	—	—	—	—
Purchases of common stock (Note 10)	—	—	—	—	—	(4,383)	(4,383)	—	(4,383)
Dividends and dividend equivalents declared	—	—	—	—	(12,768)	—	(12,768)	—	(12,768)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(63)	(63)
Redemption value adjustment (Note 1)	—	—	—	—	(1,651)	—	(1,651)	—	(1,651)
Balances as of June 30, 2021	75,855	$76	$934,919	$(96,245)	$338,633	$(54,213)	$1,123,170	$36,882	$1,160,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2019	75,620	$76	$910,507	$(112,028)	$151,039	$(31,154)	$918,440	$32,386	$950,826
Net income	—	—	—	—	11,190	—	11,190	2,358	13,548
Other comprehensive income	—	—	—	455	—	—	455	—	455
Share-based compensation	—	—	6,075	—	—	—	6,075	—	6,075
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	36	—	(485)	—	—	—	(485)	—	(485)
Purchases of common stock (Note 10)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Share repurchase liability (Note 10)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Dividends and dividend equivalents declared	—	—	—	—	(23,496)	—	(23,496)	—	(23,496)
Balances as of June 30, 2020	75,656	$76	$916,097	$(111,573)	$138,733	$(45,106)	$898,227	$34,744	$932,971

Balances as of December 31, 2020	75,666	$76	$925,385	$(96,182)	$199,776	$(45,106)	$983,949	$33,304	$1,017,253
Net income	—	—	—	—	166,043	—	166,043	3,689	169,732
Other comprehensive loss	—	—	—	(63)	—	—	(63)	—	(63)
Share-based compensation	—	—	13,479	—	—	—	13,479	—	13,479
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	189	—	(3,945)	—	—	—	(3,945)	—	(3,945)
Purchases of common stock (Note 10)	—	—	—	—	—	(9,107)	(9,107)	—	(9,107)
Dividends and dividend equivalents declared	—	—	—	—	(25,535)	—	(25,535)	—	(25,535)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(111)	(111)
Redemption value adjustment (Note 1)	—	—	—	—	(1,651)	—	(1,651)	—	(1,651)
Balances as of June 30, 2021	75,855	$76	$934,919	$(96,245)	$338,633	$(54,213)	$1,123,170	$36,882	$1,160,052

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the full year ending December 31, 2021, nor were those of the comparable 2020 period representative of those actually experienced for the full year ended December 31, 2020. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2020 included in its Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Risks and Uncertainties
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”), which led to government-ordered shutdowns of non-essential businesses, travel restrictions and restrictions on public gatherings. As restrictions were eased, the game of golf experienced a surge in rounds of play around the world, which resulted in increased demand for the Company's products. The Company quickly began to experience demand pressures across all brands and product categories, which challenged, and continue to challenge, our supply chain and our ability to service our trade partners and golfers.
While government-ordered shutdowns and restrictions have eased in most regions and mass vaccination programs are underway, the emergence of virus variants and resurgences of positive cases has led to a return to tighter restrictions in some regions and could prompt tighter restrictions in other regions which could further disrupt the Company's supply chain. Although the Company has seen increased rounds of play and demand for golf-related products, over the course of the pandemic, this could change as mass vaccination programs continue to advance and restrictions are further eased on other activities.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of June 30, 2021 and December 31, 2020. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Noncontrolling Interests and Redeemable Noncontrolling Interest
The ownership interests held by owners other than the Company in less than wholly-owned subsidiaries are classified as noncontrolling interests. The financial results and position of noncontrolling interests are included in the Company’s unaudited condensed consolidated financial statements. The value attributable to the noncontrolling interests is presented on the unaudited condensed consolidated balance sheets, separately from the equity attributable to the Company. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are presented separately on the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income, respectively.
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially recorded the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of net income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. During the three and six months ended June 30, 2021, the Company recorded a $1.7 million redemption value adjustment. This adjustment was recognized through retained earnings and was not reflected in net income (loss) or comprehensive income (loss). The value attributable to the redeemable noncontrolling interest and the related loan to the minority shareholders, which is recorded as a reduction to redeemable noncontrolling interest, is presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders included in temporary equity on the unaudited condensed consolidated balance sheets was $4.4 million as of both June 30, 2021 and December 31, 2020.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of both June 30, 2021 and December 31, 2020, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $2.0 million.
Foreign Currency Translation and Transactions
Foreign currency transaction gains (losses) included in selling, general and administrative expense were losses of $0.2 million and gains of $2.6 million for the three months ended June 30, 2021 and 2020, respectively. Foreign currency transaction gains (losses) included in selling, general and administrative expense were losses of $1.2 million and gains of $1.6 million for the six months ended June 30, 2021 and 2020, respectively.
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
The activity related to the allowance for doubtful accounts for the periods presented was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$7,077	$5,782	$7,698	$5,338
Bad debt expense (recovery)	143	1,792	(302)	2,708
Amount of receivables recovered (written off)	100	12	(44)	(274)
Foreign currency translation and other	14	157	(18)	(29)
Balance at end of period	$7,334	$7,743	$7,334	$7,743
3. Inventories
The components of inventories were as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Raw materials and supplies	$82,146	$74,302
Work-in-process	23,915	22,913
Finished goods	194,263	260,467
Inventories	$300,324	$357,682
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$3,899	$4,149	$3,831	$4,048
Provision	1,656	121	2,685	1,330
Claims paid/costs incurred	(1,229)	(786)	(2,147)	(1,730)
Foreign currency translation and other	7	110	(36)	(54)
Balance at end of period	$4,333	$3,594	$4,333	$3,594

5. Debt and Financing Arrangements
Credit Facility
The credit facility includes a revolving credit facility and a term loan facility. There were outstanding borrowings under the revolving credit facility of $21.5 million as of June 30, 2021. The weighted average interest rate applicable to these outstanding borrowings was 1.12% as of June 30, 2021. There were no outstanding borrowings under the revolving credit facility as of December 31, 2020. As of June 30, 2021, the Company had available borrowings under its revolving credit facility of $366.6 million after giving effect to $11.9 million of outstanding letters of credit.
On July 3, 2020, the Company amended its credit agreement dated December 23, 2019 (the “First Amendment”) to, among other things, modify the maximum net average total leverage ratio, the interest rate margins, commitment fee and covenant baskets for each of the fiscal quarters ending after June 30, 2020 and on or before September 30, 2021 (the “Covenant Relief Period”). On March 5, 2021, the Company issued a notice exercising its right to an early termination of the Covenant Relief Period and as such is now required to comply with the previous maximum net average total leverage ratio, and the interest rate margins, commitment fee and covenant baskets reverted to the levels in effect prior to the First Amendment as discussed below. During the six months ended June 30, 2021, the Company recorded additional interest expense of approximately $0.7 million related to the acceleration of unamortized debt issuance costs in connection with terminating the Covenant Relief Period, none of which was recorded during the three months ended June 30, 2021.
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
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2021, the Company was in compliance with all covenants under the credit agreement.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were no outstanding borrowings under the Company's local credit facilities as of June 30, 2021. There were outstanding borrowings under the Company's local credit facilities of $2.8 million as of December 31, 2020. The weighted average interest rate applicable to the outstanding borrowings was 2.00% as of December 31, 2020. As of June 30, 2021, the Company had available borrowings remaining under these local credit facilities of $58.5 million.
Letters of Credit
As of June 30, 2021 and December 31, 2020, there were outstanding letters of credit related to agreements, including the Company's credit facility, totaling $15.6 million and $11.7 million, respectively, of which $12.4 million and $8.3 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $57.5 million as of June 30, 2021.
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

Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of June 30, 2021 and December 31, 2020 was $203.7 million and $248.1 million, respectively.
As a result of the impact of the COVID-19 pandemic, during the six months ended June 30, 2020, the Company de-designated certain foreign exchange cash flow hedges deemed ineffective, none of which were outstanding as of June 30, 2021 or December 31, 2020.
The Company also enters into foreign exchange forward contracts, which do not qualify as hedging instruments, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of June 30, 2021 and December 31, 2020.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of June 30, 2021, there were no interest rate swap contracts outstanding. As of December 31, 2020, the notional value of the Company's outstanding interest rate swap contracts was $140.0 million.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		June 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2021	2020
Prepaid and other assets	Foreign exchange forward	$3,720	$1,166
Other assets	Foreign exchange forward	1,569	30
Accrued expenses and other liabilities	Foreign exchange forward	2,332	6,400
	Interest rate swap	—	1,571
Other noncurrent liabilities	Foreign exchange forward	—	985

The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Type of hedge
Foreign exchange forward	$676	$(5,637)	$5,052	$3,830
Interest rate swap	1	(157)	(8)	(2,222)
Total	$677	$(5,794)	$5,044	$1,608
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net loss of $1.2 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.

The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Location of gain (loss) in statement of operations
Foreign exchange forward:
Cost of goods sold	$(1,910)	$232	$(1,514)	$1,774
Selling, general and administrative (1)(2)	(7)	(2,063)	633	(529)
Total	$(1,917)	$(1,831)	$(881)	$1,245

Interest Rate Swap:
Interest expense, net	$(610)	$(902)	$(1,569)	$(1,380)
Total	$(610)	$(902)	$(1,569)	$(1,380)
_______________________________________________________________________________
(1)    Relates to net gains (losses) on foreign exchange forward contracts derived from previously designated cash flow hedges.
(2)    Selling, general and administrative expense excludes net losses of $0.2 million and net gains of $0.4 million reclassified out of accumulated other comprehensive loss, net of tax related to hedges deemed ineffective for the three and six months ended June 30, 2020, respectively.
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 were as follows:

	Fair Value Measurements as of
	June 30, 2021 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,188	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	3,720	—	Prepaid and other assets
Deferred compensation program assets	827	—	—	Other assets
Foreign exchange derivative instruments	—	1,569	—	Other assets
Total assets	$6,015	$5,289	$—
Liabilities
Foreign exchange derivative instruments	$—	$2,332	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	827	—	—	Other noncurrent liabilities
Total liabilities	$827	$2,332	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 were as follows:

	Fair Value Measurements as of
	December 31, 2020 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,160	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	1,166	—	Prepaid and other assets
Deferred compensation program assets	802	—	—	Other assets
Foreign exchange derivative instruments	—	30	—	Other assets
Total assets	$5,962	$1,196	$—
Liabilities
Foreign exchange derivative instruments	$—	$6,400	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1,571	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	802	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	985	—	Other noncurrent liabilities
Total liabilities	$802	$8,956	$—
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
Interest rate derivative instruments are interest rate swap contracts used to reduce interest rate risk related to the Company's floating rate debt (Note 6). Prior to maturing in May 2021, the valuation for the interest rate swap contracts was calculated as the net of the discounted future cash flows of the pay and receive legs of the swap. Mid-market interest rates on the valuation date were used to create the forward curve for floating legs and discount curve.

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
(in thousands)	2021	2020	2021	2020
Components of net periodic benefit cost (income)
Service cost	$1,992	$2,462	$173	$129
Interest cost	2,194	2,538	76	104
Expected return on plan assets	(2,399)	(2,902)	—	—
Settlement expense	118	3,850	—	—
Amortization of net loss (gain)	695	1,343	(95)	(270)
Amortization of prior service cost (credit)	70	69	(34)	(34)
Net periodic benefit cost (income)	$2,670	$7,360	$120	$(71)
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Components of net periodic benefit cost (income)
Service cost	$4,127	$4,778	$335	$300
Interest cost	4,145	5,050	151	216
Expected return on plan assets	(4,946)	(5,805)	—	—
Settlement expense	1,537	3,850	—	—
Amortization of net loss (gain)	2,116	2,307	(160)	(484)
Amortization of prior service cost (credit)	141	139	(68)	(68)
Net periodic benefit cost (income)	$7,120	$10,319	$258	$(36)
The non-service cost components of net periodic benefit cost (income) are included in other expense, net in the unaudited condensed consolidated statements of operations.
9. Income Taxes
Income tax expense increased by $25.2 million to $24.6 million for the three months ended June 30, 2021 compared to an income tax benefit of $0.6 million for the three months ended June 30, 2020. The Company’s effective tax rate ("ETR") was 22.9% for the three months ended June 30, 2021 compared to (19.0)% for the three months ended June 30, 2020. Income tax expense increased by $45.4 million to $52.4 million for the six months ended June 30, 2021 compared to $7.0 million for the six months ended June 30, 2020. The Company’s ETR was 23.7% for the six months ended June 30, 2021 compared to 35.6% for the six months ended June 30, 2020.
The ETR for the three and six months ended June 30, 2021 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income and the geographic mix of income earned by the Company's international subsidiaries, partially offset by the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits. The ETR for the three and six months ended June 30, 2020 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income and the geographic mix of income earned by the Company's international subsidiaries, as well as a discrete tax benefit related to a reduction of foreign withholding taxes.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2021:
Second Quarter	$0.165	$12,768
First Quarter	0.165	12,767
Total dividends declared in 2021	$0.330	$25,535

2020:
Fourth Quarter	$0.155	$11,983
Third Quarter	0.155	11,790
Second Quarter	0.155	11,761
First Quarter	0.155	11,735
Total dividends declared in 2020	$0.620	$47,269
During the third quarter of 2021, the Company's Board of Directors declared a dividend of $0.165 per share of common stock to shareholders of record as of September 3, 2021 and payable on September 17, 2021.
Share Repurchase Program
As of June 30, 2021, the Board of Directors had authorized the Company to repurchase up to an aggregate of $100.0 million of its issued and outstanding common stock. In April 2020, the Company temporarily suspended stock repurchases under its share repurchase program in light of the COVID-19 pandemic. In March 2021, the Company resumed share repurchases under its share repurchase program.
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
As the Company repurchased a cumulative total of $24.9 million of common stock through open market purchases, the determination date, as defined in the Magnus share repurchase agreement, was automatically triggered on March 18, 2021. As a result, on April 2, 2021, the Company repurchased from Magnus 355,341 shares of common stock for an aggregate of $11.1 million, in completion of the Company's previously discussed share repurchase obligations. In relation to the Magnus share repurchase agreement, the Company had recorded a share repurchase liability of $8.8 million for 299,894 shares of common stock to be repurchased from Magnus related to shares repurchased in the open market from the initial determination date up through the time that the Company temporarily suspended its share repurchase program, which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheet as of December 31, 2020.

The Company's share repurchase activity was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Shares repurchased in the open market:
Shares repurchased	88,500	—	144,656	243,894
Average price	$49.51	$—	$46.73	$28.60
Aggregate value	$4,383	$—	$6,760	$6,976
Shares repurchased from Magnus:
Shares repurchased	355,341	—	355,341	—
Average price	$31.31	$—	$31.31	$—
Aggregate value	$11,125	$—	$11,125	$—
Total shares repurchased:
Shares repurchased	443,841	—	499,997	243,894
Average price	$34.94	$—	$35.77	$28.60
Aggregate value	$15,508	$—	$17,885	$6,976
As of June 30, 2021, the Company had $45.8 million remaining under the current share repurchase authorization. This program will remain in effect until completed or until terminated by the Board of Directors.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of June 30, 2021, the only awards granted under the 2015 Plan were RSUs and PSUs.
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

A summary of the Company’s RSUs and PSUs as of June 30, 2021 and changes during the six months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2020	1,253,173	$24.33	457,576	$24.55
Granted	309,066	45.72	145,882	45.36
Vested (1)	(380,097)	25.39	—	—
Forfeited	(34,271)	25.53	(2,631)	25.45
Outstanding as of June 30, 2021	1,147,871	$29.70	600,827	$29.60

_______________________________________________________________________________
(1) Includes 120,178 shares of common stock related to RSUs and no shares of common stock related to PSUs that were not delivered as of June 30, 2021.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Six months ended		Six months ended
	June 30, 2021		June 30, 2020
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	278,607	—	52,512	789
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(89,938)	—	(16,973)	(269)
Net shares of common stock issued	188,669	—	35,539	520

Cumulative undelivered shares of common stock	405,334	—	262,568	—
Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
RSUs	$3,951	$3,787	$6,310	$6,265
PSUs	4,159	265	7,169	(190)
During the three and six months ended June 30, 2020, the Company adjusted the estimate of its performance against metrics for certain PSUs downward, resulting in a reversal of previously recognized share-based compensation expense. During the three and six months ended June 30, 2021, based on updated forecast information, the Company increased the estimate of its performance against metrics for these PSUs and recognized additional cumulative share-based compensation expense in both periods.
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $20.1 million and $15.9 million, respectively, as of June 30, 2021 and both are expected to be recognized over the related weighted average period of 2.1 years.
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Cost of goods sold	$259	$403	$252	$628
Selling, general and administrative	7,527	3,575	12,908	5,289
Research and development	491	238	650	486
Total compensation expense before income tax	8,277	4,216	13,810	6,403
Income tax benefit	1,845	849	3,112	1,312
Total compensation expense, net of income tax	$6,432	$3,367	$10,698	$5,091

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

	Foreign	Gains (Losses) on	Gains (Losses) on	Pension and	Accumulated
	Currency	Foreign Exchange	Interest Rate	Other	Other
	Translation	Derivative	Swap Derivative	Postretirement	Comprehensive
(in thousands)	Adjustments	Instruments	Instruments	Adjustments	Loss, Net of Tax
Balance as of December 31, 2020	$(43,906)	$(4,471)	$(1,179)	$(46,626)	$(96,182)
Other comprehensive income (loss) before reclassifications	(8,042)	5,052	(8)	(210)	(3,208)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	1,514	1,569	3,566	6,649
Tax expense	—	(2,199)	(382)	(923)	(3,504)
Balance as of June 30, 2021	$(51,948)	$(104)	$—	$(44,193)	$(96,245)
13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020

Net income attributable to Acushnet Holdings Corp.	$81,085	$2,313	$166,043	$11,190

Weighted average number of common shares:
Basic	74,661,356	74,252,981	74,719,450	74,394,967
Diluted	75,200,906	74,875,219	75,227,787	74,983,411

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.09	$0.03	$2.22	$0.15
Diluted	$1.08	$0.03	$2.21	$0.15
Net income per common share attributable to Acushnet Holdings Corp. for the three and six months ended June 30, 2021 and 2020 was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three and six months ended June 30, 2021 and 2020 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
For the three and six months ended June 30, 2021 and 2020, the following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
RSUs	—	—	145,742	—

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
Results shown for the three and six months ended June 30, 2021 and 2020 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net sales
Titleist golf balls	$202,265	$102,139	$375,902	$218,378
Titleist golf clubs	152,821	72,396	308,648	165,610
Titleist golf gear	64,975	32,369	118,095	75,894
FootJoy golf wear	164,636	68,336	324,070	198,723
Other	40,153	24,762	79,020	50,138
Total net sales	$624,850	$300,002	$1,205,735	$708,743

Segment operating income (loss)
Titleist golf balls	$40,494	$10,048	$74,811	$13,291
Titleist golf clubs	29,379	(2,361)	71,178	2,142
Titleist golf gear	12,399	4,659	22,127	13,524
FootJoy golf wear	21,011	(1,855)	49,128	12,442
Other	6,548	2,667	13,019	3,747
Total segment operating income	109,831	13,158	230,263	45,146
Reconciling items:
Interest expense, net	(1,848)	(4,402)	(5,464)	(8,525)
Restructuring charges	—	(1,104)	—	(12,732)
Non-service cost component of net periodic benefit cost	(625)	(4,698)	(2,916)	(5,205)
Other	(265)	201	(329)	1,086
Total income before income tax	$107,093	$3,155	$221,554	$19,770
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
United States	$315,323	$145,230	$623,959	$356,238
EMEA (1)	97,374	34,126	177,949	108,797
Japan	45,588	22,142	101,965	59,698
Korea	96,954	65,889	176,051	116,338
Rest of world	69,611	32,615	125,811	67,672
Total net sales	$624,850	$300,002	$1,205,735	$708,743
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
The Company's purchase obligations as of June 30, 2021 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2021	2022	2023	2024	2025	Thereafter
Purchase obligations (1)	$193,483	$25,139	$4,345	$2,565	$2,556	$1,284
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included on the unaudited condensed consolidated balance sheet as of June 30, 2021.
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
16. Restructuring Charges
During the first quarter of 2020, management approved a restructuring program to refine its business model and improve operational efficiencies, which included both a voluntary bridge to retirement ("VBR") program for certain eligible employees and involuntary headcount reductions ("Other"). The Company recorded cumulative severance and other benefits expense of $11.2 million related to its VBR program and $2.0 million related to its Other restructuring program. There are no further costs expected to be incurred in relation to these programs.
The activity related to the Company’s restructuring programs was as follows:

	Six months ended June 30, 2021
(in thousands)	VBR	Other
Balance at beginning of period	$6,243	$778
Payments	(4,127)	(591)
Foreign currency translation and other	(19)	(1)
Balance at end of period	$2,097	$186
The restructuring program liabilities recognized on the unaudited condensed consolidated balance sheets were as follows:

(in thousands)		June 30,	December 31,
Balance Sheet Location	Restructuring Program	2021	2020
Accrued compensation and benefits	VBR	$2,097	$6,018
	Other	186	778
Other noncurrent liabilities	VBR	—	225

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
Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”), which led to government-ordered shutdowns of non-essential businesses, travel restrictions and restrictions on public gatherings and, as a result, our results of operations for the second quarter and first half of 2020 were negatively impacted. As restrictions were eased, the game of golf experienced a surge in rounds of play around the world, which resulted in increased demand for our products. On a Company-wide basis, we quickly began to experience demand pressures across all brands and product categories, which challenged, and continue to challenge, our supply chain and our ability to service our trade partners and golfers.
During the first half of 2021, rounds of play remained high and we continued to see an increase in demand for our products, leading to increased sales volumes across all reportable segments. However, during this period, we also experienced supply chain disruptions causing shortages of various raw materials and increased freight charges.
While government-ordered shutdowns and restrictions have eased in most regions and mass vaccination programs are underway, the emergence of virus variants and resurgences of positive cases has led to a return to tighter restrictions in some regions and could prompt tighter restrictions in other regions which could further disrupt our supply chain. Although we have seen increased rounds of play and demand for golf-related products, over the course of the pandemic, this could change as mass vaccination programs continue to advance and restrictions are further eased on other activities. Accordingly, our business, results of operations, financial position and cash flows could be materially impacted in ways that we cannot currently predict.

Key Performance Measures
We use various financial metrics to measure and evaluate our business, including, among others: (i) net sales on a constant currency basis, (ii) Adjusted EBITDA on a consolidated basis, (iii) Adjusted EBITDA margin on a consolidated basis and (iv) segment operating income (loss).
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
Lastly, we use segment operating income (loss) to evaluate and assess the performance of each of our reportable segments and to make budgeting decisions. Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes interest expense, net; restructuring charges; the non-service cost component of net periodic benefit cost; transaction fees and other non-operating gains and losses as we do not allocate these to the reportable segments.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net sales	$624,850	$300,002	$1,205,735	$708,743
Cost of goods sold	290,424	143,545	560,570	351,331
Gross profit	334,426	156,457	645,165	357,412
Operating expenses:
Selling, general and administrative	210,255	130,535	386,624	283,258
Research and development	13,021	11,132	25,350	24,352
Intangible amortization	1,970	1,955	3,942	3,911
Restructuring charges	—	1,104	—	12,732
Income from operations	109,180	11,731	229,249	33,159
Interest expense, net	1,848	4,402	5,464	8,525
Other expense, net	239	4,174	2,231	4,864
Income before income taxes	107,093	3,155	221,554	19,770
Income tax expense (benefit)	24,573	(598)	52,407	7,042
Net income	82,520	3,753	169,147	12,728
Less: Net income attributable to noncontrolling interests	(1,435)	(1,440)	(3,104)	(1,538)
Net income attributable to Acushnet Holdings Corp.	$81,085	$2,313	$166,043	$11,190
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$81,085	$2,313	$166,043	$11,190
Interest expense, net	1,848	4,402	5,464	8,525
Income tax expense (benefit)	24,573	(598)	52,407	7,042
Depreciation and amortization	10,275	10,302	20,638	20,571
Share-based compensation	8,277	4,216	13,810	6,403
Restructuring & transformation costs (1)	—	1,439	—	13,067
Other extraordinary, unusual or non-recurring items, net (2)(3)	271	9,557	1,582	17,543
Net income attributable to noncontrolling interests	1,435	1,440	3,104	1,538
Adjusted EBITDA	$127,764	$33,071	$263,048	$85,879
Adjusted EBITDA margin	20.4%	11.0%	21.8%	12.1%

_______________________________________________________________________________________
(1)Relates to severance and other costs associated with management's program to refine the Company's business model and improve operational efficiencies.
(2)The three and six months ended June 30, 2021 include pension settlement costs of $0.1 million and $1.5 million, respectively, related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program as part of management’s approved restructuring program, as well as other immaterial unusual or non-recurring items, net.
(3)The three and six months ended June 30, 2020 include salaries and benefits paid for associates who could not work due to government mandated shutdowns, fringe benefits paid for furloughed associates, spoiled raw materials, incremental costs to support remote work and the cost of additional health and safety equipment of $6.0 million and $13.5 million, respectively. The three and six months ended June 30, 2020 also include $3.9 million of pension settlement costs related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement plan as part of management’s approved restructuring program, as well as other immaterial unusual or non-recurring items, net for the three and six months ended June 30, 2020.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
Titleist golf balls	$202.3	$102.1	$100.2	98.1%	$93.5	91.6%
Titleist golf clubs	152.8	72.4	80.4	111.0%	75.0	103.6%
Titleist golf gear	65.0	32.4	32.6	100.6%	30.1	92.9%
FootJoy golf wear	164.6	68.3	96.3	141.0%	88.3	129.3%

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
United States	$315.3	$145.2	$170.1	117.1%	$170.1	117.1%
EMEA (1)	97.4	34.1	63.3	185.6%	52.8	154.8%
Japan	45.6	22.1	23.5	106.3%	24.2	109.5%
Korea	97.0	65.9	31.1	47.2%	23.1	35.1%
Rest of world	69.6	32.7	36.9	112.8%	29.4	89.9%
Total net sales	$624.9	$300.0	$324.9	108.3%	$299.6	99.9%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income (loss) by reportable segment is summarized as follows:

	Three months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income (loss)	2021	2020	$ change	% change
Titleist golf balls	$40.5	$10.0	$30.5	*
Titleist golf clubs	29.4	(2.4)	31.8	*
Titleist golf gear	12.4	4.7	7.7	163.8%
FootJoy golf wear	21.0	(1.9)	22.9	*
_______________________________________________________________________________
*Percentage change not meaningful
Net Sales
Net sales increased by $324.9 million, or 108.3%, to $624.9 million for the three months ended June 30, 2021 compared to $300.0 million for the three months ended June 30, 2020. On a constant currency basis, net sales increased by $299.6 million, or 99.9%, to $599.6 million. The increase in net sales on a constant currency basis was largely due to the adverse impact of government-ordered shutdowns in the second quarter of 2020 coupled with sales volume increases across all reportable segments, as rounds of play and consumer demand for golf-related products remained elevated during the second quarter of 2021. Sales volume growth of products that are not allocated to one of our four reportable segments also contributed to the increase in net sales.
The increase in net sales in the United States was driven by an increase of $65.8 million in Titleist golf balls, an increase of $43.7 million in FootJoy golf wear, an increase of $41.1 million in Titleist golf clubs and an increase of $17.1 million in Titleist golf gear, all driven by the same factors discussed above.
Net sales in regions outside the United States increased by $154.8 million, or 100.0%, to $309.6 million for the three months ended June 30, 2021 compared to $154.8 million for the three months ended June 30, 2020. On a constant currency basis, net sales in regions outside of the United States increased by $129.5 million, or 83.7%, to $284.3 million. The increase in net sales in all regions was primarily driven by increased sales across all reportable segments, driven by the same factors discussed above.
Gross Profit
Gross profit increased by $177.9 million to $334.4 million for the three months ended June 30, 2021 compared to $156.5 million for the three months ended June 30, 2020. Gross margin increased to 53.5% for the three months ended June 30, 2021 compared to 52.2% for the three months ended June 30, 2020. The increase in gross profit resulted from an increase of $60.1 million in Titleist golf balls, an increase of $49.5 million in Titleist golf clubs, an increase of $44.9 million in FootJoy golf wear and an increase of $14.9 million in Titleist golf gear, each primarily due to the sales volume changes discussed above, partially offset by increased inbound freight costs.
The increase in gross margin was primarily due to higher gross margins in Titleist golf balls and Titleist golf clubs due to favorable manufacturing overhead absorption driven by sales volume increases and decreased period costs and higher average selling prices in Titleist golf clubs. The second quarter of 2020 included nonrecurring period costs related to the temporary closure of our United States-based golf ball manufacturing facilities. These gross margin increases were partially offset by lower gross margins in FootJoy golf wear primarily due to higher manufacturing costs in FootJoy footwear and higher inbound freight costs across all reportable segments.
Selling, General and Administrative Expenses
SG&A expenses increased by $79.8 million to $210.3 million for the three months ended June 30, 2021 compared to $130.5 million for the three months ended June 30, 2020, primarily driven by lower SG&A in the second quarter of 2020 due to expense reduction measures taken across all reportable segments as a result of the COVID-19 pandemic. This increase was comprised of an increase of $38.0 million in selling expense due to the higher sales volumes as discussed above, an increase of $33.9 million in advertising, promotional and professional tour expenses and an increase of $7.5 million in administrative expense primarily due to consulting expenses and employee-related expenses. Overall, SG&A included a $5.6 million unfavorable impact of changes in foreign currency exchange rates across all expense categories and reportable segments.
Research and Development
R&D expenses increased by $1.9 million to $13.0 million for the three months ended June 30, 2021 compared to $11.1 million for the three months ended June 30, 2020, primarily related to an increase in employee-related costs.
Interest Expense, net
Interest expense, net decreased by $2.6 million to $1.8 million for the three months ended June 30, 2021 compared to $4.4 million for the three months ended June 30, 2020. This decrease was primarily due to a decrease in borrowings and interest rates for the three months ended June 30, 2021.
Other Expense, net
Other expense, net decreased by $4.0 million to $0.2 million for the three months ended June 30, 2021 compared to $4.2 million for the three months ended June 30, 2020. This decrease was primarily due to a decrease in pension settlement costs recorded related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program associated with management’s approved restructuring program.
Income Tax Expense (Benefit)
Income tax expense increased by $25.2 million to $24.6 million for the three months ended June 30, 2021 compared to an income tax benefit of $0.6 million for the three months ended June 30, 2020. Our Effective Tax Rate ("ETR") was 22.9% for the three months ended June 30, 2021 compared to (19.0)% for the three months ended June 30, 2020. The change in the ETR was primarily driven by the impact of the COVID-19 pandemic on our jurisdictional mix of earnings, as well as a discrete tax benefit recognized for the three months ended June 30, 2020 related to a reduction of foreign withholding taxes.

Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased by $100.2 million, or 98.1%, to $202.3 million for the three months ended June 30, 2021 compared to $102.1 million for the three months ended June 30, 2020. On a constant currency basis, net sales in our Titleist golf balls segment increased by $93.5 million, or 91.6%, to $195.6 million. This increase was largely due to the adverse impact of government-ordered shutdowns in the second quarter of 2020 combined with higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2021.
Operating income in our Titleist golf balls segment increased by $30.5 million to $40.5 million for the three months ended June 30, 2021 compared to $10.0 million for the three months ended June 30, 2020. The increase in operating income resulted from higher gross profit of $60.1 million, partially offset by higher operating expenses. The increase in gross profit was primarily driven by the sales volume increase discussed above and favorable manufacturing overhead absorption due to higher production volumes coupled with nonrecurring period costs incurred related to the temporary closure of our United States-based golf ball manufacturing facilities during the second quarter of 2020, partially offset by increased inbound freight costs. Operating expenses increased primarily as a result of increases of $17.5 million, $7.8 million and $2.9 million in advertising and promotional, selling and administrative expenses, respectively.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased by $80.4 million, or 111.0%, to $152.8 million for the three months ended June 30, 2021 compared to $72.4 million for the three months ended June 30, 2020. On a constant currency basis, net sales in our Titleist golf clubs segment increased by $75.0 million, or 103.6%, to $147.4 million. This increase was largely due to the adverse impact of government-ordered shutdowns in the second quarter of 2020. Also contributing to the increase were higher sales volumes and average selling prices across all product categories.
Operating income in our Titleist golf clubs segment increased by $31.8 million to $29.4 million for the three months ended June 30, 2021 compared to an operating loss of $2.4 million for the three months ended June 30, 2020. The increase in operating income resulted from higher gross profit of $49.5 million driven by the sales volume increase and higher average selling prices discussed above, partially offset by increased inbound freight costs and higher operating expenses. Higher operating expenses were primarily as a result of increases of $8.0 million, $7.5 million and $2.0 million in advertising and promotional, selling and administrative expenses, respectively.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased by $32.6 million, or 100.6%, to $65.0 million for the three months ended June 30, 2021 compared to $32.4 million for the three months ended June 30, 2020. On a constant currency basis, net sales in our Titleist golf gear segment increased by $30.1 million, or 92.9%, to $62.5 million. This increase was largely due to the adverse impact of government-ordered shutdowns in the second quarter of 2020. Sales volumes increased across all product categories.
Operating income in our Titleist golf gear segment increased by $7.7 million, or 163.8%, to $12.4 million for the three months ended June 30, 2021 compared to $4.7 million for the three months ended June 30, 2020. The increase in operating income resulted from higher gross profit of $14.9 million driven by the sales volume increase discussed above, partially offset by increased inbound freight costs and higher operating expenses. Operating expenses increased primarily as a result of an increase of $5.1 million in selling expense.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased by $96.3 million, or 141.0%, to $164.6 million for the three months ended June 30, 2021 compared to $68.3 million for the three months ended June 30, 2020. On a constant currency basis, net sales in our FootJoy golf wear segment increased by $88.3 million, or 129.3%, to $156.6 million. This increase was largely due to the adverse impact of government-ordered shutdowns in the second quarter of 2020. Sales volumes increased across all product categories and average selling prices were higher in apparel and gloves.
Operating income in our FootJoy golf wear segment increased by $22.9 million to $21.0 million for the three months ended June 30, 2021 compared to an operating loss of $1.9 million for the three months ended June 30, 2020. The increase in operating income resulted from higher gross profit of $44.9 million as a result of the sales volume increase discussed above, partially offset by higher manufacturing costs in footwear, increased inbound freight costs and higher operating expenses.

Operating expenses increased primarily as a result of increases of $13.9 million and $6.4 million in selling and advertising and promotional expenses, respectively.
Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net sales by reportable segment is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
Titleist golf balls	$375.9	$218.4	$157.5	72.1%	$146.6	67.1%
Titleist golf clubs	308.6	165.6	143.0	86.4%	133.7	80.7%
Titleist golf gear	118.1	75.9	42.2	55.6%	37.7	49.7%
FootJoy golf wear	324.1	198.7	125.4	63.1%	111.8	56.3%

Net sales information by region is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
United States	$624.0	$356.2	$267.8	75.2%	$267.8	75.2%
EMEA	177.9	108.8	69.1	63.5%	52.0	47.8%
Japan	102.0	59.7	42.3	70.9%	41.6	69.7%
Korea	176.1	116.3	59.8	51.4%	46.6	40.1%
Rest of world	125.7	67.7	58.0	85.7%	46.0	67.9%
Total net sales	$1,205.7	$708.7	$497.0	70.1%	$454.0	64.1%

Segment operating income by reportable segment is summarized as follows:

	Six months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2021	2020	$ change	% change
Titleist golf balls	$74.8	$13.3	$61.5	*
Titleist golf clubs	71.2	2.1	69.1	*
Titleist golf gear	22.1	13.5	8.6	63.7%
FootJoy golf wear	49.1	12.4	36.7	*
_______________________________________________________________________________
*Percentage change not meaningful
Net Sales
Net sales increased by $497.0 million, or 70.1%, to $1,205.7 million for the six months ended June 30, 2021 compared to $708.7 million for the six months ended June 30, 2020. On a constant currency basis, net sales increased by $454.0 million, or 64.1%, to $1,162.7 million. The increase in net sales on a constant currency basis was largely due to the adverse impact of government-ordered shutdowns in the second quarter of 2020 coupled with sales volume increases across all reportable segments, as rounds of play and consumer demand for golf-related products remained elevated during the first six months of 2021. Sales volume growth of products that are not allocated to one of our four reportable segments also contributed to the increase in net sales.

The increase in net sales in the United States was driven by an increase of $107.4 million in Titleist golf balls, an increase of $78.4 million in Titleist golf clubs, an increase of $57.1 million in FootJoy golf wear and an increase of $22.3 million in Titleist golf gear, all driven by the same factors discussed above.

Net sales in regions outside the United States increased by $229.2 million, or 65.0%, to $581.7 million for the six months ended June 30, 2021 compared to $352.5 million for the six months ended June 30, 2020. On a constant currency basis, net sales in such regions increased by $186.2 million, or 52.8%, to $538.7 million. The increase in net sales in all regions was primarily driven by increased sales across all reportable segments driven by the same factors discussed above.

Gross Profit
Gross profit increased by $287.8 million to $645.2 million for the six months ended June 30, 2021 compared to $357.4 million for the six months ended June 30, 2020. Gross margin increased to 53.5% for the six months ended June 30, 2021 compared to 50.4% for the six months ended June 30, 2020. The increase in gross profit primarily resulted from an increase of $95.5 million in Titleist golf balls, an increase of $90.6 million in Titleist golf clubs, an increase of $65.0 million in FootJoy golf wear and an increase of $19.8 million in Titleist golf gear, each primarily due to the sales volume increases discussed above, partially offset by increased inbound freight costs.

The increase in gross margin was primarily driven by higher gross margins in Titleist golf clubs, Titleist golf balls and FootJoy golf wear. The increases in Titleist golf clubs and Titleist golf balls were primarily due to favorable manufacturing overhead absorption primarily driven by sales volume increases, favorable product mix shifts and higher average selling prices. The second quarter of 2020 included nonrecurring period costs related to the temporary closure of our United States-based golf club assembly and golf ball manufacturing facilities. The increase in FootJoy golf wear was primarily driven by a higher percentage of global eCommerce sales and retail sales in Korea. Increased inbound freight costs partially offset the gross margin increases across all reportable segments.

Selling, General and Administrative Expenses
SG&A expenses increased by $103.3 million to $386.6 million for the six months ended June 30, 2021 compared to $283.3 million for the six months ended June 30, 2020. This increase was primarily driven by lower SG&A in the second quarter of 2020 due to expense reduction measures taken across all reportable segments as a result of the COVID-19 pandemic. This increase was comprised of an increase of $55.8 million in selling expense due to higher sales volumes as described above, an increase of $31.2 million in advertising, promotional and professional tour expenses and an increase of $14.6 million in administrative expense primarily due to employee-related and consulting expenses. Overall, SG&A included a $9.5 million unfavorable impact of changes in foreign currency exchange rates across all expense categories and reportable segments.
Interest Expense, net
Interest expense, net decreased by $3.0 million to $5.5 million for the six months ended June 30, 2021 compared to $8.5 million for the six months ended June 30, 2020. This decrease was primarily due to a decrease in borrowings and interest rates for the six months ended June 30, 2021.
Other Expense, net
Other expense, net decreased by $2.7 million to $2.2 million for the six months ended June 30, 2021 compared to $4.9 million for the six months ended June 30, 2020. This decrease was primarily due to a decrease in the pension settlement costs recorded related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program associated with management’s approved restructuring program.
Income Tax Expense
Income tax expense increased by $45.4 million to $52.4 million for the six months ended June 30, 2021 compared to $7.0 million for the six months ended June 30, 2020. Our ETR was 23.7% for the six months ended June 30, 2021 compared to 35.6% for the six months ended June 30, 2020. The change in the ETR was primarily driven by the impact of the COVID-19 pandemic on our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased by $157.5 million, or 72.1%, to $375.9 million for the six months ended June 30, 2021 compared to $218.4 million for the six months ended June 30, 2020. On a constant currency basis, net sales in our Titleist golf balls segment increased by $146.6 million, or 67.1%, to $365.0 million. This increase was largely due to the adverse impact of government-ordered shutdowns in the second quarter of 2020 combined with higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2021.
Operating income in our Titleist golf balls segment increased by $61.5 million to $74.8 million for the six months ended June 30, 2021 compared to $13.3 million for the six months ended June 30, 2020. The increase in operating income resulted from higher gross profit of $95.5 million, partially offset by higher operating expenses. The increase in gross profit was primarily driven by the sales volume increase discussed above and favorable manufacturing overhead absorption due to higher production volumes coupled with nonrecurring period costs related to the temporary closure of our United States-based golf ball manufacturing facilities incurred during the second quarter of 2020, as well as higher average selling prices. This increase was partially offset by increased inbound freight costs. Operating expenses increased primarily as a result of increases of $17.1 million, $10.3 million and $5.8 million in advertising and promotional, selling and administrative expenses, respectively.

Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased by $143.0 million, or 86.4%, to $308.6 million for the six months ended June 30, 2021 compared to $165.6 million for the six months ended June 30, 2020. On a constant currency basis, net sales in our Titleist golf clubs segment increased by $133.7 million, or 80.7%, to $299.3 million. This increase was largely due to the adverse impact of government-ordered shutdowns in the second quarter of 2020. Also contributing to the increase were higher sales volumes and average selling prices across all product categories.
Operating income in our Titleist golf clubs segment increased by $69.1 million to $71.2 million for the six months ended June 30, 2021 compared to $2.1 million for the six months ended June 30, 2020. The increase in operating income resulted from higher gross profit of $90.6 million driven by the sales volume increase discussed above and higher average selling prices, partially offset by increased inbound freight costs and higher operating expenses. Higher operating expenses were primarily as a result of increases of $9.7 million, $7.1 million and $4.1 million in selling, advertising and promotional and administrative expenses, respectively.

Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased by $42.2 million, or 55.6%, to $118.1 million for the six months ended June 30, 2021 compared to $75.9 million for the six months ended June 30, 2020. On a constant currency basis, net sales in our Titleist golf gear segment increased by $37.7 million, or 49.7%, to $113.6 million. This increase was largely due to the adverse impact of government-ordered shutdowns in the second quarter of 2020. Sales volumes increased across all product categories.
Operating income in our Titleist golf gear segment increased by $8.6 million, or 63.7%, to $22.1 million for the six months ended June 30, 2021 compared to $13.5 million for the six months ended June 30, 2020. The increase in operating income resulted from higher gross profit of $19.8 million driven by the sales volume increase discussed above, partially offset by increased inbound freight costs and higher operating expenses. Operating expenses increased primarily as a result of increases of $7.9 million, $1.6 million and $1.6 million in selling, advertising and promotional, and administrative expenses, respectively.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased by $125.4 million, or 63.1%, to $324.1 million for the six months ended June 30, 2021 compared to $198.7 million for the six months ended June 30, 2020. On a constant currency basis, net sales in our FootJoy golf wear segment increased by $111.8 million, or 56.3%, to $310.5 million. This increase was largely due to the adverse impact of government-ordered shutdowns in the second quarter of 2020. Sales volumes increased and average selling prices were higher across all product categories.
Operating income in our FootJoy golf wear segment increased by $36.7 million to $49.1 million for the six months ended June 30, 2021 compared to $12.4 million for the six months ended June 30, 2020. The increase in operating income resulted from higher gross profit of $65.0 million primarily as a result of the sales volume increase discussed above and a higher percentage of global eCommerce sales and retail sales in Korea, partially offset by increased inbound freight costs and higher operating expenses. Operating expenses increased primarily as a result of increases of $20.5 million, $4.9 million and $2.9 million in selling, advertising and promotional, and administrative expenses, respectively.

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
As of June 30, 2021, we had $251.3 million of unrestricted cash and cash equivalents (including $10.8 million attributable to our FootJoy golf shoe variable interest entity). As of June 30, 2021, 49.0% of our total unrestricted cash and cash equivalents was held at our non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
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
Debt and Financing Arrangement
As of June 30, 2021, we had $366.6 million of availability under our revolving credit facility after giving effect to $11.9 million of outstanding letters of credit. Additionally, we had $58.5 million available under our local credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. On March 5, 2021, we issued a notice exercising our right to an early termination of the covenant relief period under our credit agreement and as such are now required to comply with the previous maximum net average total leverage ratio, and the interest rate margins, commitment fee and covenant baskets in effect prior to the July 23, 2020 amendment of our credit agreement. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-5-Debt and Financing Arrangements,” Item 1 of Part I included elsewhere in this report for a description of our credit agreement. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2021, we were in compliance with all covenants under the credit agreement.
See “Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further description of our credit facilities. Additionally, see "Risk Factors - Risks Related to Our Indebtedness" as described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Capital Expenditures
We made $12.4 million of capital expenditures during the six months ended June 30, 2021. Capital expenditures for the full year are expected to be in the range of $45 to $50 million, although the actual amount may vary depending upon a variety of factors, including the timing of implementation of certain capital projects. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology to support our global strategic initiatives. Our projected capital expenditures in 2021 are primarily related to key strategic investments in our golf ball operations and precision manufacturing capabilities.

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
In March 2021, we resumed share repurchases under our share repurchase program, which we temporarily suspended in April 2020 in light of the COVID-19 pandemic. During the six months ended June 30, 2021, we repurchased 144,656 shares of common stock on the open market at an average price of $46.73 for an aggregate of $6.8 million.
In connection with the share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market, up to an aggregate of $24.9 million, at the same weighted average per share price. In relation to this share repurchase agreement, on April 2, 2021, we repurchased from Magnus 355,341 shares of common stock for an aggregate of $11.1 million, in completion of our previously discussed share repurchase obligations. As of June 30, 2021, we had $45.8 million remaining under the current share repurchase authorization. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our Magnus share repurchase agreement.
During the six months ended June 30, 2021, we paid dividends on our common stock of $24.9 million to our shareholders. During the third quarter of 2021, our Board of Directors declared a dividend of $0.165 per share of common stock to shareholders of record as of September 3, 2021 and payable on September 17, 2021.
Cash Flows
The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$152,411	$(839)
Investing activities	(12,401)	(10,355)
Financing activities	(37,021)	88,346
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,190)	(307)
Net increase in cash, cash equivalents and restricted cash	$101,799	$76,845
Cash Flows from Operating Activities
Net cash provided by operating activities was $152.4 million for the six months ended June 30, 2021 compared to net cash used in operating activities of $0.8 million for the six months ended June 30, 2020, an increase in cash provided by operating activities of $153.2 million. The increase in cash provided by operating activities was primarily driven by an increase in net income offset in part by changes in working capital, both as a result of a significant increase in rounds of play and related consumer demand for golf-related products. Working capital at any specific point in time is subject to many variables including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
Net cash used in investing activities was $12.4 million for the six months ended June 30, 2021 compared to $10.4 million for the six months ended June 30, 2020, an increase in cash used in investing activities of $2.0 million driven by changes in capital expenditures.

Cash Flows from Financing Activities
Net cash used in financing activities was $37.0 million for the six months ended June 30, 2021 compared to net cash provided by financing activities of $88.3 million for the six months ended June 30, 2020, an increase in cash used in financing activities of $125.3 million. This increase was primarily due to a decrease in net proceeds from borrowings as well as an increase in purchases of common stock.
Off-Balance Sheet Arrangements
As of June 30, 2021, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently Issued Accounting Standards
See "Notes to Unaudited Condensed Consolidated Financial Statements-Note-1-Summary of Significant Accounting Policies," Item 1 of Part I included elsewhere in this report for recently issued accounting standards, if any, including the dates of adoption and estimated effects on our consolidated financial statements.

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
During 2018, we entered into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we paid fixed and received variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. These contracts matured on May 31, 2021 and as of June 30, 2021, there were no interest rate swap contracts outstanding. See "Notes to Unaudited Condensed Consolidated Financial Statements-Note-6-Derivative Financial Instruments" for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our pre-tax interest expense. As of June 30, 2021, we had $345.2 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs). The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of June 30, 2021 would have resulted in an increase of $3.5 million in our annual pre-tax interest expense.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at June 30, 2021 was $203.7 million, representing a net settlement asset of $3.0 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of June 30, 2021, while not predictive in nature, indicated that the net settlement asset of $3.0 million would decrease by $15.2 million resulting in a net settlement liability of $12.2 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.

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
ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended June 30, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, many of our employees began working remotely in March 2020 and continue to do so. This change to our working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We will continue to monitor and assess any impacts from the COVID-19 pandemic on our internal controls over financial reporting.

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
ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the second quarter of 2021:

Period	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
April 1, 2021 - April 30, 2021	355,341	$31.31	355,341	$50,169
May 1, 2021 - May 31, 2021	—	—	—	50,169
June 1, 2021 - June 30, 2021	88,500	49.51	88,500	45,787
Total	443,841	$34.94	443,841	$45,787

_______________________________________________________________________________
(1)    Our Board of Directors has authorized us to repurchase up to an aggregate of $100.0 million of our issued and outstanding common stock.
(2)     In connection with the share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market up to an aggregate of $24.9 million at the same weighted average per share price. On April 2, 2021, we repurchased from Magnus 355,341 shares of common stock for an aggregate of $11.1 million, in completion of our previously discussed share repurchase obligations. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note 10-Common Stock,” Item 1 of Part I, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreement.

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

ACUSHNET HOLDINGS CORP.

Dated: August 5, 2021	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2021	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

