Form 10-Q
period 2021-09-30
Acushnet Holdings Corp.
filed 2021-11-04
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 73,629,759 shares of common stock outstanding as of October 29, 2021.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

4

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2021	2020
Assets
Current assets
Cash, cash equivalents and restricted cash ($12,085 and $6,843 attributable to the variable interest entity ("VIE"))	$320,506	$151,452
Accounts receivable, net	300,331	201,518
Inventories ($12,503 and $13,830 attributable to the VIE)	325,488	357,682
Prepaid and other assets	101,640	89,155
Total current assets	1,047,965	799,807
Property, plant and equipment, net ($10,402 and $10,538 attributable to the VIE)	217,757	222,811
Goodwill ($32,312 and $32,312 attributable to the VIE)	211,936	215,186
Intangible assets, net	467,380	473,533
Deferred income taxes	58,586	80,060
Other assets ($2,198 and $2,239 attributable to the VIE)	71,601	75,158
Total assets	$2,075,225	$1,866,555
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$589	$2,810
Current portion of long-term debt	17,500	17,500
Accounts payable ($11,416 and $8,702 attributable to the VIE)	138,535	112,867
Accrued taxes	62,868	40,952
Accrued compensation and benefits ($1,624 and $1,454 attributable to the VIE)	96,434	82,290
Accrued expenses and other liabilities ($4,146 and $3,699 attributable to the VIE)	126,753	101,260
Total current liabilities	442,679	357,679
Long-term debt	301,038	313,619
Deferred income taxes	4,327	3,821
Accrued pension and other postretirement benefits	102,588	121,929
Other noncurrent liabilities ($2,209 and $2,261 attributable to the VIE)	48,529	52,128
Total liabilities	899,161	849,176
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	1,386	126
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,855,036 and 75,666,367 shares issued	76	76
Additional paid-in capital	941,771	925,385
Accumulated other comprehensive loss, net of tax	(102,365)	(96,182)
Retained earnings	365,205	199,776
Treasury stock, at cost; 2,114,277 and 1,671,754 shares (including 299,894 of accrued share repurchases as of December 31, 2020) (Note 10)	(66,474)	(45,106)
Total equity attributable to Acushnet Holdings Corp.	1,138,213	983,949
Noncontrolling interests	36,465	33,304
Total shareholders' equity	1,174,678	1,017,253
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$2,075,225	$1,866,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Net sales	$521,629	$482,932	$1,727,364	$1,191,675
Cost of goods sold	252,792	230,911	813,362	582,242
Gross profit	268,837	252,021	914,002	609,433
Operating expenses:
Selling, general and administrative	199,787	153,724	586,411	436,982
Research and development	14,597	10,611	39,947	34,963
Intangible amortization	1,967	1,964	5,909	5,875
Restructuring charges	—	518	—	13,250
Income from operations	52,486	85,204	281,735	118,363
Interest expense, net	1,147	3,831	6,611	12,356
Other expense, net	939	3,186	3,170	8,050
Income before income taxes	50,400	78,187	271,954	97,957
Income tax expense	10,475	14,141	62,882	21,183
Net income	39,925	64,046	209,072	76,774
Less: Net income attributable to noncontrolling interests	(661)	(830)	(3,765)	(2,368)
Net income attributable to Acushnet Holdings Corp.	$39,264	$63,216	$205,307	$74,406

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.53	$0.85	$2.75	$1.00
Diluted	0.52	0.84	2.73	0.99
Weighted average number of common shares:
Basic	74,533,652	74,448,733	74,656,837	74,498,841
Diluted	75,301,431	75,082,805	75,292,647	75,017,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$39,925	$64,046	$209,072	$76,774
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,768)	9,480	(16,810)	4,740
Cash flow derivative instruments:
Unrealized holding (losses) gains arising during period	(144)	(2,708)	4,900	(1,100)
Reclassification adjustments included in net income	1,877	(1,295)	4,960	(2,138)
Tax (expense) benefit	(298)	1,152	(2,879)	967
Cash flow derivative instruments, net	1,435	(2,851)	6,981	(2,271)
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	1,581	2,300	4,937	8,366
Tax expense	(368)	(583)	(1,291)	(2,034)
Pension and other postretirement benefits adjustments, net	1,213	1,717	3,646	6,332
Total other comprehensive (loss) income	(6,120)	8,346	(6,183)	8,801
Comprehensive income	33,805	72,392	202,889	85,575
Less: Comprehensive income attributable to noncontrolling interests	(641)	(889)	(3,637)	(2,544)
Comprehensive income attributable to Acushnet Holdings Corp.	$33,164	$71,503	$199,252	$83,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net income	$209,072	$76,774
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	30,816	31,058
Unrealized foreign exchange gains	(1,721)	(518)
Amortization of debt issuance costs	1,337	961
Share-based compensation	20,822	10,077
Loss on disposals of property, plant and equipment	146	2
Deferred income taxes	16,633	1,739
Changes in operating assets and liabilities
Accounts receivable	(105,707)	(49,494)
Inventories	26,242	79,751
Accounts payable	26,627	(5,197)
Accrued taxes	24,366	(5,453)
Other assets and liabilities	31,458	27,411
Cash flows provided by operating activities	280,091	167,111
Cash flows from investing activities
Additions to property, plant and equipment	(19,210)	(15,387)
Cash flows used in investing activities	(19,210)	(15,387)
Cash flows from financing activities
Repayments of short-term borrowings, net	(2,177)	(14,232)
Repayments of term loan facility	(13,125)	(13,125)
Purchases of common stock	(30,146)	(6,976)
Debt issuance costs	—	(966)
Dividends paid on common stock	(37,058)	(34,550)
Dividends paid to noncontrolling interests	(1,360)	(4,302)
Payment of employee restricted stock tax withholdings	(3,946)	(496)
Cash flows used in financing activities	(87,812)	(74,647)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4,015)	1,342
Net increase in cash, cash equivalents and restricted cash	169,054	78,419
Cash, cash equivalents and restricted cash, beginning of year	151,452	34,184
Cash, cash equivalents and restricted cash, end of period	$320,506	$112,603
Supplemental information
Non-cash additions to property, plant and equipment	$3,105	$446
Non-cash additions to right-of-use assets obtained in exchange for operating lease obligations	7,341	7,107
Non-cash additions to right-of-use assets obtained in exchange for finance lease obligations	150	427
Dividend equivalents rights ("DERs") declared not paid	1,537	750
Share repurchase liability (Note 10)	—	6,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of June 30, 2020	75,656	$76	$916,097	$(111,573)	$138,733	$(45,106)	$898,227	$34,744	$932,971
Net income	—	—	—	—	63,216	—	63,216	835	64,051
Other comprehensive income	—	—	—	8,346	—	—	8,346	—	8,346
Share-based compensation	—	—	3,510	—	—	—	3,510	—	3,510
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	10	—	—	—	—	—	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	(11,790)	—	(11,790)	—	(11,790)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(4,302)	(4,302)
Balances as of September 30, 2020	75,666	$76	$919,607	$(103,227)	$190,159	$(45,106)	$961,509	$31,277	$992,786

Balances as of June 30, 2021	75,855	$76	$934,919	$(96,245)	$338,633	$(54,213)	$1,123,170	$36,882	$1,160,052
Net income	—	—	—	—	39,264	—	39,264	832	40,096
Other comprehensive loss	—	—	—	(6,120)	—	—	(6,120)	—	(6,120)
Share-based compensation	—	—	6,852	—	—	—	6,852	—	6,852
Purchases of common stock (Note 10)	—	—	—	—	—	(12,261)	(12,261)	—	(12,261)
Dividends and dividend equivalents declared	—	—	—	—	(12,692)	—	(12,692)	—	(12,692)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,249)	(1,249)
Balances as of September 30, 2021	75,855	$76	$941,771	$(102,365)	$365,205	$(66,474)	$1,138,213	$36,465	$1,174,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2019	75,620	$76	$910,507	$(112,028)	$151,039	$(31,154)	$918,440	$32,386	$950,826
Net income	—	—	—	—	74,406	—	74,406	3,193	77,599
Other comprehensive income	—	—	—	8,801	—	—	8,801	—	8,801
Share-based compensation	—	—	9,585	—	—	—	9,585	—	9,585
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	46	—	(485)	—	—	—	(485)	—	(485)
Purchases of common stock (Note 10)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Share repurchase liability (Note 10)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Dividends and dividend equivalents declared	—	—	—	—	(35,286)	—	(35,286)	—	(35,286)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(4,302)	(4,302)
Balances as of September 30, 2020	75,666	$76	$919,607	$(103,227)	$190,159	$(45,106)	$961,509	$31,277	$992,786

Balances as of December 31, 2020	75,666	$76	$925,385	$(96,182)	$199,776	$(45,106)	$983,949	$33,304	$1,017,253
Net income	—	—	—	—	205,307	—	205,307	4,521	209,828
Other comprehensive loss	—	—	—	(6,183)	—	—	(6,183)	—	(6,183)
Share-based compensation	—	—	20,331	—	—	—	20,331	—	20,331
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	189	—	(3,945)	—	—	—	(3,945)	—	(3,945)
Purchases of common stock (Note 10)	—	—	—	—	—	(21,368)	(21,368)	—	(21,368)
Dividends and dividend equivalents declared	—	—	—	—	(38,227)	—	(38,227)	—	(38,227)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,360)	(1,360)
Redemption value adjustment (Note 1)	—	—	—	—	(1,651)	—	(1,651)	—	(1,651)
Balances as of September 30, 2021	75,855	$76	$941,771	$(102,365)	$365,205	$(66,474)	$1,138,213	$36,465	$1,174,678

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the full year ending December 31, 2021, nor were those of the comparable 2020 period representative of those actually experienced for the full year ended December 31, 2020. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2020 included in its Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Risks and Uncertainties
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”), which led to government-ordered shutdowns of non-essential businesses, travel restrictions and restrictions on public gatherings. As restrictions were eased, the game of golf experienced a surge in rounds of play around the world, which resulted in increased demand for the Company's products. The Company quickly began to experience demand pressures across all brands and product categories, which challenged, and continue to challenge, the Company's supply chain and its ability to service its trade partners and golfers.
While government-ordered shutdowns and restrictions have eased in most regions and mass vaccination programs are underway, the emergence of virus variants and resurgences of positive cases has led to an increase in restrictions in some regions and could prompt increased restrictions in other regions, which could further disrupt the Company's supply chain. Although the Company has seen increased rounds of play and demand for golf-related products over the course of the pandemic, this could change as mass vaccination programs continue to advance and restrictions are further eased on other activities.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of September 30, 2021 and December 31, 2020. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially recorded the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. During the nine months ended September 30, 2021, the Company recorded a redemption value adjustment of $1.7 million. This adjustment was recognized through retained earnings and was not reflected in net income (loss) or comprehensive income (loss). The value attributable to the redeemable noncontrolling interest and the related loan to the minority shareholders, which is recorded as a reduction to redeemable noncontrolling interest, is presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders included in temporary equity on the unaudited condensed consolidated balance sheets was $4.4 million as of both September 30, 2021 and December 31, 2020.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of September 30, 2021 and December 31, 2020, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.9 million and $2.0 million, respectively.
Foreign Currency Translation and Transactions
Foreign currency transaction gains (losses) included in selling, general and administrative expense were losses of $0.7 million and gains of $1.0 million for the three months ended September 30, 2021 and 2020, respectively. Foreign currency transaction gains (losses) included in selling, general and administrative expense were losses of $1.9 million and gains of $2.6 million for the nine months ended September 30, 2021 and 2020, respectively.
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
The activity related to the allowance for doubtful accounts for the periods presented was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$7,334	$7,743	$7,698	$5,338
Bad debt expense	626	113	324	2,821
Amount of receivables written off	(224)	(61)	(268)	(335)
Foreign currency translation and other	(74)	139	(92)	110
Balance at end of period	$7,662	$7,934	$7,662	$7,934
3. Inventories
The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Raw materials and supplies	$91,229	$74,302
Work-in-process	24,440	22,913
Finished goods	209,819	260,467
Inventories	$325,488	$357,682
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$4,333	$3,594	$3,831	$4,048
Provision	1,414	1,555	4,099	2,885
Claims paid/costs incurred	(1,406)	(1,432)	(3,553)	(3,162)
Foreign currency translation and other	(65)	56	(101)	2
Balance at end of period	$4,276	$3,773	$4,276	$3,773

5. Debt and Financing Arrangements
Credit Facility
The credit facility includes a revolving credit facility and a term loan facility. As of both September 30, 2021 and December 31, 2020, there were no outstanding borrowings under the revolving credit facility. As of September 30, 2021, the Company had available borrowings under its revolving credit facility of $385.7 million after giving effect to $14.3 million of outstanding letters of credit.
On July 3, 2020, the Company amended its credit agreement dated December 23, 2019 (the “First Amendment”) to, among other things, modify the maximum net average total leverage ratio, the interest rate margins, commitment fee and covenant baskets for each of the fiscal quarters ending after June 30, 2020 and on or before September 30, 2021 (the “Covenant Relief Period”). On March 5, 2021, the Company issued a notice exercising its right to an early termination of the Covenant Relief Period and as such is now required to comply with the previous maximum net average total leverage ratio, and the interest rate margins, commitment fee and covenant baskets reverted to the levels in effect prior to the First Amendment as discussed below. As a result, the Company recorded additional interest expense of approximately $0.7 million during the three months ended March 31, 2021 related to the acceleration of unamortized debt issuance costs in connection with terminating the Covenant Relief Period.
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
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2021, the Company was in compliance with all covenants under the credit agreement.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were $0.6 million and $2.8 million outstanding borrowings under the Company's local credit facilities as of September 30, 2021 and December 31, 2020, respectively. The weighted average interest rate applicable to the outstanding borrowings was 1.52% and 2.00% as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the Company had available borrowings remaining under these local credit facilities of $59.8 million.
Letters of Credit
As of September 30, 2021 and December 31, 2020, there were outstanding letters of credit related to agreements, including the Company's credit facility, totaling $18.0 million and $11.7 million, respectively, of which $14.8 million and $8.3 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $57.5 million as of September 30, 2021.
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

Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of September 30, 2021 and December 31, 2020 was $198.8 million and $248.1 million, respectively.
As a result of the impact of the COVID-19 pandemic, during the nine months ended September 30, 2020, the Company de-designated certain foreign exchange cash flow hedges deemed ineffective, none of which were outstanding as of September 30, 2021 or December 31, 2020.
The Company also enters into foreign exchange forward contracts, which do not qualify as hedging instruments, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of September 30, 2021 and December 31, 2020.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of September 30, 2021, there were no interest rate swap contracts outstanding. As of December 31, 2020, the notional value of the Company's outstanding interest rate swap contracts was $140.0 million.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		September 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2021	2020
Prepaid and other assets	Foreign exchange forward	$3,666	$1,166
Other assets	Foreign exchange forward	831	30
Accrued expenses and other liabilities	Foreign exchange forward	1,614	6,400
	Interest rate swap	—	1,571
Other noncurrent liabilities	Foreign exchange forward	92	985

The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Type of hedge
Foreign exchange forward	$(144)	$(2,711)	$4,908	$1,119
Interest rate swap	—	3	(8)	(2,219)
Total	$(144)	$(2,708)	$4,900	$(1,100)
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $1.3 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.

The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Location of gain (loss) in statement of operations
Foreign exchange forward:
Cost of goods sold	$(1,877)	$2,216	$(3,391)	$3,990
Selling, general and administrative (1)(2)	430	(551)	1,063	(1,080)
Total	$(1,447)	$1,665	$(2,328)	$2,910

Interest Rate Swap:
Interest expense, net	$—	$(966)	$(1,569)	$(2,346)
Total	$—	$(966)	$(1,569)	$(2,346)
_______________________________________________________________________________
(1)    Relates to net gains (losses) on foreign exchange forward contracts derived from previously designated cash flow hedges.
(2)    Selling, general and administrative expense excludes net gains of $0.5 million reclassified out of accumulated other comprehensive loss, net of tax related to hedges deemed ineffective for the nine months ended September 30, 2020.
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 were as follows:

	Fair Value Measurements as of
	September 30, 2021 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,144	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	3,666	—	Prepaid and other assets
Deferred compensation program assets	798	—	—	Other assets
Foreign exchange derivative instruments	—	831	—	Other assets
Total assets	$5,942	$4,497	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,614	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	798	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	92	—	Other noncurrent liabilities
Total liabilities	$798	$1,706	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 were as follows:

	Fair Value Measurements as of
	December 31, 2020 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,160	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	1,166	—	Prepaid and other assets
Deferred compensation program assets	802	—	—	Other assets
Foreign exchange derivative instruments	—	30	—	Other assets
Total assets	$5,962	$1,196	$—
Liabilities
Foreign exchange derivative instruments	$—	$6,400	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1,571	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	802	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	985	—	Other noncurrent liabilities
Total liabilities	$802	$8,956	$—
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
(in thousands)	2021	2020	2021	2020
Components of net periodic benefit cost (income)
Service cost	$2,039	$2,402	$168	$150
Interest cost	2,016	2,194	75	108
Expected return on plan assets	(2,463)	(2,577)	—	—
Settlement expense	531	1,241	—	—
Amortization of net loss (gain)	845	1,356	(80)	(241)
Amortization of prior service cost (credit)	69	70	(35)	(35)
Net periodic benefit cost (income)	$3,037	$4,686	$128	$(18)
Components of net periodic benefit cost (income) were as follows:

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Components of net periodic benefit cost (income)
Service cost	$6,166	$7,180	$503	$450
Interest cost	6,161	7,244	226	324
Expected return on plan assets	(7,409)	(8,382)	—	—
Settlement expense	2,068	5,091	—	—
Amortization of net loss (gain)	2,961	3,663	(240)	(725)
Amortization of prior service cost (credit)	210	209	(103)	(103)
Net periodic benefit cost (income)	$10,157	$15,005	$386	$(54)
The non-service cost components of net periodic benefit cost (income) are included in other expense, net in the unaudited condensed consolidated statements of operations.

In the third quarter of 2021, the Company executed a buy-in policy contract with an insurance company which fully insures the benefits of one of its defined benefit pension plans outside the United States. The initial value of the insurance asset was equal to the premium paid to secure the policy (i.e., the fair value of the plan assets plus additional funding to execute the buy-in contract). As a result, the Company does not anticipate any further material contributions to the plan.
9. Income Taxes
Income tax expense decreased by $3.6 million to $10.5 million for the three months ended September 30, 2021 compared to $14.1 million for the three months ended September 30, 2020. The Company’s effective tax rate ("ETR") was 20.8% for the three months ended September 30, 2021 compared to 18.1% for the three months ended September 30, 2020. Income tax expense increased by $41.7 million to $62.9 million for the nine months ended September 30, 2021 compared to $21.2 million for the nine months ended September 30, 2020. The Company’s ETR was 23.1% for the nine months ended September 30, 2021 compared to 21.6% for the nine months ended September 30, 2020.
The ETR for the three and nine months ended September 30, 2021 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income and the Company's geographic mix of income, partially offset by the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits. The ETR for the three and nine months ended September 30, 2020 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income and the Company's geographic mix of income, as well as discrete tax benefits related to both a reduction of foreign withholding taxes and U.S. taxation of foreign earnings.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2021:
Third Quarter	$0.165	$12,692
Second Quarter	0.165	12,768
First Quarter	0.165	12,767
Total dividends declared in 2021	$0.495	$38,227

2020:
Fourth Quarter	$0.155	$11,983
Third Quarter	0.155	11,790
Second Quarter	0.155	11,761
First Quarter	0.155	11,735
Total dividends declared in 2020	$0.620	$47,269
During the fourth quarter of 2021, the Company's Board of Directors declared a dividend of $0.165 per share of common stock to shareholders of record as of December 3, 2021 and payable on December 17, 2021.
Share Repurchase Program
As of September 30, 2021, the Board of Directors had authorized the Company to repurchase up to an aggregate of $100.0 million of its issued and outstanding common stock. In March 2021, the Company resumed share repurchases under its share repurchase program, which had been temporarily suspended in April 2020 in light of the COVID-19 pandemic.
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
As the Company repurchased a cumulative total of $24.9 million of common stock through open market purchases, the determination date, as defined in the Magnus share repurchase agreement, was automatically triggered on March 18, 2021. As a result, on April 2, 2021, the Company repurchased 355,341 shares of common stock for an aggregate of $11.1 million from Magnus, in completion of the Company's previously discussed share repurchase obligations. In relation to the Magnus share repurchase agreement, the Company had recorded a share repurchase liability of $8.8 million for 299,894 shares of common stock to be repurchased from Magnus related to shares repurchased in the open market from the initial determination date up through the time that the Company temporarily suspended its share repurchase program, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2020.

The Company's share repurchase activity was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Shares repurchased in the open market:
Shares repurchased	242,420	—	387,076	243,894
Average price	$50.58	$—	$49.14	$28.60
Aggregate value	$12,261	$—	$19,021	$6,976
Shares repurchased from Magnus:
Shares repurchased	—	—	355,341	—
Average price	$—	$—	$31.31	$—
Aggregate value	$—	$—	$11,125	$—
Total shares repurchased:
Shares repurchased	242,420	—	742,417	243,894
Average price	$50.58	$—	$40.61	$28.60
Aggregate value	$12,261	$—	$30,146	$6,976
As of September 30, 2021, the Company had $33.5 million remaining under the current share repurchase authorization. On October 20, 2021, the Board of Directors authorized the Company to repurchase up to an additional $100.0 million of its issued and outstanding common stock, bringing the total authorization up to $200.0 million. This program will remain in effect until completed or until terminated by the Board of Directors.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of September 30, 2021, the only awards granted under the 2015 Plan were RSUs and PSUs.
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

A summary of the Company’s RSUs and PSUs as of September 30, 2021 and changes during the nine months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2020	1,253,173	$24.33	457,576	$24.55
Granted	312,807	45.77	145,882	45.36
Vested (1)	(380,097)	25.39	—	—
Forfeited	(61,002)	27.03	(47,210)	28.74
Outstanding as of September 30, 2021	1,124,881	$29.79	556,248	$29.65

_______________________________________________________________________________
(1) Includes 120,178 shares of common stock related to RSUs and no shares of common stock related to PSUs that were not delivered as of September 30, 2021.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Nine months ended		Nine months ended
	September 30, 2021		September 30, 2020
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	278,607	—	62,855	789
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(89,938)	—	(16,972)	(269)
Net shares of common stock issued	188,669	—	45,883	520

Cumulative undelivered shares of common stock	405,334	—	252,601	—
Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
RSUs	$2,843	$2,876	$9,153	$9,141
PSUs	4,009	634	11,178	444
During the nine months ended September 30, 2020, the Company adjusted the estimate of its performance against metrics for certain PSUs downward, resulting in a reversal of previously recognized share-based compensation expense. During the three and nine months ended September 30, 2021, based on updated forecast information, the Company increased the estimate of its performance against metrics for these PSUs and recognized additional cumulative share-based compensation expense in both periods.
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $16.7 million and $15.8 million, respectively, as of September 30, 2021 and are expected to be recognized over the related weighted average period of 1.9 years and 2.0 years, respectively.

Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Cost of goods sold	$315	$357	$567	$985
Selling, general and administrative	6,299	3,090	19,207	8,379
Research and development	398	227	1,048	713
Total compensation expense before income tax	7,012	3,674	20,822	10,077
Income tax benefit	1,610	811	4,722	2,123
Total compensation expense, net of income tax	$5,402	$2,863	$16,100	$7,954

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign	Interest		Accumulated
	Foreign	Exchange	Rate Swap	Pension and	Other
	Currency	Derivative	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2020	$(43,906)	$(4,471)	$(1,179)	$(46,626)	$(96,182)
Other comprehensive (loss) income before reclassifications	(16,810)	4,908	(8)	41	(11,869)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	3,391	1,569	4,896	9,856
Tax expense	—	(2,497)	(382)	(1,291)	(4,170)
Balance as of September 30, 2021	$(60,716)	$1,331	$—	$(42,980)	$(102,365)
13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020

Net income attributable to Acushnet Holdings Corp.	$39,264	$63,216	$205,307	$74,406

Weighted average number of common shares:
Basic	74,533,652	74,448,733	74,656,837	74,498,841
Diluted	75,301,431	75,082,805	75,292,647	75,017,229

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.53	$0.85	$2.75	$1.00
Diluted	$0.52	$0.84	$2.73	$0.99
Net income per common share attributable to Acushnet Holdings Corp. for the three and nine months ended September 30, 2021 and 2020 was calculated using the treasury stock method.

The Company’s potential dilutive securities for the three and nine months ended September 30, 2021 and 2020 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. As of September 30, 2021, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three and nine months ended September 30, 2021.
For the three and nine months ended September 30, 2021 and 2020, the following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
RSUs	—	—	97,161	—
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
Results shown for the three and nine months ended September 30, 2021 and 2020 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Net sales
Titleist golf balls	$167,204	$170,121	$543,106	$388,499
Titleist golf clubs	135,605	120,818	444,253	286,428
Titleist golf gear	46,618	44,274	164,713	120,168
FootJoy golf wear	137,908	116,010	461,978	314,733
Other	34,294	31,709	113,314	81,847
Total net sales	$521,629	$482,932	$1,727,364	$1,191,675

Segment operating income
Titleist golf balls	$31,977	$47,697	$106,788	$60,988
Titleist golf clubs	13,482	19,199	84,660	21,341
Titleist golf gear	559	7,216	22,686	20,740
FootJoy golf wear	4,446	6,464	53,574	18,906
Other	3,234	4,969	16,253	8,716
Total segment operating income	53,698	85,545	283,961	130,691
Reconciling items:
Interest expense, net	(1,147)	(3,831)	(6,611)	(12,356)
Restructuring charges	—	(518)	—	(13,250)
Non-service cost component of net periodic benefit cost	(958)	(2,116)	(3,874)	(7,321)
Other	(1,193)	(893)	(1,522)	193
Total income before income tax	$50,400	$78,187	$271,954	$97,957
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
United States	$282,649	$271,278	$906,608	$627,516
EMEA (1)	68,930	65,442	246,879	174,239
Japan	47,919	42,282	149,884	101,980
Korea	75,783	61,455	251,834	177,793
Rest of world	46,348	42,475	172,159	110,147
Total net sales	$521,629	$482,932	$1,727,364	$1,191,675
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
The Company's purchase obligations as of September 30, 2021 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2021	2022	2023	2024	2025	Thereafter
Purchase obligations (1)	$198,453	$82,738	$10,623	$6,995	$4,480	$1,282
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included on the unaudited condensed consolidated balance sheet as of September 30, 2021.
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
The activity related to the Company’s restructuring programs was as follows:

	Nine months ended September 30, 2021
(in thousands)	VBR	Other
Balance at beginning of period	$6,243	$778
Payments	(5,448)	(611)
Foreign currency translation and other	(38)	(5)
Balance at end of period	$757	$162
The restructuring program liabilities recognized on the unaudited condensed consolidated balance sheets were as follows:

(in thousands)		September 30,	December 31,
Balance Sheet Location	Restructuring Program	2021	2020
Accrued compensation and benefits	VBR	$757	$6,018
	Other	162	778
Other noncurrent liabilities	VBR	—	225

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
During the first nine months of 2021, rounds of play remained high and we continued to see an increase in demand for our products, leading to increased sales volumes across all reportable segments. However, during this period, we also experienced supply chain disruptions causing shortages of various raw materials and increased freight charges.
While government-ordered shutdowns and restrictions have eased in most regions and mass vaccination programs are underway, the emergence of virus variants and resurgences of positive cases has led to an increase in restrictions in some regions and could prompt increased restrictions in other regions, which could further disrupt our supply chain. Although we have seen increased rounds of play and demand for golf-related products, over the course of the pandemic, this could change as mass vaccination programs continue to advance and restrictions are further eased on other activities. Accordingly, our business, results of operations, financial position and cash flows could be materially impacted in ways that we cannot currently predict.

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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net sales	$521,629	$482,932	$1,727,364	$1,191,675
Cost of goods sold	252,792	230,911	813,362	582,242
Gross profit	268,837	252,021	914,002	609,433
Operating expenses:
Selling, general and administrative	199,787	153,724	586,411	436,982
Research and development	14,597	10,611	39,947	34,963
Intangible amortization	1,967	1,964	5,909	5,875
Restructuring charges	—	518	—	13,250
Income from operations	52,486	85,204	281,735	118,363
Interest expense, net	1,147	3,831	6,611	12,356
Other expense, net	939	3,186	3,170	8,050
Income before income taxes	50,400	78,187	271,954	97,957
Income tax expense	10,475	14,141	62,882	21,183
Net income	39,925	64,046	209,072	76,774
Less: Net income attributable to noncontrolling interests	(661)	(830)	(3,765)	(2,368)
Net income attributable to Acushnet Holdings Corp.	$39,264	$63,216	$205,307	$74,406
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$39,264	$63,216	$205,307	$74,406
Interest expense, net	1,147	3,831	6,611	12,356
Income tax expense	10,475	14,141	62,882	21,183
Depreciation and amortization	10,178	10,487	30,816	31,058
Share-based compensation	7,012	3,674	20,822	10,077
Restructuring & transformation costs (1)	—	643	—	13,710
Other extraordinary, unusual or non-recurring items, net (2)(3)	1,517	2,417	3,099	19,960
Net income attributable to noncontrolling interests	661	830	3,765	2,368
Adjusted EBITDA	$70,254	$99,239	$333,302	$185,118
Adjusted EBITDA margin	13.5%	20.5%	19.3%	15.5%

_______________________________________________________________________________________
(1)Relates to severance and other costs associated with management's program to refine the Company's business model and improve operational efficiencies.
(2)The three and nine months ended September 30, 2021 include pension settlement costs of $0.5 million and $2.1 million, respectively, related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program as part of management’s approved restructuring program, as well as other immaterial unusual or non-recurring items, net.
(3)The nine months ended September 30, 2020 include salaries and benefits paid for associates who could not work due to government mandated shutdowns, fringe benefits paid for furloughed associates, spoiled raw materials, incremental costs to support remote work and the cost of additional health and safety equipment of $13.5 million. The three and nine months ended September 30, 2020 also includes $1.2 million and $5.1 million of pension settlement costs related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement plan as part of management’s approved restructuring program, as well as other immaterial unusual or non-recurring items, net.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
Titleist golf balls	$167.2	$170.1	$(2.9)	(1.7)%	$(4.6)	(2.7)%
Titleist golf clubs	135.6	120.8	14.8	12.3%	13.9	11.5%
Titleist golf gear	46.6	44.3	2.3	5.2%	1.8	4.1%
FootJoy golf wear	137.9	116.0	21.9	18.9%	20.4	17.6%

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
United States	$282.6	$271.3	$11.3	4.2%	$11.3	4.2%
EMEA (1)	68.9	65.4	3.5	5.4%	0.7	1.1%
Japan	47.9	42.3	5.6	13.2%	7.4	17.5%
Korea	75.8	61.5	14.3	23.3%	12.3	20.0%
Rest of world	46.4	42.4	4.0	9.4%	1.9	4.5%
Total net sales	$521.6	$482.9	$38.7	8.0%	$33.6	7.0%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2021	2020	$ change	% change
Titleist golf balls	$32.0	$47.7	$(15.7)	(32.9)%
Titleist golf clubs	13.5	19.2	(5.7)	(29.7)%
Titleist golf gear	0.6	7.2	(6.6)	(91.7)%
FootJoy golf wear	4.4	6.5	(2.1)	(32.3)%
Net Sales
Net sales increased by $38.7 million, or 8.0%, to $521.6 million for the three months ended September 30, 2021 compared to $482.9 million for the three months ended September 30, 2020. On a constant currency basis, net sales increased by $33.6 million, or 7.0%, to $516.5 million. The increase in net sales on a constant currency basis resulted from an increase of $20.4 million in FootJoy golf wear primarily related to higher average selling prices in apparel and footwear categories, an increase of $13.9 million in Titleist golf clubs primarily driven by higher average selling prices and an increase of $1.8 million in Titleist golf gear. These increases were partially offset by a $4.6 million decrease in Titleist golf balls. Sales volume growth of products that are not allocated to one of our four reportable segments also contributed to the increase in net sales.
The increase in net sales in the United States was primarily driven by an increase of $9.1 million in Titleist golf clubs and an increase of $8.2 million in FootJoy golf wear, partially offset by a decrease of $8.1 million in Titleist golf balls.
Net sales in regions outside the United States increased by $27.4 million, or 12.9%, to $239.0 million for the three months ended September 30, 2021 compared to $211.6 million for the three months ended September 30, 2020. On a constant currency basis, net sales in regions outside of the United States increased by $22.3 million, or 10.5%, to $233.9 million. In Korea, the increase in net sales was primarily due to an increase in FootJoy golf wear and in Japan the increase in net sales was primarily due to an increase in Titleist golf clubs.

Gross Profit
Gross profit increased by $16.8 million to $268.8 million for the three months ended September 30, 2021 compared to $252.0 million for the three months ended September 30, 2020. Gross margin decreased to 51.5% for the three months ended September 30, 2021 compared to 52.2% for the three months ended September 30, 2020. The increase in gross profit primarily resulted from an increase of $11.6 million in FootJoy golf wear primarily due to higher average selling prices in apparel and footwear and an increase of $11.2 million in Titleist golf clubs due to higher average selling prices, partially offset by decreases of $5.1 million and $1.9 million in Titleist golf balls and Titleist golf gear, respectively, and increased inbound freight costs across all reportable segments.
The decrease in gross margin was primarily due to higher inbound freight costs across all reportable segments, as well as higher manufacturing costs and raw material price increases in Titleist golf balls, which was partially offset by higher gross margins in FootJoy golf wear and Titleist golf clubs primarily due to higher average selling prices.
Selling, General and Administrative Expenses
SG&A expenses increased by $46.1 million to $199.8 million for the three months ended September 30, 2021 compared to $153.7 million for the three months ended September 30, 2020. The increase was the result of higher expenditures required to support the continued high levels of demand across all reportable segments. This increase was comprised of an increase of $21.8 million in selling expense as a result of higher sales volumes as discussed above, an increase of $13.3 million in administrative expense primarily due to higher employee-related costs and information technology-related consulting expenses and an increase of $9.6 million in advertising and promotional expenses.
Research and Development
R&D expenses increased by $4.0 million to $14.6 million for the three months ended September 30, 2021 compared to $10.6 million for the three months ended September 30, 2020, primarily related to an increase in employee-related costs.
Income Tax Expense
Income tax expense decreased by $3.6 million to $10.5 million for the three months ended September 30, 2021 compared to $14.1 million for the three months ended September 30, 2020. Our Effective Tax Rate ("ETR") was 20.8% for the three months ended September 30, 2021 compared to 18.1% for the three months ended September 30, 2020. The change in the ETR was primarily driven by the impact of the COVID-19 pandemic on our jurisdictional mix of earnings, as well as a discrete tax benefit recognized for the three months ended September 30, 2020 related to a reduction of tax expense pertaining to the U.S. taxation of foreign earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment decreased by $2.9 million, or 1.7%, to $167.2 million for the three months ended September 30, 2021 compared to $170.1 million for the three months ended September 30, 2020. On a constant currency basis, net sales in our Titleist golf balls segment decreased by $4.6 million, or 2.7%, to $165.5 million. This decrease was largely due to sales volume declines in our performance golf balls and AVX models as a result of manufacturing and supply chain disruptions.
Operating income in our Titleist golf balls segment decreased by $15.7 million, or 32.9%, to $32.0 million for the three months ended September 30, 2021 compared to $47.7 million for the three months ended September 30, 2020. The decrease in operating income resulted from higher operating expenses and lower gross profit. Operating expenses increased primarily as a result of increases of $5.0 million and $3.7 million in administrative and selling expenses, respectively, as discussed above. Gross profit decreased by $5.1 million primarily due to higher inbound freight costs, manufacturing costs, raw material price increases and lower sales volumes discussed above.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased by $14.8 million, or 12.3%, to $135.6 million for the three months ended September 30, 2021 compared to $120.8 million for the three months ended September 30, 2020. On a constant currency basis, net sales in our Titleist golf clubs segment increased by $13.9 million, or 11.5%, to $134.7 million. This increase was largely due to higher average selling prices across all product categories and higher volumes of drivers and fairways, partially offset by lower volumes in wedges, putters and irons due to supply chain constraints.

Operating income in our Titleist golf clubs segment decreased by $5.7 million, or 29.7%, to $13.5 million for the three months ended September 30, 2021 compared to $19.2 million for the three months ended September 30, 2020. The decrease in operating income resulted from higher operating expenses, partially offset by higher gross profit. Higher operating expenses were primarily a result of increases of $6.7 million, $4.8 million and $3.8 million in advertising and promotional, selling and administrative expenses, respectively, as discussed above. Gross profit increased $11.2 million primarily driven by higher average selling prices, partially offset by increased inbound freight costs.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased by $2.3 million, or 5.2%, to $46.6 million for the three months ended September 30, 2021 compared to $44.3 million for the three months ended September 30, 2020. On a constant currency basis, net sales in our Titleist golf gear segment increased by $1.8 million, or 4.1%, to $46.1 million. This increase was largely due to higher average selling prices and sales volumes in golf bag and travel gear product categories.
Operating income in our Titleist golf gear segment decreased by $6.6 million, or 91.7%, to $0.6 million for the three months ended September 30, 2021 compared to $7.2 million for the three months ended September 30, 2020. The decrease in operating income resulted from higher operating expenses and lower gross profit. Operating expenses increased primarily as a result of increases of $2.8 million and $1.4 million in selling and administrative expenses, respectively, as discussed above. Gross profit decreased $1.9 million primarily due to increased inbound freight costs, partially offset by higher average selling prices and sales volumes discussed above.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased by $21.9 million, or 18.9%, to $137.9 million for the three months ended September 30, 2021 compared to $116.0 million for the three months ended September 30, 2020. On a constant currency basis, net sales in our FootJoy golf wear segment increased by $20.4 million, or 17.6%, to $136.4 million. This increase was largely due to higher average selling prices and sales volumes in apparel and footwear product categories, partially offset by lower sales volumes in our glove category due to supply chain constraints.
Operating income in our FootJoy golf wear segment decreased by $2.1 million, or 32.3%, to $4.4 million for the three months ended September 30, 2021 compared to $6.5 million for the three months ended September 30, 2020. The decrease in operating income resulted from higher operating expenses, partially offset by higher gross profit. Higher operating expenses were primarily a result of increases of $8.5 million and $3.1 million in selling and administrative expenses, respectively, as discussed above. Gross profit increased $11.6 million primarily driven by higher average selling prices and sales volumes discussed above, partially offset by increased inbound freight costs.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net sales by reportable segment is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
Titleist golf balls	$543.1	$388.5	$154.6	39.8%	$142.0	36.6%
Titleist golf clubs	444.3	286.4	157.9	55.1%	147.6	51.5%
Titleist golf gear	164.7	120.2	44.5	37.0%	39.5	32.9%
FootJoy golf wear	462.0	314.7	147.3	46.8%	132.2	42.0%

Net sales information by region is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
United States	$906.6	$627.5	$279.1	44.5%	$279.1	44.5%
EMEA	246.9	174.2	72.7	41.7%	52.7	30.3%
Japan	149.9	102.0	47.9	47.0%	49.0	48.0%
Korea	251.8	177.8	74.0	41.6%	58.9	33.1%
Rest of world	172.2	110.2	62.0	56.3%	47.9	43.5%
Total net sales	$1,727.4	$1,191.7	$535.7	45.0%	$487.6	40.9%

Segment operating income by reportable segment is summarized as follows:

	Nine months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2021	2020	$ change	% change
Titleist golf balls	$106.8	$61.0	$45.8	75.1%
Titleist golf clubs	84.7	21.3	63.4	*
Titleist golf gear	22.7	20.7	2.0	9.7%
FootJoy golf wear	53.6	18.9	34.7	183.6%
_______________________________________________________________________________
*Percentage change not meaningful
Net Sales
Net sales increased by $535.7 million, or 45.0%, to $1,727.4 million for the nine months ended September 30, 2021 compared to $1,191.7 million for the nine months ended September 30, 2020. On a constant currency basis, net sales increased by $487.6 million, or 40.9%, to $1,679.3 million. The increase in net sales on a constant currency basis was largely due to sales volume increases across all reportable segments, as rounds of play and consumer demand for golf-related products remained elevated during the first nine months of 2021, coupled with the adverse impact of government-ordered shutdowns in the second quarter of 2020. Sales volume growth of products that are not allocated to one of our four reportable segments also contributed to the increase in net sales.

The increase in net sales in the United States was driven by an increase of $99.4 million in Titleist golf balls, an increase of $87.5 million in Titleist golf clubs, an increase of $65.3 million in FootJoy golf wear and an increase of $21.7 million in Titleist golf gear, all driven by the same factors discussed above.

Net sales in regions outside the United States increased by $256.6 million, or 45.5%, to $820.8 million for the nine months ended September 30, 2021 compared to $564.2 million for the nine months ended September 30, 2020. On a constant currency basis, net sales in such regions increased by $208.5 million, or 37.0%, to $772.7 million. The increase in net sales in all regions was primarily driven by increased sales across all reportable segments also driven by the same factors discussed above.

Gross Profit
Gross profit increased by $304.6 million to $914.0 million for the nine months ended September 30, 2021 compared to $609.4 million for the nine months ended September 30, 2020. Gross margin increased to 52.9% for the nine months ended September 30, 2021 compared to 51.1% for the nine months ended September 30, 2020. The increase in gross profit primarily resulted from an increase of $101.8 million in Titleist golf clubs, an increase of $90.4 million in Titleist golf balls, an increase of $76.6 million in FootJoy golf wear and an increase of $17.9 million in Titleist golf gear, each primarily due to the sales volume increases discussed above, partially offset by higher inbound freight costs across all reportable segments.

The increase in gross margin was primarily driven by higher gross margins in Titleist golf clubs, Titleist golf balls and FootJoy golf wear. The increases in Titleist golf clubs and Titleist golf balls was primarily due to favorable manufacturing overhead absorption primarily driven by sales volume increases, favorable product mix shifts and higher average selling prices. The second quarter of 2020 included nonrecurring period costs related to the temporary closure of our United States-based golf club assembly and golf ball manufacturing facilities. The increase in FootJoy golf wear was primarily due to a higher percentage of global eCommerce sales and retail sales in Korea. Higher inbound freight costs partially offset the gross margin increases across all reportable segments.

Selling, General and Administrative Expenses
SG&A expenses increased by $149.4 million to $586.4 million for the nine months ended September 30, 2021 compared to $437.0 million for the nine months ended September 30, 2020. This increase was largely driven by lower SG&A in 2020 due to expense reduction measures taken across all reportable segments as a result of the COVID-19 pandemic and also by higher expenditures required to support the continued high levels of demand across all our reportable segments. This increase was comprised of an increase of $77.6 million in selling expense due to higher sales volumes as described above, an increase of $40.8 million in advertising and promotional expenses and an increase of $27.9 million in administrative expense primarily due to higher employee-related and consulting expenses. Overall, SG&A included a $11.1 million unfavorable impact of changes in foreign currency exchange rates across all expense categories and reportable segments.
Research and Development
R&D expenses increased by $4.9 million to $39.9 million for the nine months ended September 30, 2021 compared to $35.0 million for the nine months ended September 30, 2020, primarily related to an increase in employee-related costs.
Interest Expense, net
Interest expense, net decreased by $5.8 million to $6.6 million for the nine months ended September 30, 2021 compared to $12.4 million for the nine months ended September 30, 2020. This decrease was primarily due to a decrease in borrowings and interest rates for the nine months ended September 30, 2021.
Other Expense, net
Other expense, net decreased by $4.9 million to $3.2 million for the nine months ended September 30, 2021 compared to $8.1 million for the nine months ended September 30, 2020. This decrease was primarily due to a decrease in the pension settlement costs recorded related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program associated with management’s approved restructuring program.
Income Tax Expense
Income tax expense increased by $41.7 million to $62.9 million for the nine months ended September 30, 2021 compared to $21.2 million for the nine months ended September 30, 2020. Our ETR was 23.1% for the nine months ended September 30, 2021 compared to 21.6% for the nine months ended September 30, 2020. The change in the ETR was primarily driven by the impact of the COVID-19 pandemic on our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased by $154.6 million, or 39.8%, to $543.1 million for the nine months ended September 30, 2021 compared to $388.5 million for the nine months ended September 30, 2020. On a constant currency basis, net sales in our Titleist golf balls segment increased by $142.0 million, or 36.6%, to $530.5 million. This increase was largely due to higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2021 combined with the adverse impact of government-ordered shutdowns in the second quarter of 2020.

Operating income in our Titleist golf balls segment increased by $45.8 million, or 75.1%, to $106.8 million for the nine months ended September 30, 2021 compared to $61.0 million for the nine months ended September 30, 2020. The increase in operating income resulted from higher gross profit of $90.4 million, partially offset by higher operating expenses. The increase in gross profit was primarily driven by the sales volume increase discussed above, as well as higher average selling prices. Also contributing to the increase in gross profit was favorable manufacturing overhead absorption due to higher production volumes coupled with nonrecurring period costs related to the temporary closure of our United States-based golf ball manufacturing facilities incurred during the second quarter of 2020. This increase was partially offset by increased inbound freight costs. Operating expenses increased primarily as a result of increases of $17.1 million, $13.9 million and $10.8 million in advertising and promotional, selling and administrative expenses, respectively, as discussed above.

Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased by $157.9 million, or 55.1%, to $444.3 million for the nine months ended September 30, 2021 compared to $286.4 million for the nine months ended September 30, 2020. On a constant currency basis, net sales in our Titleist golf clubs segment increased by $147.6 million, or 51.5%, to $434.0 million. This increase was largely due to higher sales volumes in all product categories except wedges and higher average selling prices across all product categories. The decrease in sales volumes of wedges was primarily due to supply chain constraints. Also contributing to the increase was the adverse impact of government-ordered shutdowns in the second quarter of 2020.
Operating income in our Titleist golf clubs segment increased by $63.4 million to $84.7 million for the nine months ended September 30, 2021 compared to $21.3 million for the nine months ended September 30, 2020. The increase in operating income resulted from higher gross profit of $101.8 million driven by the sales volume increase discussed above and higher average selling prices, partially offset by increased inbound freight costs and higher operating expenses. Higher operating expenses were primarily as a result of increases of $14.6 million, $13.8 million and $7.9 million in selling, advertising and promotional, and administrative expenses, respectively, as discussed above.

Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased by $44.5 million, or 37.0%, to $164.7 million for the nine months ended September 30, 2021 compared to $120.2 million for the nine months ended September 30, 2020. On a constant currency basis, net sales in our Titleist golf gear segment increased by $39.5 million, or 32.9%, to $159.7 million. This increase was largely due to sales volume increases across all product categories combined with the adverse impact of government-ordered shutdowns in the second quarter of 2020.
Operating income in our Titleist golf gear segment increased by $2.0 million, or 9.7%, to $22.7 million for the nine months ended September 30, 2021 compared to $20.7 million for the nine months ended September 30, 2020. The increase in operating income resulted from higher gross profit of $17.9 million driven by the sales volume increase discussed above, partially offset by higher operating expenses and increased inbound freight costs. Operating expenses increased primarily as a result of increases of $10.6 million, $2.9 million and $2.2 million in selling, administrative, and advertising and promotional expenses, respectively, as discussed above.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased by $147.3 million, or 46.8%, to $462.0 million for the nine months ended September 30, 2021 compared to $314.7 million for the nine months ended September 30, 2020. On a constant currency basis, net sales in our FootJoy golf wear segment increased by $132.2 million, or 42.0%, to $446.9 million. This increase was largely due to increased sales volumes and higher average selling prices across all product categories. Also contributing to the increase was the adverse impact of government-ordered shutdowns in the second quarter of 2020.
Operating income in our FootJoy golf wear segment increased by $34.7 million, or 183.6%, to $53.6 million for the nine months ended September 30, 2021 compared to $18.9 million for the nine months ended September 30, 2020. The increase in operating income resulted from higher gross profit of $76.6 million primarily as a result of the sales volume increase and higher average selling prices discussed above and a higher percentage of global eCommerce sales and retail sales in Korea, partially offset by increased inbound freight costs and higher operating expenses. Operating expenses increased primarily as a result of increases of $29.0 million, $6.4 million and $6.1 million in selling, advertising and promotional, and administrative expenses, respectively, as discussed above.

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
As of September 30, 2021, we had $318.6 million of unrestricted cash and cash equivalents (including $11.4 million attributable to our FootJoy golf shoe variable interest entity). As of September 30, 2021, 44.0% of our total unrestricted cash and cash equivalents was held at our non-U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
As noted previously, the COVID-19 pandemic could impact our results of operations in ways we cannot currently predict. Subject to the length and severity of the COVID-19 pandemic, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions (such as the current COVID-19 pandemic), demand for our products, availability and cost of our raw materials and components, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2020.
Debt and Financing Arrangement
As of September 30, 2021, we had $385.7 million of availability under our revolving credit facility after giving effect to $14.3 million of outstanding letters of credit. Additionally, we had $59.8 million available under our local credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. On March 5, 2021, we issued a notice exercising our right to an early termination of the covenant relief period under our credit agreement and as such we are now required to comply with the previous maximum net average total leverage ratio, and the interest rate margins, commitment fee and covenant baskets in effect prior to the July 23, 2020 amendment of our credit agreement. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-5-Debt and Financing Arrangements,” Item 1 of Part I included elsewhere in this report for a description of our credit agreement. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2021, we were in compliance with all covenants under the credit agreement.
See “Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further description of our credit facilities. Additionally, see "Risk Factors - Risks Related to Our Indebtedness" as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Capital Expenditures
We made $19.2 million of capital expenditures during the nine months ended September 30, 2021. Capital expenditures for the full year are expected to be in the range of $40 to $45 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology to support our global strategic initiatives. Our projected capital expenditures in 2021 are primarily related to key strategic investments in our golf ball operations and precision manufacturing capabilities.
Dividends and Share Repurchase Program
As of September 30, 2021, the Board of Directors had authorized us to repurchase up to an aggregate of $100.0 million of our issued and outstanding common stock. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at our discretion consistent with our general working capital needs and within the constraints of our credit agreement. This program will remain in effect until completed or until terminated by the Board of Directors.
In March 2021, we resumed share repurchases under our share repurchase program, which we had temporarily suspended in April 2020 in light of the COVID-19 pandemic. During the nine months ended September 30, 2021, we repurchased 387,076 shares of common stock on the open market at an average price of $49.14 for an aggregate of $19.0 million.
In connection with the share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market, up to an aggregate of $24.9 million, at the same weighted average per share price. In relation to this share repurchase agreement, on April 2, 2021, we repurchased 355,341 shares of common stock for an aggregate of $11.1 million from Magnus, in completion of our previously discussed share repurchase obligations. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our Magnus share repurchase agreement.
As of September 30, 2021, we had $33.5 million remaining under the current share repurchase authorization. On October 20, 2021, the Board of Directors authorized us to repurchase up to an additional $100.0 million of our issued and outstanding common stock, bringing the total authorization up to $200.0 million.
During the nine months ended September 30, 2021, we paid dividends on our common stock of $37.1 million to our shareholders. During the fourth quarter of 2021, our Board of Directors declared a dividend of $0.165 per share of common stock to shareholders of record as of December 3, 2021 and payable on December 17, 2021.
Cash Flows
The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$280,091	$167,111
Investing activities	(19,210)	(15,387)
Financing activities	(87,812)	(74,647)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4,015)	1,342
Net increase in cash, cash equivalents and restricted cash	$169,054	$78,419
Cash Flows from Operating Activities
Net cash provided by operating activities was $280.1 million for the nine months ended September 30, 2021 compared to $167.1 million for the nine months ended September 30, 2020, an increase in cash provided by operating activities of $113.0 million. The increase in cash provided by operating activities was primarily driven by an increase in net income offset in part by changes in working capital, both as a result of a significant increase in rounds of play and related consumer demand for golf-related products. Working capital at any specific point in time is subject to many variables including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
Net cash used in investing activities was $19.2 million for the nine months ended September 30, 2021 compared to $15.4 million for the nine months ended September 30, 2020, an increase in cash used in investing activities of $3.8 million driven by changes in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities was $87.8 million for the nine months ended September 30, 2021 compared to $74.6 million for the nine months ended September 30, 2020, an increase in cash used in financing activities of $13.2 million. This increase was primarily due to an increase in purchases of common stock offset in part by a decrease in repayments of short-term borrowings.
Off-Balance Sheet Arrangements
As of September 30, 2021, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates, foreign exchange rates and commodity prices and availability, as well as inflation risk. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents.
COVID-19 Pandemic
Uncertainty with respect to the economic impact of the COVID-19 pandemic has introduced significant volatility in the financial markets and has impacted interest rates, foreign exchange rates, and commodity prices and availability. The COVID-19 pandemic continues to be fluid and uncertain, making it difficult to forecast the ultimate impact it could have on our future operations.
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

During 2018, we entered into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we paid fixed and received variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. These contracts matured on May 31, 2021 and as of September 30, 2021, there were no interest rate swap contracts outstanding. See "Notes to Unaudited Condensed Consolidated Financial Statements-Note-6-Derivative Financial Instruments" for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our pre-tax interest expense. As of September 30, 2021, we had $319.4 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs). The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of September 30, 2021 would have resulted in an increase of $3.2 million in our annual pre-tax interest expense.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at September 30, 2021 was $198.8 million, representing a net settlement asset of $2.8 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of September 30, 2021, while not predictive in nature, indicated that the net settlement asset of $2.8 million would decrease by $12.2 million resulting in a net settlement liability of $9.4 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
Commodity Risk
We are exposed to commodity price and availability risks with respect to certain materials and components used by us, our suppliers and our manufacturers, including polybutadiene, urethane and Surlyn for the manufacturing of our golf balls, titanium and steel for the assembly of our golf clubs, leather and synthetic fabrics for our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum-based materials for a number of our products.
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

ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended September 30, 2021. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, many of our employees began working remotely in March 2020 and continue to do so. This change to our working environment did not have a material effect on our internal controls over financial reporting during the most recent quarter. We will continue to monitor and assess any impacts from the COVID-19 pandemic on our internal controls over financial reporting.

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
ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the third quarter of 2021:

Period	Total number of shares purchased (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
July 1, 2021 - July 31, 2021	77,500	$49.83	77,500	$41,926
August 1, 2021 - August 31, 2021	68,500	52.27	68,500	38,345
September 1, 2021 - September 30, 2021	96,420	49.98	96,420	33,526
Total	242,420	$50.58	242,420	$33,526

_______________________________________________________________________________
(1)    As of September 30, 2021, the Board of Directors had authorized us to repurchase up to an aggregate of $100.0 million of our issued and outstanding common stock. On October 20, 2021, the Board of Directors authorized us to repurchase up to an additional $100.0 million of our issued and outstanding common stock, bringing the total authorization up to $200.0 million.
(2)     In connection with the share repurchase program, we entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market up to an aggregate of $24.9 million at the same weighted average per share price. On April 2, 2021, we repurchased 355,341 shares of common stock for an aggregate of $11.1 million from Magnus, in completion of our previously discussed share repurchase obligations. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note 10-Common Stock,” Item 1 of Part I, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreement.

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

ACUSHNET HOLDINGS CORP.

Dated: November 4, 2021	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2021	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

