Form 10-K
period 2021-12-31
Acushnet Holdings Corp.
filed 2022-03-01
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant's most recently completed second fiscal quarter June 30, 2021, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1.7 billion. The registrant's common stock trades on the New York Stock Exchange under the symbol “GOLF.”
The registrant had 72,379,964 shares of common stock outstanding as of February 25, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on June 6, 2022, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

i

In this Annual Report on Form 10‑K ("Annual Report"), the terms “Acushnet,” “we,” “us,” “our” and the “Company” refer to Acushnet Holdings Corp. and its consolidated subsidiaries.
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
INDUSTRY AND MARKET DATA
Within this Annual Report, we reference information and statistics regarding the golf industry and the golf equipment, wear and gear markets. We have obtained certain of this information and statistics from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources for the most recent available date. We believe that these external sources and estimates are reliable, but have not independently verified them. Certain of this information and statistics are based on our good faith, reasonable estimates, which are derived from our review of internal surveys and independent sources. In addition, projections, assumptions and estimates of the future performance of the golf industry and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in the sections entitled “Risk Factors” and “Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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
TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as “Titleist,” “FootJoy,” “Pro V1,” “Pro V1x,” "AVX," “FJ,” “Pinnacle,” “Scotty Cameron,” "TSi," "T Series," “Vokey Design,” and "KJUS" which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®,  ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This report may also contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
iii

PART I
ITEM 1.            BUSINESS
Overview
We are the global leader in the design, development, manufacture and distribution of performance‑driven golf products, which are widely recognized for their quality excellence. Our mission—to be the performance and quality leader in every golf product category in which we compete—has remained consistent since we entered the golf ball business in 1932. Today, we are the steward of two of the most revered brands in golf—Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wearable brands. Titleist has been the #1 ball in professional golf for over 70 years and FootJoy has been the #1 shoe on the PGA Tour for over six decades.
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
Dedicated golfers view premium golf shops, such as on‑course golf shops and golf specialty retailers, as preferred retail channels for golf products of superior performance and product quality. As a result, we have committed to being one of the preferred and trusted partners to premium golf shops worldwide. We believe this commitment provides us a retail environment where our product performance and quality advantage can most effectively be communicated to dedicated golfers. In addition, we service other qualified retailers that sell golf products to consumers worldwide and offer a selection of our products direct to consumers via our eCommerce websites.
Our vision is to consistently be regarded by industry participants, from dedicated golfers to the golf shops that serve them, as the best golf company in the world. We have established leadership positions across all major golf equipment and golf wear categories under our globally recognized brands.
For the year ended December 31, 2021, we recorded net sales of $2,147.9 million, net income attributable to Acushnet Holdings Corp. of $178.9 million and Adjusted EBITDA of $328.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report, for a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., the most directly comparable GAAP financial measure.
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
Our Core Focus
Dedicated Golfers
Our target market is dedicated golfers, who are avid and skill‑biased, prioritize performance and commit the time, effort and money to improve their game. We believe that dedicated golfers are generally the most consistent purchasers of golf products, as we believe they are the most discerning and most likely to invest in premium performance equipment and golf wear.

Product Platform
Leveraging the success of our golf ball and golf shoe businesses, while maintaining the core values of the Titleist and FootJoy brands, we have strategically entered into product categories such as golf clubs, wedges, putters, golf gloves, golf gear and golf wear with an objective of being the performance and quality leader.
Since the dedicated golfer views each performance product category on its own merits, we have approached each category on its own terms by committing the necessary resources to become a performance and quality leader in each product category where we participate. As a result, we have built an industry leading platform across all performance product categories, driving a market‑differentiating mix of consumable products, which we consider to be golf balls and golf gloves, which collectively represented approximately 40% of our net sales in 2021, and more durable products, which we consider to be golf clubs, golf shoes, golf apparel and golf gear, which collectively represented approximately 60% of our net sales in 2021.
We operate under the following four reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear; and FootJoy golf wear, which represented approximately 31%, 26%, 9% and 27%, respectively, of net sales in 2021. For further information surrounding the principal products of each reportable segment, see “Our Products” further below. Financial information for our segments, including sales by geographic area, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report and in “Notes to Consolidated Financial Statements – Note 20 – Segment Information,” Item 8 of Part II, included elsewhere in this report.
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
Innovation Leadership
We believe innovation is critical to dedicated golfers, as they depend on the ability of new and innovative products to drive improved performance. We currently employ a research and development ("R&D") team of over 200 scientists, chemists, engineers and technicians. We also introduce new product innovations at a cadence that best aligns with the typical dedicated golfer’s replacement cycle within each product category.
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
Route to Market Leadership
As one of the preferred partners to premium golf shops, we seek to ensure that the performance benefits derived from using our products are showcased and our products are properly merchandised. As we see our retail partners as a critical connection to dedicated golfers, we place great emphasis on building strong relationships and trust with them. This is the reason our sales associates are expected not simply to be salespeople, but to function as golf experts and enthusiasts in their respective territories who advise and assist our retail partners to better serve their customers. We help generate golfer demand and sell‑through via in‑shop merchandising, promotions and advertising, and also provide product education to club professionals, coaches and instructors. Lastly, we place a strong focus on golfer engagement, starting with fitting and trial initiatives across our balls, clubs and shoes categories. We offer custom products across several categories to meet the varying needs of golfers' skill levels, personal styles and preferences. In addition, our expanding eCommerce presence is expected to yield incremental sales and profitability, as well as to foster a deeper and more real time connection with dedicated golfers.

Market Overview and Opportunity
Market Overview
In 2021, there were over 66 million golfers worldwide playing over 900 million rounds at over 31,000 golf facilities on nearly 38,000 golf courses, and our addressable market, comprised of golf equipment, golf wear and golf gear, represented approximately $12 billion in retail sales and approximately $9 billion in wholesale sales. In 2020, on a geographic basis, the Americas accounted for over 40% of our addressable market, followed by the many countries that comprise Asia Pacific accounting for approximately 45% and EMEA for over 10% of our addressable market. While rounds of play had been relatively stable for years, the game experienced an approximate 8% global increase in rounds in both 2021 and 2020. Many dedicated golfers took full advantage of favorable weather, an increase in discretionary time due to the circumstances attendant to the COVID-19 pandemic, including limited personal and professional travel and increased flexibility of schedules due to the remote work policies adopted by many companies, and limited other entertainment options, contributing to the increase in rounds of play. In addition, the game of golf remained in high demand in 2021 as the COVID-19 pandemic continued due to its outdoor field of play and ease of social distancing. We anticipate that rounds of golf played will remain resilient and establish a new normal as vaccinations increase, workplaces evolve and other entertainment activities resume a more normal cadence.
We believe the golf industry is mainly driven by golfer demographics, dedicated golfers, weather and economic conditions.
Golfer Demographics. Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 and above, primarily “gen‑x” and “baby boomers,” who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic, as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, promising developments in golf include the generational shift with millennial golfers making their marks at both professional and amateur levels and, in 2021, accounting for 25% of golfers overall in the U.S., and the increase in the number of juniors (ages 6-17) who play golf in recent years.
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

•Titleist Clubs, Wedges and Putters.  We intend to continue to launch innovative, high performance golf clubs by further leveraging Titleist R&D excellence in all club categories. To enhance the golfer experience, we plan to continue highly focused consumer connection initiatives, promote and encourage custom fitting and trial, and offer best-in-class custom manufacturing capabilities. We intend to continue to also develop and offer concept and limited edition products to showcase advanced technologies and we intend to continue to dedicate the resources necessary to ensure that Titleist drivers, fairways, hybrids and irons, Vokey Design wedges and Scotty Cameron putters remain golf's leaders in performance, technology, craftsmanship and selection.
•FootJoy Footwear. We continue to invest in design and innovation to bring golf-specific performance advancements to the footwear category. We launched several new models in 2021, and we plan to continue to enrich our consumer connection initiatives with digital content, product trial and fit experiences in key global markets.
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
•FootJoy Apparel.  We remain committed to bringing style, performance, and innovation to the golf apparel category. In addition to our seasonal apparel collections, we plan to launch new outerwear products to meet the performance expectations of the most demanding players and "make every day playable." We plan to continue to work with select players on the PGA, LPGA and European PGA Tour who trust the FootJoy brand to perform at the highest levels.
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
•KJUS Outerwear and Apparel. In the third quarter of 2019, we acquired KJUS, a brand which designs premium technical golf, ski and lifestyle apparel with distinctive, clean designs. KJUS entered the golf outerwear and apparel markets less than a decade ago with a focus on freedom of movement, temperature regulation and all-weather protection to enhance performance. We intend to continue to invest in design and innovation to deliver advancements in KJUS outerwear and apparel.
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
In early 2021, we launched new Pro V1 and Pro V1x models with advancements in every single golf ball layer for total performance. The 2021 models maintained their differences in flight, feel and spin. Pro V1 offers the greatest combination of speed, spin and feel in the game and is the best fit for the majority of golfers. Pro V1 flies lower than Pro V1x with a more penetrating trajectory and has a softer feel. Pro V1x has a fast, high flight and delivers spin where and when a golfer wants it. Complementing Pro V1 and Pro V1x is another high performance golf ball, Pro V1x Left Dash. Introduced in 2019, Pro V1x Left Dash meets the performance needs of a select group of players seeking high flight with even lower long game spin than Pro V1x. Titleist Pro V1 and Pro V1x models remain the most trusted, best performing and most consistent golf balls in the game. This is validated by the overwhelming usage and trust of players throughout the pyramid of influence and the marketplace success of these products. On the 2021 worldwide professional tours, Titleist golf balls account for 73% of all golf balls used, over seven times more than the nearest competitor.
In November 2021, we introduced Pro V1 and Pro V1x RCT golf balls. RCT stands for "Radar Capture Technology," a proprietary, patent-pending technology. In development for over two years, these products showcase the technological capabilities of the Titleist Ball R&D and Operations teams. Pro V1 RCT is engineered to deliver the most accurate golf ball data on indoor radar-based launched monitors and was validated in collaboration with a team of fitting experts. Pro V1 and Pro V1x RCT golf balls offer the exact same design, quality and performance as any Pro V1 or Pro V1x with the enhanced benefit of an indoor radar signal that captures actual spin data to deliver a true indoor precision fitting.
An advanced version of the Titleist AVX golf ball launched in early 2022. AVX complements our Pro V1 premium performance, thermoset cast urethane models and also has a loyal golfer following. AVX flies lower, spins less and has an even softer feel than Pro V1 or Pro V1x. Tour Speed, rolled out globally as Titleist’s first multi-component thermoplastic urethane golf ball in mid-2020, delivers best-in-class performance when compared with similarly priced competitive offerings. Our Tour Soft golf ball features the largest core Titleist has ever produced and a very thin soft cover for commanding distance and soft, responsive feel. Also new for 2022 are Velocity and TruFeel models that provide golfers with a range of performance, color and price preferences.
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
Net sales of Titleist golf balls for the years ended December 31, 2021, 2020 and 2019 were $667.6 million, $507.8 million, and $551.6 million, respectively, in each case approximately 31% of our total net sales.
We are also a leader in custom imprinted golf balls. This includes printing high quality reproductions of country club or resort logos, tournament logos, corporate logos and personalization on Titleist and Pinnacle golf balls. Our service includes design capabilities, special packaging options and fast turnaround times. The majority of custom imprinting is done for corporate logos, as there has long been a strong connection between the business community and golf. We estimate custom golf ball sales represent, on average, between 25 - 30% of our global net golf ball sales.
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
    Net sales of Titleist golf clubs, wedges and putters for the years ended December 31, 2021, 2020 and 2019 were $551.5 million, $418.4 million, and $434.4 million, respectively, in each case approximately 26% of our total net sales.
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
Vokey Design Wedges
Bob Vokey champions the Titleist wedge effort by creating high performance wedges to meet the demands of dedicated golfers and the best players in the world. The Vokey Design wedge product offering is a compilation of the most popular wedges resulting from the Vokey Team’s hands‑on work with golf’s best players to develop shapes and soles that address varying techniques and course conditions. In total, we offer 23 unique loft, sole grind and bounce combinations and four unique finishes to create golf’s most complete wedge product performance range. In addition, Vokey’s online Wedgeworks program promotes limited edition models and allows golfers to customize and personalize their wedges. Vokey Design wedges are the most played wedges by tour professionals.
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
    Titleist Golf Bags
    Titleist Golf Bags have an array of models across price points with designs ranging from those to be carried to those designed for golf carts, each with an array of functional differences and a variety of materials and colors. Titleist golf bags are used on professional tours throughout the world and are relied upon by players globally to support their game. In 2021, we introduced our updated Titleist Players Stand Bag collection, which continued the momentum of this leading bag franchise sold by leading golf courses across the globe. We also enjoyed success with our LINKSMASTER Series of premium golf bags at leading clubs around the world.
    Titleist Golf Headwear
    Titleist Golf Headwear has been recognized on the professional golf tours for decades. Titleist golf headwear provides both function and fashion appeal across a multitude of models providing rain and sun protection as well as trend designs for the dedicated player. We have established key product franchises in our headwear assortment with a variety of functions for both men and women including the Tour Performance, the Montauk and the Tour Aussie. We seek to constantly elevate and innovate the performance and quality of our headwear while keeping the design and colors fresh and appealing to the dedicated player.
Titleist golf gear accounted for net sales of $192.6 million, $149.4 million and $150.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, in each case approximately 9% of our total net sales.
FootJoy
FootJoy is one of golf’s leading performance wearable brands, which consists collectively of golf shoes, gloves and apparel. Net sales of FootJoy products for the years ended December 31, 2021, 2020 and 2019 were $580.6 million, $415.3 million, and $441.9 million, respectively, in each case approximately 27% of our total net sales.
FootJoy Golf Shoes
FootJoy is the #1 shoe in golf and has been the #1 shoe on the PGA Tour for over seven decades (since 1945). With an exclusive focus on golf, FootJoy shoes are designed, developed and manufactured for all golfers across multiple golf shoe categories, including modern classics, technical performance, casual and athletic.
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
FootJoy Outerwear and Apparel
FootJoy is also a leader in the golf outerwear and men's and women's golf apparel markets. FootJoy’s goal for outerwear is to “make every day playable” and extend the golf season by providing products for rain, wind and cold conditions. FootJoy entered the outerwear category in 1996 with innovative designs and materials, became the leader in net sales in the United States by 2005 and still holds this position today. In 2011, FootJoy entered the apparel market with a full line of performance golf apparel and has become one of the leading brands in the U.S., Europe, Korea and other major markets globally.

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

We have three company‑owned and operated golf ball manufacturing facilities, two located in the United States and one in Thailand, encompassing approximately 600,000 total square feet with sufficient production capacity to meet anticipated growth. We also have five global custom golf ball imprinting operations and utilize local vendors for imprinting capabilities in other geographic markets.
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
Nearly all of our FootJoy golf shoes are manufactured in a 525,000 square foot facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest with the remaining 60% owned by our long‑standing Taiwan supply partners. In our consolidated financial statements, we consolidate the accounts of this joint venture, which is a variable interest entity ("VIE"). The joint venture was established in 1995 and has been in its current facility since 2000. The sole purpose of the joint venture is to manufacture our golf shoes and as such we are deemed to be the primary beneficiary of the VIE. The multi‑floor/multi‑building complex owned by the joint venture is devoted exclusively to FootJoy golf shoes and has production capacity of nearly five million pairs annually. See “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies – Variable Interest Entities,” Item 8 of Part II included elsewhere in this report, for a discussion of our FootJoy golf shoe joint venture and the material terms of the agreement which governs such joint venture arrangement.
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
We operate, and have our own field sales representation, in those countries that represent the substantial majority of golf equipment and wearable sales, including the United States, Japan, Korea, the United Kingdom, Canada, Germany, Sweden, France, Greater China, Australia, New Zealand, Thailand, Singapore, Malaysia and Switzerland. Exclusive Titleist and FootJoy brand retail stores have been established within key Asia Pacific markets to elevate brand experiences, presence and product presentation for dedicated golfers. Primarily focused on Titleist and FootJoy Apparel collections unique to Korea, Japan and mainland China, these upscale brand and product showcase locations capture the undivided attention of dedicated Titleist and FootJoy brand fans, as well as provide for expanded education, selection and fitting experiences. In other countries in which we sell our products, we rely on select distributors in order to deepen our reach into those markets. Each country administers its own in‑country channel of distribution strategy given the unique characteristics of each market.
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
We employ approximately 380 sales representatives worldwide, who are compensated through a combination of salary and a performance bonus. We currently service over 28,000 direct accounts worldwide. In both our direct sales and distributor markets, our trade partners are subject to our redistribution policy.
Supplementing our core field sales partnerships are Internet‑based initiatives and eCommerce websites. Titleist, FootJoy and KJUS have established eCommerce websites accessible around the globe and we plan to further expand eCommerce initiatives in the coming years. The eCommerce initiative is expected to yield incremental sales and profitability and enriched data on golfers' preferences and trends, as well as to foster a deeper and more real time connection with dedicated golfers.
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
Raw Materials
    Where possible, we use multiple suppliers or multiple production facilities, some with geographic separation, to reduce the risk of raw material shortages but, in some instances, we rely on a sole or limited number of third-party suppliers and manufacturers for raw materials. Our highest raw material consumption for golf balls, in order, is polybutadiene, ionomers, zinc diacrylate, urethane, and coatings. We source the raw materials for our golf glove and golf shoe businesses, and certain of the components for our golf shoe business, from third-party suppliers. Our golf club team employs the primary materials of steel, titanium, and aluminum and has six custom manufacturing locations around the globe, with each being responsible for supply chain execution, allowing each region to respond to market specific needs or trends. For our golf gear and FootJoy and KJUS apparel businesses, we source the finished products from select third-party vendors that have the necessary quality capabilities.
Seasonality
Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year‑round, with many of our on‑course customers closed during the cold weather months. In general, during the first quarter, we begin selling our products into the golf retail channel for the new golf season. This initial sell‑in generally continues into the second quarter. Our second‑quarter sales are significantly affected by the amount of sell‑through, in particular the amount of higher value discretionary purchases made by customers, which drives the level of reorders of the products sold during the first quarter. Our third‑quarter sales are generally dependent on reorder business, and are generally lower than the second quarter, as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Our fourth‑quarter sales are generally less than the other quarters due to the end of the golf season in many of our key markets, but can also be affected by key product launches, particularly golf clubs. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including the timing of new product introductions as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Factors Affecting our Results of Operations – Product Life Cycles,” Item 7 of Part II to this report, as well as weather conditions. This seasonality affects sales in each of our reportable segments differently. In general, however, because of this seasonality, a larger portion of our sales and profitability generally occurs during the first half of the year.
Research and Product Development
Innovating within a highly regulated environment presents unique challenges and opportunities that require a significant investment in people, facilities and financial resources, with separate dedicated R&D teams for each product category. We have six R&D facilities and/or test centers supported by over 200 scientists, chemists, engineers and technicians in aggregate. We are committed to continuous improvement and each R&D team is tasked to develop technology that will deliver better quality and performance products in each generation.
For the years ended December 31, 2021, 2020 and 2019 we invested $55.3 million, $48.9 million and $51.6 million, respectively, in R&D.
Patents, Trademarks and Licenses
We consider our patents and trademarks to be among our most valuable assets. We are dedicated to protecting the innovations created by our R&D teams by developing broad and deep patent and trademark portfolios across all product categories.
As a result, we have strong patent positions across our product categories and innovation spaces in which we operate, and have become the leader in obtaining golf ball and golf club patents worldwide. In addition, we believe we have more combined golf shoe and golf glove utility patents than all competitors combined. We have approximately 1,000 active U.S. utility patents in golf balls, 500 active U.S. utility patents in golf clubs, wedges and putters and nearly 320 active patents in golf shoes and gloves worldwide.
We own or license a large portfolio of trademarks, including for Titleist, Pro V1, Pro V1x, AVX, Union Green, Pinnacle, AP1, AP2, TSi, T Series, CNCPT, Vokey Design, Scotty Cameron, FootJoy, FJ, DryJoys, HyperFlex, StaSof, ProDry and KJUS. We protect our trademarks by obtaining registrations where appropriate and opposing or cancelling material infringements. We also have rights in several common law marks.

Competition
There are unique aspects to the competitive dynamic in each of our product categories.
The golf ball business is highly competitive. There are a number of well‑established and well‑financed competitors, including Callaway, TaylorMade, SRI Sports Limited (Dunlop and Srixon brands) and Bridgestone (Bridgestone and Precept brands).
The golf club, wedge and putter markets in which we compete are also highly competitive and are served by a number of well‑established and well‑financed companies with recognized brand names, including Callaway, TaylorMade and Ping.
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
The United States Golf Association (the "USGA") is the governing body for golf in the United States and Mexico. The Royal and Ancient Golf Club of St. Andrews (the "R&A"), is the governing body for golf in all jurisdictions outside of the United States and Mexico. The USGA and the R&A together are the "Governing Bodies" for golf, and collectively write, interpret and maintain the Rules of Golf.
In addition to their role as rule makers, the Governing Bodies conduct national championships and are involved in other efforts to maintain the history and traditions of golf and promote the health of the game.

The Rules of Golf set the standards and establish limitations for the design and performance of all balls and clubs. Many new regulations on golf balls and golf clubs have been introduced in the past 25 years, which we believe was one of the most active periods for golf equipment regulation in the history of golf. In February 2021, the Governing Bodies issued both a Notice and Comment and an Areas of Interest notice, which are the initial steps of the established equipment rule making procedures. These notices provide research and perspectives on topics that might lead to equipment rules changes and give golf's stakeholders the opportunity to provide opinions on the topics. The outcome of these notices and the impact of any resulting potential changes to the Rules of Golf is uncertain at this time.
Golf Balls
Historically, the Rules of Golf have regulated the size, weight, spherical symmetry, initial velocity and overall distance performance of golf balls. The overall distance standard was last revised in 2004.
Golf Clubs
The Rules of Golf have also focused on golf club regulations. In 1998, a limitation was placed on the spring‑like effect of driver faces. In 2003, limits were placed on club head dimensions and volume, as well as shaft length. In 2007, club head moment of inertia was limited. A rule change to allow greater adjustability in golf clubs went into effect on January 1, 2008. In August 2008, the Governing Bodies adopted a rule change further restricting golf club grooves by reducing the groove volume and limiting the groove edge angle allowable on irons and wedges. This rule change will not apply to most golfers until January 1, 2024. It was implemented on professional tours beginning in 2010 and was implemented in elite amateur competitions beginning in 2014. All products manufactured after December 31, 2010 must comply with the new groove specifications. On October 12, 2021, the Governing Bodies announced that a new Model Local Rule will be available beginning on January 1, 2022 to provide those running professional or elite amateur golf competitions the option of limiting the maximum length of a golf club (excluding putters) to 46 inches.
    Our Position
In response to this active regulatory dynamic, our senior management and R&D teams spend significant time and effort in developing and maintaining relationships with the Governing Bodies and we are an active participant with them and other stakeholders in discussions regarding potential new rules and the rule making process. More importantly, our R&D teams are driven to innovate and continuously improve product technology and performance within the Rules of Golf. The development and protection of these innovations through aggressive patenting are essential to competing in the current market. As a long‑time industry participant and market leader, we are well‑positioned to continue to outperform the market in a rules constrained environment.
Employees and Human Capital Resources
Acushnet's associates and our enduring culture are two key elements of our success. As of December 31, 2021, we employed over 6,500 associates worldwide. Reflecting our truly global organization, nearly 2,800 of our associates are located in the Americas, over 600 are located in EMEA, and over 3,100 are located in Asia Pacific.
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
Essential to our recruitment and retention of top talent, is our commitment to ensuring we benefit from a workplace built on our core values, including diversity, inclusion, belonging and respect. Our Diversity, Inclusion and Belonging Council is made up of associates from all facets of the Company and helps guide our strategic development and implementation of a broad range of initiatives. Engagement with associates at all levels is driven through open discussion, listening and engagement surveys. Recent survey results indicate that associate engagement is strong, driven by what we believe to be a strong sense of belonging within the Company. We expect to continue to enhance our associates' experience by listening to our associates, incorporating leading ideas and best practices and working to enhance our associates’ experience.

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
As the COVID-19 pandemic continues to evolve, we have maintained modified Health and Safety programs which were initially implemented at the outset of the pandemic to ensure a healthy and safe workplace across all our global sites:
•Our workspaces, which have been re-engineered in compliance with the Centers for Disease Control and Prevention ("CDC") and other regulatory guidance to ensure appropriate working distance between work-stations, were continuously evaluated and when necessary, modified, to continue our efforts to provide a safe working environment for all associates.
•We have continued our Acushnet Global COVID-19 safety and travel protocol by requiring masks for unvaccinated associates, safe distancing and reduction of corporate travel, sanitation of all workstations between shifts, and 24x7 access to nursing staff.
•We provide company-issued masks to ensure all employees remain safe while in our facilities and we encourage all employees to receive vaccinations when they became available.
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
Risks Related to Our Indebtedness
•A high degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
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
For a more complete discussion of the material risk facing our business, see below. You should carefully consider each of the following risk factors, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. In that event, the market price of our common stock could decline significantly and you could lose all or part of your investment. The risks described below are not the only risks we face. Additional risks we are not presently aware of or that we currently believe are immaterial could also materially adversely affect our business, financial condition and results of operations.
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
The COVID-19 pandemic, and the various governmental, industry and consumer actions taken in response thereto, have impacted and could continue to impact our business. These impacts have included significant volatility in demand for our products; temporary closure of golf courses, including on-course retail pro shops; the temporary closure of off-course retail partner locations; cancellation of professional golf tour events; changes in consumer behavior in affected regions that restrict recreational activities and discretionary spending; significant disruptions in or closures of our manufacturing operations or those of our suppliers; disruptions within our supply chain restricting our ability to import products or obtain the necessary raw materials or components to make products; limitations on our employees’ and consumers’ ability to work and travel; restrictions on public gatherings; potential financial difficulties of customers and suppliers; significant changes in economic or political conditions; and related volatility in financial and market conditions. For example, supply chain constraints negatively impacted sales volumes across all of our reportable segments in the fourth quarter of 2021. In addition, raw material and component shortages negatively impacted production and, consequently, gross profits in the fourth quarter of 2021. We expect to see a sustained impact on all segments for the foreseeable future.
Given the uncertainty and evolving nature of the COVID-19 pandemic, we cannot predict the full extent of the impact of the pandemic and actions taken worldwide to address it on the economy, trade, our business and the businesses of our customers and suppliers. While it is impossible to quantify the impact of the COVID-19 pandemic, business disruptions as a result of the COVID-19 pandemic could continue to have a material impact on our business, results of operations, financial position and cash flows. The degree to which the COVID-19 pandemic and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control, including the spread, severity and duration of the pandemic; the actions taken to contain the spread of COVID-19, including any additional government ordered shutdowns; the pandemic's impact on the global economy and demand for our products; and to what extent and how quickly normal economic and operating conditions resume, if at all. Although we have seen recovery in the geographic regions where we do business, if those regions fail to fully contain the COVID-19 pandemic, the spread of the virus continues or new, more virulent strains of the virus emerge, those markets may not recover as quickly or at all. A prolonged decline in general economic conditions or uncertainties regarding future economic prospects as a result of the pandemic could adversely affect consumer confidence and discretionary spending, which in turn could result in further reduced sales of our products and could materially adversely affect our business, financial position, results of operations and cash flows.
Changes to the Rules of Golf with respect to equipment could materially adversely affect our business, financial condition and results of operations.
Golf’s most regulated categories are golf balls and golf clubs. We seek to have our new golf ball and golf club products conform with the Rules of Golf published by the United States Golf Association (the "USGA") and The Royal and Ancient Golf Club of St. Andrews (the "R&A" and, with the USGA, the "Governing Bodies"), because these rules are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States and Mexico, and the R&A publishes rules that are generally followed in most other countries throughout the world. The Rules of Golf as published by the Governing Bodies are virtually the same and are intended to be so pursuant to a Joint Statement of Principles issued in 2001. The Rules of Golf set the guidelines and establish limitations for the design and performance of all golf balls and golf clubs.
Many new regulations on golf balls and golf clubs have been introduced in the past 25 years, which we believe was one of the most active periods for golf equipment regulation in the history of golf. The Rules of Golf have historically regulated the size, weight and initial velocity of golf balls. More recently, the Governing Bodies have specifically focused on regulating the overall distance of a golf ball. The Governing Bodies have also focused on golf club regulations, including limiting the size and spring‑like effect of driver faces and club head moment of inertia. In the future, existing Rules of Golf may be altered in ways that adversely affect the sales of our current or future products, including with respect to the Distance Insights Project. In February 2021, the Governing Bodies issued both a Notice and Comment and an Areas of Interest notice, which are initial steps of the established equipment rule making procedures. These notices provide research and perspectives on topics that might lead to equipment rules changes and give golf's stakeholders the opportunity to provide opinions on the topics. The outcome of these notices and the impact of any resulting potential changes to the Rules of Golf is uncertain at this time. If a change in rules was adopted and caused one or more of our current or future products to be nonconforming, sales of such products would be impacted and we may not be able to adapt our products promptly to such rule change, which could materially adversely affect our business, financial condition and results of operations. In addition, changes in the Rules of Golf may result in an increase in the costs of materials that would need to be used to develop new products as well as an increase in the costs to design new products that conform to such rules.
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
•political unrest;
•labor difficulties, including work stoppages, slowdowns, labor shortages or excessive turnover;
•water damage or water shortage;
•government orders and regulations;
•pandemics and other health and safety issues (including, for example, the COVID-19 pandemic); and
•terrorism.
Our manufacturing, assembly and distribution capacity is also dependent on the performance of services by third parties, including vendors, landlords and logistics and transportation providers. If we encounter problems with our manufacturing, assembly and distribution facilities, our ability to meet customer expectations, manage inventory, avoid errors, complete sales and achieve objectives for operating efficiencies could be harmed, which could materially adversely affect our business, financial condition and results of operations. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could result from significant disruptions to our manufacturing, assembly and distribution facilities, such as the long‑term loss of customers or an erosion of our brand image.
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
We rely on a sole or limited number of third‑party suppliers and manufacturers for many of our raw materials and the components in our golf balls, golf clubs, golf gloves and certain of our other products. We also use specialized sources for certain of the raw materials used to make our golf gloves and other products, and these sources are limited to certain geographical locations. Furthermore, many of these materials are customized for us and some of our products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. If we were to experience any delay or interruption in such supplies, we may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business. For example, golf ball production levels were limited during

2021 by raw material shortages and we expect this dynamic to continue in 2022. Further supply chain disruptions or shortages in raw materials could materially adversely affect our business, financial condition and results of operations.

A disruption in the operations of our suppliers could materially adversely affect our business, financial condition and results of operations.
Our ability to continue to select reliable suppliers who provide timely deliveries of quality materials and components will impact our success in meeting customer demand for timely delivery of quality products. If we experience significantly increased demand, or if, for any reason, we need to replace an existing manufacturer or supplier, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any new supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. For example, during 2021 we continued to experience supply chain disruptions causing shortages of various raw materials, and these issues are expected to continue in 2022. In addition, should we decide to transition existing manufacturing between third‑party manufacturers or should we decide to transition existing in‑house manufacturing to third‑party manufacturers, the risk of such a problem could increase. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any material delays, interruption or increased costs in the supply of raw materials or components of our products could impact our ability to meet customer demand for our products, which could materially adversely affect our business, financial condition and results of operations.

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
For the year ended December 31, 2021, $1,022.9 million of our net sales were generated outside of the United States by our non‑U.S. subsidiaries. Sales by geographic area are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II and “Notes to Consolidated Financial Statements –Note 20 – Segment Information,” Item 8 of Part II, included elsewhere in this report. Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For the year ended December 31, 2021, approximately 85% of our cost of goods sold incurred by our non‑U.S. subsidiaries was denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries. If the U.S. dollar strengthens against the applicable local currency, more local currency will be needed to purchase the same amount of cost of goods sold denominated in U.S. dollars, which could materially adversely affect our business, financial condition and results of operations.

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
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. For the year ended December 31, 2021, 48% of our sales were denominated in foreign currencies. In addition, for the year ended December 31, 2021, approximately 33% of our operating expenses were denominated in foreign currencies (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries). Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
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
Custom imprinted golf balls, a majority of which are purchased by corporate customers, are estimated to represent, on average, between 25 - 30% of our global net golf ball sales. There has long been a strong connection between the business community and golf, and if corporate spending decreases, it could impact the sales of our custom imprinted golf balls.
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
On a consolidated basis, no one customer that sells or distributes our products accounted for more than 10% of our consolidated net sales in the year ended December 31, 2021. However, our top ten customers accounted for approximately 20% of our consolidated net sales in the year ended December 31, 2021. Accordingly, the loss of a small number of our large customers, or the reduction in business with one or more of these customers, could materially adversely affect our business, financial condition and results of operations. We do not currently have minimum purchase agreements with these large customers.
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
Our brands have worldwide recognition and our success depends on our ability to maintain and enhance our brand image and reputation. In particular, we believe that maintaining and enhancing the Titleist, Scotty Cameron, Vokey and FootJoy brands is critical to maintaining and expanding our customer base. Maintaining, promoting and enhancing our brands may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us and reduce long‑term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Also, as we seek to grow our presence in existing and expand into new geographic or product markets, consumers in these markets may not accept our brand image and may not be willing to pay a premium to purchase our products as compared to other brands. We anticipate that as our business continues to grow our presence in existing and expand into new markets, maintaining and enhancing our brands may become increasingly difficult and expensive. If we are unable to maintain or enhance the image of our brands, it could materially adversely affect our business, financial condition and results of operations.
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
The current U.S. presidential administration may support and introduce certain new tax, trade and tariff proposals, modifications to international trade policy and other changes, which may affect U.S. trade relations with other countries. Further, any changes in global or national political movements or trade policies could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations. While the United Kingdom's exit from the European Union ("Brexit") on December 31, 2020 is now complete and some clarity has been provided on the outcome for the United Kingdom and Europe, changes related to Brexit continue to cause some disruption to the movement of goods, services and people between the United Kingdom and the European Union, and we expect this to continue for a period of time. Policies and border control procedures continue to evolve and we continue to monitor the impact from related costs and on product transit times into to the European Union and United Kingdom.

As a result of our international business operations, we are exposed to increased risks inherent in conducting business outside of the United States. In addition to the uncertainty and the foreign currency risks discussed previously under “—Our operations are conducted worldwide and our results of operations are subject to currency transaction risk and currency translation risk that could materially adversely affect our business, financial condition and results of operations,” these risks include:
•increased difficulty in protecting our intellectual property rights and trade secrets;

•unexpected government action or changes in legal, trade, tax or regulatory requirements;
•social, economic or political instability;
•the effects of any anti‑American sentiments on our brands or sales of our products;
•increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act (the "FCPA"), and similar anti‑bribery and anti‑corruption laws, local and international environmental, health and safety laws, and increasingly complex regulations relating to data privacy and the conduct of international commerce;
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
A significant risk resulting from our global operations is compliance with a wide variety of U.S. federal and state and non‑U.S. laws, regulations and policies, including laws related to anti‑corruption, export and import compliance, anti‑trust and money laundering. The FCPA, the United Kingdom Bribery Act of 2010 and similar anti‑bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons. There has been an increase in anti‑bribery law enforcement activity in recent years, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non‑U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. We operate in parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti‑bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures have protected or will always protect us from improper conduct of our employees or business partners. To the extent that we learn that any of our employees do not adhere to our internal control policies, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti‑corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, and detecting, investigating and resolving actual or alleged violations can be expensive and require significant time and attention from senior management. Any violation of U.S. federal and state and non‑U.S. laws, regulations and policies could result in substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in the U.S. or other applicable jurisdictions. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
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
To reduce purchasing costs and ensure supply, we place orders with our suppliers in advance of the time period we expect to deliver our products. In addition, we plan our manufacturing capacity based upon the forecasted demand for our products. Forecasting the demand for our products is very difficult given the number of SKUs we offer and the amount of specification involved in each of our product categories. For example, in our golf shoe business, we offer a large variety of models as well as different styles and sizes for each model. The nature of our business makes it difficult to adjust quickly our manufacturing capacity if actual demand for our products exceeds or is less than forecasted demand. Factors that could affect our ability to accurately forecast demand for our products include, among others:
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
All of our major operations, including manufacturing, distribution, sales and accounting, are dependent upon complex information systems. Our information systems are vulnerable to damage or interruption from:
•earthquake, fire, flood, hurricane and other natural disasters;
•power loss, computer systems failure, Internet and telecommunications or data network failure;
•hackers, computer viruses, unauthorized access, software bugs or glitches; and
•accidental or unlawful acts by authorized personnel, including our employees, contractors and vendors.
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
There are growing risks related to the security, confidentiality, and integrity of personal and corporate information stored and transmitted electronically, consumer identity theft and user privacy due to increasingly diverse and sophisticated threats to network, systems and data security. Potential attacks span a spectrum from attacks by criminal hackers, hacktivists, or state-sponsored actors, to employee malfeasance and human or technological error. While we have implemented security measures, our computer systems may be susceptible to electronic or physical computer break‑ins, viruses and other disruptions and security breaches. Any perceived or actual unauthorized or inadvertent disclosure of personally‑identifiable information regarding visitors to our websites or otherwise or other breach or theft of the information we control, whether through a breach of our network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract website visitors, or subject us to claims or litigation and require us to repair damages suffered by consumers, result in higher insurance premiums and materially adversely affect our business, financial condition and the results of our operations.
Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.
A growing number of federal, state and international data privacy and security laws and regulations have been enacted that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”), which gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective starting January 1, 2023, the California Privacy Rights Act (the “CPRA”) will revise and significantly expand the scope of the CCPA. The CPRA also creates a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased enforcement. Other states have considered and/or enacted similar privacy laws, including Virginia and Colorado, which passed privacy laws that also go into operation in 2023. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.
Outside of the U.S., data protection laws, including the E.U. General Data Protection Regulation (the “GDPR”), which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.)

(EU Exit) Regulations 2019 (SI 2019/419) ("UK GDPR"), also apply to some of our operations. Legal requirements in many countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws. Failure to comply with federal, state and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and adverse publicity and could negatively affect our operating results and business.
In addition to the risk that we fail to comply with one or more of these laws and regulations, we are likely to incur substantial costs monitoring and implementing compliance with the array of privacy and security legal regimes to which we are subject. Moreover, many of the laws and regulations in this area are relatively new and their interpretations are uncertain and subject to change. Combined with the frequency with which new privacy and security laws are introduced globally, this means that we may be required to make changes to our operations or practices in an effort to comply with them. Such changes may increase our costs and reduce our revenue. We may also face inconsistent legal requirements across the various jurisdictions in which we operate, further raising both costs of compliance and likelihood that we will fail to satisfy all of our legal requirements.

If the technology‑based systems that give consumers the ability to shop with us online do not function effectively, our ability to grow our eCommerce business globally could be adversely affected.
We are increasingly using websites and social media to interact with consumers and as a means to enhance their experience with our products. We launched our first such initiatives in the U.S. in 2016. Our eCommerce footprint has grown since then, and we now have eCommerce operations in the U.S., Canada, Europe, Japan and Korea. In our eCommerce services, we process, store and transmit customer data, including payment card information. We also collect consumer data through certain marketing activities. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or consumers to a risk of loss or misuse of such information, result in litigation or potential liability for us and otherwise adversely affect our business, financial condition and results of operations. We would also likely suffer indirect harms such as reputational damage and reticence among other companies to do business with us. Further, our eCommerce business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, eCommerce and electronic devices. Existing and future laws and regulations, or new interpretations of these laws, may adversely affect our ability to conduct our eCommerce business.
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
Our goodwill and identifiable intangible assets, which consist of goodwill from acquisitions, trademarks, patents, completed technology, customer relationships, licensing fees, and other intangible assets, represented 34% of our total assets as of December 31, 2021.
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
We are also subject to the audit or examination of our tax returns by the IRS and other tax authorities whereby tax authorities could impose additional tariffs, duties, taxes, penalties and interest on us. The determination of our worldwide provision for income taxes and other tax liabilities requires complex computations and significant judgments, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable and our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements and our financial results for the period or periods for which the applicable final determinations are made.
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
From time to time, we are involved in lawsuits and regulatory actions relating to our business, including those relating to intellectual property, antitrust, data protection, commercial and employment matters. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the likelihood of such lawsuits or regulatory proceedings occurring or the ultimate outcome of any such proceedings. An unfavorable outcome could materially adversely affect our business, financial condition and results of operations. In addition, any such proceeding, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees.
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
Our growth initiatives require significant capital investments and there can be no assurance that we will realize a positive return on these investments.
Initiatives to upgrade our business processes and invest in technological improvements to our manufacturing and assembly facilities involve many risks which could result in, among other things, business interruptions and increased costs, any of which may result in our inability to realize returns on our capital investments. If we have insufficient sales or are unable to realize the full potential of our capital investments, we may not realize a positive return on our investment, which could impact our margins and have a significant adverse effect on our results of operations, financial condition and cash flows.
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
Risks Related to Our Indebtedness
A high degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2021, we had $316.2 million of indebtedness (excluding debt issuance costs). As of December 31, 2021, we had available borrowings under our revolving credit facility of $386.2 million after giving effect to $13.8 million of outstanding letters of credit and we had available borrowings remaining under our local credit facilities of $51.0 million. As of December 31, 2021, we had no outstanding interest rate swap contracts to hedge the interest rate risk on our variable rate debt.
A high degree of leverage could have important consequences for us, including:
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
We and our subsidiaries may be able to incur significant amounts of debt, which could exacerbate the risks associated with our current indebtedness.
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
    As of December 31, 2021, Magnus Holdings Co., Ltd. (“Magnus”), which is wholly‑owned by Fila, beneficially owned approximately 51.7% of our outstanding common stock. Fila is able to control the election and removal of our directors and thereby effectively determine, among other things, the payment of dividends, our corporate and management policies, including potential mergers or acquisitions or asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws, and other significant corporate transactions for so long as Magnus retains significant ownership of us. So long as Fila owns Magnus and Magnus continues to own a significant amount of our voting power, even if such amount is less than 50%, Fila will continue to be able to strongly influence or effectively control our decisions. The interests of Fila and Magnus may not coincide with the interests of other holders of our common stock.
    By controlling the election and removal of our directors, Fila is able to effectively determine the payment of dividends on our common stock. Magnus may cause us to pay dividends on our common stock at times or in amounts that may not be in the best interest of us or other holders of our common stock. For example, it may be in the interest of Magnus and Fila to cause the payment of dividends on our common stock in order to satisfy obligations under loan agreements they may enter into from time to time. See “We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock.”
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
    Magnus, which is wholly‑owned by Fila, controls 37,803,827 shares, or approximately 51.7%, of our outstanding common stock as of December 31, 2021. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Consequently, we are not required to comply with certain of the NYSE corporate governance requirements, such as the requirement to have a majority of independent directors on our Board of Directors, or the requirement to have a compensation committee and nominating and corporate governance committee comprised of independent directors. We may rely on one or more of the exemptions going forward. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
Our share repurchase program could be suspended or terminated, may not enhance long-term stockholder value, and may increase the volatility of the price of our stock and diminish our cash reserves.
In October 2021, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our issued and outstanding common stock, bringing the total authorization up to $200.0 million. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Decisions regarding the repurchase of shares will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, legal requirements and regulatory constraints. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. We cannot guarantee that we will repurchase shares in the future or conduct share repurchase programs.
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
As of December 31, 2021, we had 424,144,964 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities convertible into, exchangeable for, or exercisable into our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have 6,428,562 shares available for issuance under our 2015 Incentive Plan. Any shares of common stock that we issue, under our 2015 Incentive Plan or other equity incentive plans that we may adopt in the future, dilute the percentage ownership held by our existing shareholders.
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
ITEM 1B.           UNRESOLVED STAFF COMMENTS
None

ITEM 2.          PROPERTIES
Our material facilities are located worldwide as shown in the table below.

Location	Type	Facility Size(1)	Leased/Owned
Fairhaven, Massachusetts	Headquarters and Golf Ball R&D	222,720	Owned
Golf Balls
North Dartmouth, Massachusetts	Golf ball manufacturing	179,602	Owned
New Bedford, Massachusetts	Golf ball manufacturing	244,091	Owned
Amphur Pluakdaeng Rayong, Thailand	Golf ball manufacturing	230,003	Owned
New Bedford, Massachusetts	Golf ball customization and distribution center	438,007	Owned
Fairhaven, Massachusetts	Golf ball packaging	49,580	Owned
New Bedford, Massachusetts	Golf ball advanced engineering and ball cavity manufacturing	34,000	Leased
Golf Clubs, Wedges and Putters
Carlsbad, California	Golf club assembly and R&D	165,485	Leased
San Marcos, California	Putter research	19,200	Leased
Encinitas, California	Putter fitting and sales	3,754	Leased
Tochigi, Japan	Golf club assembly	20,376	Leased
FootJoy
Fuzhou, Fujian, China (40% owned joint venture)	Golf shoe manufacturing and distribution center	525,031	Building Owned/Land Leased
Brockton, Massachusetts	Golf shoe R&D, custom glove assembly, apparel embroidery and distribution center	146,000	Owned
Sriracha Chonburi, Thailand	Golf glove manufacturing	112,847	Building Owned/Land Leased
Sales Offices and Distribution Centers (used by multiple reportable segments)
Fairhaven, Massachusetts	East Coast distribution center	185,370	Owned
Vista, California	West Coast distribution center and golf bag embroidery	102,319	Leased
Cambridgeshire, United Kingdom	Sales office and distribution center, as well as golf club assembly and golf ball customization	156,326	Owned
Helmond, The Netherlands	Sales office and distribution center	69,965	Leased
Victoria, Australia	Sales office and distribution center, as well as golf club assembly	37,027	Leased
Ontario, Canada	Sales office and distribution center	102,057	Leased
Randburg, South Africa	Sales office and distribution center, as well as golf club assembly	25,060	Leased
Yongin-shi, Korea	Distribution center, golf ball customization and golf club assembly	174,982	Leased
Product Testing and Fitting Centers (Golf Balls and Golf Clubs)
Acushnet, Massachusetts	East Coast product testing and fitting for golf balls and golf clubs	22 acres total, including 7,662 square foot building	Owned
Oceanside, California	West Coast product testing and fitting for golf balls and golf clubs (Titleist Performance Institute)	30 acres total, including 20,539 square foot building	Owned

(1)Facility size represents square footage of the building, unless otherwise noted.
We have additional sales offices and facilities in Colorado, Hawaii, Texas, Utah, New Zealand, Malaysia, Singapore, Hong Kong, Taiwan, Japan, Korea, Thailand, Sweden, France, Germany and Switzerland. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

ITEM 3.            LEGAL PROCEEDINGS
We are party to lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.
ITEM 4.           MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers
Set forth below is information concerning the Company’s executive officers as of March 1, 2022.

Name	Age	Position
David Maher	54	President and Chief Executive Officer
Mary Lou Bohn	61	President, Titleist Golf Balls
Steven Pelisek	61	President, Titleist Golf Clubs
John (Jay) Duke, Jr.	53	President, Titleist Golf Gear
Christopher Lindner	53	President, FootJoy
Thomas Pacheco	53	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Roland Giroux	61	Executive Vice President, Chief Legal Officer and Corporate Secretary
Brendan Reidy	44	Executive Vice President, Chief People Officer
David Maher, 54, joined the Company in 1991 and was appointed President and Chief Executive Officer of Acushnet Company in 2018.  Prior to that, Mr. Maher was Chief Operating Officer from June 2016 to December 2017, Senior Vice President, Titleist Worldwide Sales and Global Operations from February 2016 to June 2016 and Vice President, Titleist U.S. Sales from 2001 to January 2016.
Mary Lou Bohn, 61, joined the Company in 1987 and was appointed President, Titleist Golf Balls in June 2016. Prior to that, Ms. Bohn was Executive Vice President, Titleist Golf Balls and Titleist Communications from February 2016 to June 2016, Vice President, Golf Ball Marketing and Titleist Communications from 2010 to January 2016 and Vice President, Advertising and Communications from 2000 to 2010.
Steven Pelisek, 61, joined the Company in 1993 and was appointed President, Titleist Golf Clubs in March 2016. From 2008 to March 2016, he was General Manager, Titleist Golf Clubs. Prior to that, Mr. Pelisek served as Vice President, Club Sales for both the Titleist and Cobra Club brands.
John (Jay) Duke, Jr., 53, joined the Company in 2014 and was appointed President, Titleist Golf Gear in 2014. Prior to that, Mr. Duke worked at Hasbro, Inc., a global play and entertainment company, from 2012 to 2014 where he was Vice President of the Transformers Global Brand. From 2008 to 2012, Mr. Duke was President of Karhu Holdings BV. Prior to 2008, Mr. Duke held various positions with NIKE, Inc., including General Manager and Head of Strategic Planning with Converse Inc. (a subsidiary of NIKE, Inc.). Earlier in his career, Mr. Duke worked for Morgan Stanley’s Consumer Retail Group of the Investment Banking Division and in leadership and general management positions with Reebok International Ltd.
Christopher Lindner,  53, joined the Company in August 2016 as President, FootJoy. Prior to that, Mr. Lindner worked at Wolverine World Wide Inc., an American footwear manufacturer, from 2010 to August 2016 where he was President of Keds from 2014 to August 2016 and Chief Marketing Officer and Senior Vice President of North America Sales for Saucony from 2010 to 2014. Prior to 2010, Mr. Lindner held various positions with NIKE, including as Vice President of Global Marketing for Converse and Vice President of Global Marketing for Bauer Hockey (both NIKE subsidiaries), and leadership positions with Electronic Arts.

Thomas Pacheco, 53, joined the Company in 2017 and was appointed Executive Vice President, Chief Financial Officer and Chief Accounting Officer in January 2019.  Prior to that, Mr. Pacheco was Senior Vice President, Finance and Chief Accounting Officer from April 2017 to December 2018 and Senior Vice President, Finance and Chief Audit Executive of Dell Technologies from September 2016 to March 2017.   Prior to September 2016, Mr. Pacheco served as Senior Vice President, Finance and Chief Accounting Officer at EMC until it was acquired by Dell Technologies.  He joined EMC in 2005 and held several roles in Finance including Assistant Corporate Controller, CFO - Cloud Services Division and Senior Director of Corporate Accounting and Reporting.
Roland Giroux, 61, joined the Company in 2000 and was appointed Executive Vice President, Chief Legal Officer and Corporate Secretary in July 2021. Prior to that, Mr. Giroux was Vice President and Associate General Counsel. Before joining the Company, Mr. Giroux was Counsel for Fortune Brands, Inc. and worked at Chadbourne and Parke LLP in the Corporate and Project Finance practice groups.
Brendan Reidy, 44, joined the Company in January 2019 and was appointed Executive Vice President, Chief People Officer in February 2021. Prior to that, Mr. Reidy was Senior Vice President, Chief Human Resources Officer from January 2019 to February 2021.  Mr. Reidy was Vice President, Human Resources - Organizational Effectiveness from April 2018 to December 2018 and Vice President, Human Resources - Research & Development & Corporate Functions of Biogen, Inc. from January 2015 to April 2018.  Prior to that, Mr. Reidy served in a number of leadership roles at Biogen, Inc. from May 2011 to January 2015. Mr. Reidy also spent time earlier in his career working for both Procter & Gamble and The Gillette Company in human resources positions from September 2002 to May 2011.

PART II
ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “GOLF” since October 28, 2016.
On February 25, 2022, the last reported sales price of our common stock on the NYSE was $43.73 per share and there were five record holders of our common stock.
Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Durables & Apparel Index for the period commencing December 31, 2016 through December 31, 2021. Index data was furnished by FactSet. The graph assumes that $100 was invested on December 31, 2016 in each of our common stock, the S&P 500 Index, and the S&P 500 Consumer Durables & Apparel Index and that all dividends were reinvested.

Comparison of Cumulative Total Returns

	31-Dec-16	31-Dec-17	31-Dec-18	31-Dec-19	31-Dec-20	31-Dec-21
Acushnet Holdings Corp.	$100.00	$109.83	$112.14	$176.74	$224.78	$298.26
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 500 Consumer Durables & Apparel	$100.00	$118.58	$104.40	$140.32	$168.65	$206.35
Recent Sales of Unregistered Securities
None.
Dividend Policy
We paid a total of $49.2 million, $46.1 million, and $43.5 million in dividends on our common stock during the years ended December 31, 2021, 2020 and 2019, respectively. We expect to pay future quarterly cash dividends on our common stock, subject to the discretion of our Board of Directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our Board of Directors may deem relevant. Our dividend policy may be changed or terminated in the future at any time without advance notice. For a description of the restrictions on our ability to pay dividends under our credit agreement, see  “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements – Note 10 – Debt and Financing Arrangements.”

Issuer Purchases of Equity Securities
On June 7, 2018, our Board of Directors authorized us to repurchase up to an aggregate of $20.0 million of our issued and outstanding common stock from time to time. On February 14, 2019, our Board of Directors authorized us to repurchase up to an additional $30.0 million of our issued and outstanding common stock. On February 11, 2020, our Board of Directors authorized us to repurchase up to an additional $50.0 million of our issued and outstanding common stock. On October 20, 2021, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our issued and outstanding common stock, bringing the total authorization up to $200.0 million. In March 2021, we resumed share repurchases under our share repurchase program, which had been temporarily suspended in April 2020 in light of the COVID-19 pandemic. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
The following table provides information relating to the Company’s purchase of common stock for the fourth quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1) (in thousands)
October 1, 2021 - October 31, 2021	111,000	$48.81	111,000	$128,108
November 1, 2021 - November 30, 2021	204,846	55.66	204,846	116,705
December 1, 2021 - December 31, 2021	346,600	53.46	346,600	98,175
Total	662,446	$53.36	662,446	$98,175
_____________________________________________________________________________
(1)    On November 8, 2021, in connection with our share repurchase program, we entered into a new agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market up to an aggregate of $37.5 million at the same weighted average per share price. In relation to this agreement, we recorded a liability of $29.2 million to repurchase an additional 537,839 shares of common stock from Magnus as of December 31, 2021. See “Notes to Consolidated Financial Statements-Note 15-Common Stock,” Item 8 of Part II, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreement.
ITEM 6.            SELECTED CONSOLIDATED FINANCIAL DATA
Reserved.

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
Overview
We are the global leader in the design, development, manufacture and distribution of performance‑driven golf products, which are widely recognized for their quality excellence. Today, we are the steward of two of the most revered brands in golf—Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wearable brands.
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
Our differentiated focus on performance and quality excellence, enduring connections with dedicated golfers, and favorable and market‑differentiating mix of consumable and durable products have been the key drivers of our solid financial performance.
Impact of COVID-19 on our Business
In March 2020, the World Health Organization declared a pandemic related to the novel coronavirus (“COVID-19”), which led to government-ordered shutdowns of non-essential businesses, travel restrictions and restrictions on public gatherings and, as a result, our results of operations for the first half of 2020 were negatively impacted. As restrictions were eased, the game of golf experienced a surge in rounds of play around the world, which resulted in increased demand for our products. On a Company-wide basis, we quickly began to experience demand pressures across all brands and product categories, which challenged our supply chain and our ability to service our trade partners and golfers.
During 2021, rounds of play remained high and we continued to see an increase in demand for our products, leading to increased sales volumes across all reportable segments. However, we also continued to experience supply chain disruptions causing shortages of various raw materials and increased freight charges. These issues are expected to continue in 2022.
While government-ordered shutdowns and restrictions have eased in most regions and mass vaccination programs are underway, the emergence of virus variants and resurgences of positive cases could lead to an increase in restrictions in certain regions, which could further disrupt our supply chain. Although we have seen increased rounds of play and demand for golf-related products, over the course of the pandemic, this could change as mass vaccination programs continue to advance and restrictions are further eased on other activities. Accordingly, our business, results of operations, financial position and cash flows could be materially impacted in ways that we cannot currently predict.
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

Key Factors Affecting Our Results of Operations
Rounds of Play
We generate substantially all of our sales from the sale of golf‑related products, including golf balls, golf clubs, golf shoes, golf gloves, golf gear and golf apparel. The demand for golf‑related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. While rounds of play had been relatively stable for years, the game experienced an approximate 8% global increase in rounds in both 2021 and 2020. Many dedicated golfers took full advantage of favorable weather, an increase in discretionary time due to the circumstances attendant to the COVID-19 pandemic, including limited personal and professional travel and increased flexibility of schedules due to the remote work policies adopted by many companies, and limited other entertainment options, contributing to the increase in rounds of play. In addition, the game of golf remained in high demand in 2021 as the COVID-19 pandemic continued due to its outdoor field of play and ease of social distancing. We anticipate that rounds of golf played will remain resilient and establish a new normal as vaccinations increase, workplaces evolve and other entertainment activities resume a more normal cadence.
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
Demographic Factors
Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 and above, primarily “gen‑x” and “baby boomers,” who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic, as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, promising developments in golf include the generational shift with millennial golfers making their marks at both professional and amateur levels and, in 2021, accounting for 25% of golfers overall in the U.S., and the increase in the number of juniors (ages 6-17) who play golf in recent years.
Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among the current gen‑x and baby boomer generations. In such case, sales of our products could be negatively impacted.

Seasonality
Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year-round, with many of our on‑course customers closed during the cold weather months. In general, during the first quarter, we begin selling our products into the golf retail channel for the new golf season. This initial sell‑in generally continues into the second quarter. Our second‑quarter sales are significantly affected by the amount of sell‑through, in particular the amount of higher value discretionary purchases made by customers, which drives the level of reorders of the products sold during the first quarter. Our third‑quarter sales are generally dependent on reorder business, and are generally lower than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Our fourth‑quarter sales are generally less than the other quarters due to the end of the golf season in many of our key markets, but can also be affected by key product launches, particularly golf clubs. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including weather conditions as discussed previously under “—Weather Conditions” and the timing of new product introductions as discussed below under “-Cyclicality.” This seasonality affects sales in each of our reportable segments differently. In general, however, because of this seasonality, a larger portion of our sales and profitability generally occurs during the first half of the year.
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
•Vokey Design wedges in the first quarter of even‑numbered years, with the majority of sales generated by such new products occurring in the spring and summer of such even‑numbered years; and
•Scotty Cameron putters in the first quarter, with the majority of sales generated by such new products occurring in the spring and summer of the year in which they are launched. Historically, Select models were launched in even‑numbered years and Phantom X models launched in odd‑numbered years, however, as a result of the market disruptions caused by the COVID-19 pandemic, we plan on launching Phantom X models in even-numbered years and Select models in odd-numbered years going forward.

As a result of this product launch cycle, we generally expect to have higher net sales in our Titleist golf clubs segment in even‑numbered years.
Titleist Golf Gear and FootJoy Golf Wear Segments
Our Titleist golf gear and FootJoy golf wear businesses are not subject to the same degree of cyclical fluctuation as our golf ball and golf club businesses as new product offerings and styles are generally introduced each year and at different times during the year.
Foreign Currency
Net sales generated outside of the United States by our non‑U.S. subsidiaries represented approximately 48% of our net sales in each of the three years ended December 31, 2021. Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For each of the three years ended December 31, 2021, approximately 85% of our cost of goods sold incurred by our non‑U.S. subsidiaries was denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries.
In an effort to protect against adverse fluctuations in foreign exchange rates and minimize foreign currency transaction risk, we take an active approach to currency hedging, which includes among other things, entering into various foreign exchange forward contracts, with the primary goal of providing earnings and cash flow stability. As a result of our active approach to currency hedging, we are able to take a longer term view and more flexible approach towards pricing our products and making cost‑related decisions. In taking this active approach, we coordinate with the management teams of our key non‑U.S. subsidiaries on an ongoing basis to share our views on anticipated currency movements and make decisions on securing foreign currency exchange contract positions that are incorporated into our business planning and forecasting processes. Because our hedging activities are designed to reduce volatility, they reduce not only the negative impact of a stronger U.S. dollar but could also reduce the positive impact of a weaker U.S. dollar.
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. For the year ended December 31, 2021, 48% of our net sales were denominated in foreign currencies. In addition, for the year ended December 31, 2021, approximately 33% of our total operating expenses were denominated in foreign currencies (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries). Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Year ended December 31,
(in thousands)	2021	2020	2019
Net sales	$2,147,930	$1,612,169	$1,681,357
Cost of goods sold	1,029,493	782,333	809,122
Gross profit	1,118,437	829,836	872,235
Operating expenses:
Selling, general and administrative	795,422	610,603	627,503
Research and development	55,335	48,942	51,601
Intangible amortization(1)	7,868	11,629	7,478
Restructuring charges	—	13,207	—
Income from operations	259,812	145,455	185,653
Interest expense, net	7,709	15,630	19,613
Other expense, net	4,280	16,776	875
Income before income taxes	247,823	113,049	165,165
Income tax expense	63,583	13,038	40,600
Net income	184,240	100,011	124,565
Less: Net income attributable to noncontrolling interests	(5,367)	(4,005)	(3,495)
Net income attributable to Acushnet Holdings Corp.	$178,873	$96,006	$121,070
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$178,873	$96,006	$121,070
Interest expense, net	7,709	15,630	19,613
Income tax expense	63,583	13,038	40,600
Depreciation and amortization (1)	41,243	45,429	43,002
Share-based compensation	27,639	16,016	10,975
Restructuring and transformation costs(2)	2,429	15,589	—
Beam indemnification expense (income) (3)	—	9,871	(498)
Other extraordinary, unusual or non-recurring items, net (4)(5)(6)	1,494	17,600	1,869
Net income attributable to noncontrolling interests	5,367	4,005	3,495
Adjusted EBITDA	$328,337	$233,184	$240,126
Adjusted EBITDA margin	15.3%	14.5%	14.3%
___________________________________
(1)     The year ended December 31, 2020 includes a goodwill impairment loss of $3.8 million related to KJUS.
(2)    Relates to severance and other costs associated with management's program to refine our business model and improve operational efficiencies.
(3)    Includes non-cash indemnification expense (income) related to tax audits for the periods in which we were owned by Beam Suntory, Inc. (“Beam”).
(4)    The year ended December 31, 2021 includes pension settlement costs of $2.1 million related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program as part of management’s approved restructuring program, as well as other immaterial unusual or non-recurring items, net.
(5)    The year ended December 31, 2020 includes salaries and benefits paid for associates who could not work due to government mandated shutdowns, fringe benefits paid for furloughed associates, spoiled raw materials, incremental costs to support remote work and the cost of additional health and safety equipment of $13.5 million. The year ended December 31, 2020 also includes pension settlement costs of $7.2 million related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program as part of management’s approved restructuring program, as well as other immaterial unusual or non-recurring items, net.
(6)     Items recorded during the year ended December 31, 2019 include transaction fees of $2.7 million, as well as other immaterial unusual or non-recurring     items, net.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
Titleist golf balls	$667.6	$507.8	$159.8	31.5%	$148.2	29.2%
Titleist golf clubs	551.5	418.4	133.1	31.8%	124.0	29.6%
Titleist golf gear	192.6	149.4	43.2	28.9%	38.6	25.8%
FootJoy golf wear	580.6	415.3	165.3	39.8%	152.0	36.6%
Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change
Titleist golf balls	$106.2	$71.8	$34.4	47.9%
Titleist golf clubs	75.4	40.0	35.4	88.5%
Titleist golf gear	14.7	20.0	(5.3)	(26.5)%
FootJoy golf wear	44.2	18.3	25.9	141.5%
Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2021	2020	$ change	% change	$ change	% change
United States	$1,125.0	$839.4	$285.6	34.0%	$285.6	34.0%
EMEA(1)	296.0	219.0	77.0	35.2%	57.1	26.1%
Japan	188.0	151.8	36.2	23.8%	40.2	26.5%
Korea	322.6	246.2	76.4	31.0%	64.6	26.2%
Rest of world	216.3	155.8	60.5	38.8%	45.9	29.5%
Total net sales	$2,147.9	$1,612.2	$535.7	33.2%	$493.4	30.6%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")

Net Sales
Net sales increased by $535.7 million, or 33.2%, to $2,147.9 million for the year ended December 31, 2021 compared to $1,612.2 million for the year ended December 31, 2020. On a constant currency basis, net sales increased by $493.4 million, or 30.6%, to $2,105.6 million. The increase in net sales on a constant currency basis was largely due to sales volume increases across all reportable segments, as rounds of play and consumer demand for golf-related products remained elevated during 2021, coupled with the adverse impact of government-ordered shutdowns in the second quarter of 2020. Sales volume growth of products that are not allocated to one of our four reportable segments also contributed to the increase in net sales.
The increase in net sales in the United States was driven by an increase of $104.8 million in Titleist golf balls, an increase of $76.4 million in Titleist golf clubs, an increase of $76.0 million in FootJoy golf wear and an increase of $21.3 million in Titleist golf gear, all driven by the same factors discussed previously.
Net sales in regions outside of the United States increased by $250.1 million, or 32.4%, to $1,022.9 million for the year ended December 31, 2021 compared to $772.8 million for the year ended December 31, 2020. On a constant currency basis, net sales in such regions increased by $207.8 million, or 26.9%, to $980.6 million. The increase in net sales in all regions was primarily driven by increased sales across all reportable segments, also driven by the same factors discussed previously.
Gross Profit
Gross profit increased by $288.6 million to $1,118.4 million for the year ended December 31, 2021 compared to $829.8 million for the year ended December 31, 2020. Gross margin increased to 52.1% for the year ended December 31, 2021 compared to 51.5% for the year ended December 31, 2020. The increase in gross profit primarily resulted from an increase of $88.3 million in Titleist golf balls, an increase of $83.4 million in Titleist golf clubs, an increase of $81.4 million in FootJoy golf wear and an increase of $14.9 million in Titleist golf gear, each primarily due to the sales volume increases discussed previously and higher average selling prices, partially offset by higher inbound freight costs across all reportable segments.
The increase in gross margin was primarily driven by higher gross margins in Titleist golf clubs, FootJoy golf wear and Titleist golf balls. The increases in Titleist golf clubs and Titleist golf balls were primarily due to favorable product mix shifts and higher average selling prices. The increase in FootJoy golf wear was primarily due to higher average selling prices and higher retail sales in Korea. Higher inbound freight costs across all reportable segments partially offset gross margin increases.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased by $184.8 million to $795.4 million for the year ended December 31, 2021 compared to $610.6 million for the year ended December 31, 2020. This increase was largely driven by lower SG&A in 2020 due to expense reduction measures taken across all reportable segments as a result of the COVID-19 pandemic and also by higher expenditures in 2021 required to support the continued high levels of demand across all our reportable segments. This increase was comprised of an increase of $90.9 million in selling expense due to higher sales volumes as described above including higher retail commission expense in Korea, an increase of $54.3 million in advertising and promotional expenses and an increase of $36.4 million in administrative expense primarily due to higher employee-related costs and information technology related consulting expenses. Overall, SG&A included an unfavorable impact of changes in foreign currency exchange rates of $8.1 million across all expense categories and reportable segments.
Research and Development
Research and development ("R&D") expenses increased by $6.4 million to $55.3 million for the year ended December 31, 2021 compared to $48.9 million for the year ended December 31, 2020 primarily related to an increase in employee-related costs.
Intangible Amortization
Intangible amortization expense decreased $3.7 million to $7.9 million for the year ended December 31, 2021 compared to $11.6 million for the year ended December 31, 2020 primarily as a result of a goodwill impairment loss of $3.8 million recorded in 2020 related to KJUS.
Interest Expense, net
Interest expense, net decreased by $7.9 million to $7.7 million for the year ended December 31, 2021 compared to $15.6 million for the year ended December 31, 2020. This decrease was primarily due to decreases in interest rates and borrowings during the year ended December 31, 2021, as well as, a decrease in losses from interest rate swaps.

Other Expense, net
Other expense, net decreased by $12.5 million to $4.3 million for the year ended December 31, 2021 compared to $16.8 million for the year ended December 31, 2020. This decrease was primarily due to expense recorded in 2020 resulting from the reversal of an indemnification receivable of $10.4 million related to income taxes indemnified by Beam, for which there was a corresponding tax benefit recognized during the year ended December 31, 2020, and a $4.7 million decrease in the non-service cost component of net periodic benefit costs primarily driven by a decrease in settlement costs.
Income Tax Expense
Income tax expense increased by $50.6 million to $63.6 million for the year ended December 31, 2021 compared to $13.0 million for the year ended December 31, 2020. Our effective tax rate ("ETR") was 25.7% for the year ended December 31, 2021 compared to 11.5% for the year ended December 31, 2020. The increase in ETR was primarily driven by the impact of the COVID-19 pandemic on our geographic mix of earnings, as well as, the income tax benefits for the year ended December 31, 2020 pertaining to both a reduction of tax expense associated with the U.S. taxation of foreign earnings and our change in unrecognized tax benefits resulting from an audit settlement for the periods in which we were owned by Beam.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased by $159.8 million, or 31.5%, to $667.6 million for the year ended December 31, 2021 compared to $507.8 million for the year ended December 31, 2020. On a constant currency basis, net sales in our Titleist golf balls segment increased by $148.2 million, or 29.2%, to $656.0 million. This increase was largely due to higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2021 combined with the adverse impact of government-ordered shutdowns in the second quarter of 2020.
Operating income in our Titleist golf balls segment increased by $34.4 million, or 47.9%, to $106.2 million for the year ended December 31, 2021 compared to $71.8 million for the year ended December 31, 2020. The increase in operating income resulted from higher gross profit of $88.3 million, partially offset by higher operating expenses. The increase in gross profit was primarily driven by the sales volume increase discussed previously, as well as higher average selling prices. This increase was partially offset by higher manufacturing costs and increased inbound freight costs. Operating expenses increased primarily as a result of increases of $20.9 million, $15.9 million and $14.0 million in advertising and promotional, selling and administrative expenses, respectively, as discussed previously.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased by $133.1 million, or 31.8%, to $551.5 million for the year ended December 31, 2021 compared to $418.4 million for the year ended December 31, 2020. On a constant currency basis, net sales in our Titleist golf clubs segment increased by $124.0 million, or 29.6%, to $542.4 million. This increase was largely due to higher average selling prices across all product categories and higher sales volumes in all product categories except wedges. The decrease in sales volumes of wedges was primarily due to supply chain constraints. Also contributing to the increase was the adverse impact of government-ordered shutdowns in the second quarter of 2020.
Operating income in our Titleist golf clubs segment increased by $35.4 million, or 88.5%, to $75.4 million for the year ended December 31, 2021 compared to $40.0 million for the year ended December 31, 2020. The increase in operating income resulted from higher gross profit of $83.4 million driven by the sales volume increase and higher average selling prices discussed previously, partially offset by increased inbound freight costs and higher operating expenses. Higher operating expenses were primarily as a result of increases of $18.1 million, $17.0 million and $10.3 million in advertising and promotional, selling and administrative expenses, respectively, as discussed previously.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased by $43.2 million, or 28.9%, to $192.6 million for the year ended December 31, 2021 compared to $149.4 million for the year ended December 31, 2020. On a constant currency basis, net sales in our Titleist golf gear segment increased by $38.6 million, or 25.8% to $188.0 million. This increase was largely due to sales volume increases across all product categories combined with the adverse impact of government-ordered shutdowns in the second quarter of 2020.
Operating income in our Titleist golf gear segment decreased by $5.3 million, or 26.5%, to $14.7 million for the year ended December 31, 2021 compared to $20.0 million for the year ended December 31, 2020. This decrease resulted from higher operating expenses, partially offset by higher gross profit of $14.9 million. The higher gross profit was driven by the sales volume increase discussed previously offset, in part, by increased inbound freight cost. Operating expenses increased primarily as a result of increases of $13.1 million, $4.0 million and $2.8 million in selling, administrative, and advertising and promotional expenses, respectively, as discussed previously.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased by $165.3 million, or 39.8%, to $580.6 million for the year ended December 31, 2021 compared to $415.3 million for the year ended December 31, 2020. On a constant currency basis, net sales in our FootJoy golf wear segment increased by $152.0 million, or 36.6%, to $567.3 million. This increase was largely due to increased sales volumes and higher average selling prices across all product categories. Also contributing to the increase was the adverse impact of government-ordered shutdowns in the second quarter of 2020.
Operating income in our FootJoy golf wear segment increased by $25.9 million, or 141.5%, to $44.2 million for the year ended December 31, 2021 compared to $18.3 million for the year ended December 31, 2020. The increase in operating income resulted from higher gross profit of $81.4 million, partially offset by higher operating expenses. The increase in gross profit was primarily as a result of the sales volume increase and higher average selling prices discussed previously and a higher percentage of retail sales in Korea and global eCommerce sales, partially offset by increased inbound freight costs. Operating expenses increased primarily as a result of increases of $36.4 million in selling expense primarily due to higher sales volumes as discussed previously including higher Korea retail commission expense, as well as, $10.3 million and $7.7 million in advertising and promotional, and administrative expenses, respectively, as discussed previously.
Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
A detailed review of our results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Annual Report for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021, and is incorporated herein by reference.

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
As of December 31, 2021, we had $279.8 million of unrestricted cash and cash equivalents (including $14.9 million attributable to our FootJoy golf shoe variable interest entity). As of December 31, 2021, 23.5% of our total unrestricted cash and cash equivalents was held at our non‑U.S. subsidiaries. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
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
Debt and Financing Arrangements
As of December 31, 2021, we had $386.2 million of availability under our revolving credit facility after giving effect to $13.8 million of outstanding letters of credit. Additionally, we had $51.0 million available under our local credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2021, we were in compliance with all covenants under the credit agreement.
See "Notes to Consolidated Financial Statements- Note 10- Debt and Financing Arrangements," Item 8 of Part II included elsewhere in this report, for a description of our credit facilities and related credit agreement. Additionally, see "Risk Factors - Risks Related to Our Indebtedness" Item 1A of Part I included elsewhere in this report for further discussion surrounding the risks and uncertainties of our credit facilities.
Capital Expenditures
We made $37.6 million of capital expenditures during the year ended December 31, 2021. Capital expenditures in 2022 are expected to be approximately $60.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go to market activities and continued investments in information technology to support our global strategic initiatives.

Dividends and Share Repurchase Program
The Board of Directors has authorized us to repurchase up to an aggregate of $200.0 million of our issued and outstanding common stock. During 2021, we repurchased 1,404,863 shares of common stock at an average price of $46.62 for an aggregate of $65.5 million. Included in this amount were 355,341 shares of common stock repurchased from Magnus for an aggregate of $11.1 million on April 2, 2021, in satisfaction of our obligations pursuant to our previously disclosed Magnus share repurchase agreement.
On November 8, 2021, we entered into a new agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market, up to an aggregate of $37.5 million (the "2021 Agreement"), at the same weighted average per share price. As a result of purchases made on the open market subsequent to entering into the 2021 Agreement, we recorded a liability of $29.2 million to repurchase an additional 537,839 shares of common stock from Magnus as of December 31, 2021.
Excluding the impact of the share repurchase liability, as of December 31, 2021, we had $98.2 million remaining under the current share repurchase program, including $37.5 million related to the 2021 Agreement.
Between January 1, 2022 and January 14, 2022, we repurchased an additional 161,980 shares of common stock on the open market for an aggregate of $8.3 million, bringing the cumulative total open market purchases since the execution of the 2021 agreement to $37.5 million. As a result, on January 24, 2022, we repurchased 699,819 shares of common stock for an aggregate of $37.5 million from Magnus, in satisfaction of the 2021 Agreement obligations. See “Notes to Consolidated Financial Statements-Note 15-Common Stock,” Item 8 of Part II, included elsewhere in this report, for disclosures related to our share repurchase program and the Magnus share repurchase liability.
During the year ended December 31, 2021, we paid dividends on our common stock of $49.2 million to our shareholders. During the first quarter of 2022, our Board of Directors declared a dividend of $0.18 per share of common stock to shareholders of record as of March 11, 2022 and payable on March 25, 2022.
Cash Flows
The following table presents the major components of net cash flows provided by and used in operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash flows provided by (used in):
Operating activities	$314,122	$264,425	$134,283
Investing activities	(37,597)	(24,675)	(61,060)
Financing activities	(140,326)	(128,587)	(70,328)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5,974)	6,105	275
Net increase in cash, cash equivalents and restricted cash	$130,225	$117,268	$3,170
Cash Flows From Operating Activities
Net cash provided by operating activities increased $49.7 million to $314.1 million for the year ended December 31, 2021 as compared to $264.4 million for the year ended December 31, 2020. The increase in cash provided by operating activities was primarily driven by an increase in net income, offset in part by changes in working capital, both as a result of an increase in rounds of play and related consumer demand for golf-related products. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms, and fluctuations in foreign exchange rates.
Net cash provided by operating activities increased $130.1 million to $264.4 million for the year ended December 31, 2020 as compared to $134.3 million for the year ended December 31, 2019. The increase in cash provided by operating activities was primarily driven by higher cash collections, lower inventory levels due to government-ordered shutdowns and the subsequent increase in demand for golf and golf-related products, and other changes in working capital, partially offset by lower net income.
Cash Flows From Investing Activities
Net cash used in investing activities increased $12.9 million to $37.6 million for the year ended December 31, 2021 as compared to $24.7 million for the year ended December 31, 2020, as a result of an increase in capital expenditures.

Net cash used in investing activities decreased $36.4 million to $24.7 million for the year ended December 31, 2020 as compared to $61.1 million for the year ended December 31, 2019, primarily related to a decrease in cash used for business acquisitions, as well as a decrease in capital expenditures.
Cash Flows From Financing Activities
Net cash used in financing activities increased $11.7 million to $140.3 million for the year ended December 31, 2021 as compared to $128.6 million for the year ended December 31, 2020. This increase was primarily due to an increase in purchases of common stock, offset in part by a decrease in repayments of borrowings.
Net cash used in financing activities increased $58.3 million to $128.6 million for the year ended December 31, 2020 as compared to $70.3 million for the year ended December 31, 2019. This increase was primarily due to an increase in repayments of borrowings, offset in part by a decrease in purchases of common stock and payments for employee restricted stock tax withholdings.
Contractual Obligations
Our principal contractual obligations and commitments consist of long term debt obligations, interest on debt obligations (including unused commitment fees related to our revolving credit facility), operating and finance lease obligations, purchase obligations and pension and other postretirement benefit obligations.
See "Notes to Consolidated Financial Statements-Note 10-Debt and Financing Arrangements", "Note 4-Leases", "Note 22-Commitments and Contingencies" and "Note 13-Pension and Other Postretirement Benefits" in Item 8 of Part II of this Annual Report for more information on the nature and timing of obligations for debt, leases, purchase obligations and pension and postretirement benefit plans, respectively. The future amount of interest expense payments are expected to vary as discussed in "Interest Rate Risk," Item 7A of Part II, included elsewhere in this Annual Report.
Off‑Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We perform our annual impairment test of goodwill during the fourth quarter of our fiscal year. We recorded a goodwill impairment loss of $3.8 million for the year ended December 31, 2020 related to KJUS. There were no other impairment losses recorded for the years ended December 31, 2021, 2020 and 2019.
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
Our projected benefit obligations related to our pension and other postretirement benefit plans are valued using a weighted‑average discount rate of 2.93% and 2.71%, respectively, for the year ended December 31, 2021. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations of our pension and other postretirement benefit plan by approximately $58.8 million and $1.6 million, respectively, for the year ended December 31, 2021.
    Our net periodic benefit cost related to our pension and other postretirement benefit plans is calculated using a weighted average discount rate of 2.66% and 2.34%, respectively, for the year ended December 31, 2021. Decreasing the discount rate by 100 basis points would increase net periodic pension and other postretirement benefit cost by approximately $4.8 million and $0.2 million, respectively, for the year ended December 31, 2021. Additionally, our net periodic benefit cost related to our pension plans is calculated using an expected return on plan assets of 4.28% for the year ended December 31, 2021. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $2.5 million for the year ended December 31, 2021.
Income Taxes
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including historical experience and short-range and long-range business forecasts. As of December 31, 2021, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax assets will not be recognized. As of December 31, 2021 and 2020, the cumulative valuation allowance against deferred tax assets was $30.0 million and $20.4 million, respectively.
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
Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in “Notes to Consolidated Financial Statements – Note 10 - Debt and Financing Arrangements,” Item 8 of Part II, included elsewhere in this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index. Increases in interest rates may reduce our net income by increasing the cost of our debt.
During 2018, we entered into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of December 31, 2021, there were no interest rate swap contracts outstanding. As of December 31, 2020, the notional value of our outstanding interest rate swap contracts was $140.0 million. See "Notes to Consolidated Financial Statement – Note 11 - Derivative Financial Instruments," Item 8 of Part II, included elsewhere in this report, for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of December 31, 2021, we had $315.1 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs). The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2021 would have resulted in an increase of $3.2 million in our annual pre-tax interest expense.
As of December 31, 2020, we had $195.3 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs) after giving effect to $140.0 million of hedged variable rate indebtedness. The same sensitivity analysis of movement in variable interest rates as of December 31, 2020, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2020 would have resulted in an increase of $2.0 million in our annual pre‑tax interest expense.
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

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2021 was $228.8 million, representing a net settlement asset of $7.3 million. The sensitivity analysis, while not predictive in nature, indicated that the net settlement asset of $7.3 million at December 31, 2021 would decrease by $15.6 million resulting in a net settlement liability of $8.3 million if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2020 was $248.1 million, representing a net settlement liability of $6.2 million. The same sensitivity analysis indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement liability of $6.2 million at December 31, 2020 would increase by $20.7 million resulting in a net settlement liability of $26.9 million.
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
ITEM 9A.            CONTROLS AND PROCEDURES
The required certifications of our chief executive officer and our principal financial officer are included as Exhibit 31.1 and 31.2 to this Annual Report. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management's report on internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. These certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “ Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”.
Based on our assessment, our management determined that, as of December 31, 2021, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page F-2 of this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.             OTHER INFORMATION
None.
ITEM 9C.             DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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

10.9
Voluntary Suspension of Rights Agreement, dated as of December 23, 2021, among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc., Acushnet Europe Ltd., certain other subsidiaries of Acushnet Company and Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (filed herewith).

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

ACUSHNET HOLDINGS CORP.

	By:	/s/ David Maher
		Name:	David Maher
Date: March 1, 2022		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Maher	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
David Maher

/s/ Thomas Pacheco	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Thomas Pacheco

*	Chairman	March 1, 2022
Yoon Soo Yoon

*	Director	March 1, 2022
Jennifer Estabrook

*	Director	March 1, 2022
Gregory Hewett

*	Director	March 1, 2022
Jan Singer

*	Director	March 1, 2022
Sean Sullivan

*	Director	March 1, 2022
Steven Tishman

*	Director	March 1, 2022
Keun Chang Yoon

*By:	/s/ Roland Giroux
	Name:	Roland Giroux
	Title:	Attorney In Fact

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Acushnet Holdings Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Acushnet Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for Income Taxes
As described in Note 14 to the consolidated financial statements, the Company recorded income tax expense of $63.6M for the year ended December 31, 2021 and has net deferred tax assets of $55.9M, inclusive of a valuation allowance of $30.0M, and total gross unrecognized tax benefits, excluding related interest and penalties, of $8.7M as of December 31, 2021. As disclosed by management, the Company is subject to income tax in the U.S. and foreign jurisdictions. The use of significant judgments and estimates, as well as the interpretation and application of complex tax laws is required by management to determine its provision for income taxes.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes. These procedures also included, among others, testing the income tax provision, including permanent and temporary differences, the effective tax rate reconciliation, considering the Company’s compliance with tax laws, and evaluating management's assessment of whether certain tax positions are more-likely-than-not of being sustained

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
March 1, 2022

We have served as the Company’s, or its predecessors’, auditor since at least 1976, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or its predecessors.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2021	December 31, 2020
Assets
Current assets
Cash, cash equivalents and restricted cash ($15,612 and $6,843 attributable to the variable interest entity ("VIE"))	$281,677	$151,452
Accounts receivable, net	174,435	201,518
Inventories ($19,385 and $13,830 attributable to the VIE)	413,314	357,682
Prepaid and other assets	99,750	89,155
Total current assets	969,176	799,807
Property, plant and equipment, net ($10,466 and $10,538 attributable to the VIE)	231,761	222,811
Goodwill ($32,312 and $32,312 attributable to the VIE)	210,431	215,186
Intangible assets, net	465,341	473,533
Deferred income taxes	60,814	80,060
Other assets ($2,166 and $2,239 attributable to the VIE)	68,313	75,158
Total assets	$2,005,836	$1,866,555
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$116	$2,810
Current portion of long-term debt	17,500	17,500
Accounts payable ($13,275 and $8,702 attributable to the VIE)	163,607	112,867
Accrued taxes	57,307	40,952
Accrued compensation and benefits ($1,511 and $1,454 attributable to the VIE)	113,453	82,290
Accrued expenses and other liabilities ($4,677 and $3,699 attributable to the VIE)	131,041	101,260
Total current liabilities	483,024	357,679
Long-term debt	297,354	313,619
Deferred income taxes	4,950	3,821
Accrued pension and other postretirement benefits	93,705	121,929
Other noncurrent liabilities ($2,218 and $2,261 attributable to the VIE)	43,237	52,128
Total liabilities	922,270	849,176
Commitments and contingencies (Note 22)
Redeemable noncontrolling interest	3,299	126
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 75,855,036 and 75,666,367 shares issued	76	76
Additional paid-in capital	948,423	925,385
Accumulated other comprehensive loss, net of tax	(99,582)	(96,182)
Retained earnings	324,966	199,776
Treasury stock, at cost; 3,314,562 and 1,671,754 shares (including 537,839 and 299,894 of accrued share repurchase) (Note 15)	(131,039)	(45,106)
Total equity attributable to Acushnet Holdings Corp.	1,042,844	983,949
Noncontrolling interests	37,423	33,304
Total shareholders' equity	1,080,267	1,017,253
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$2,005,836	$1,866,555

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Net sales	$2,147,930	$1,612,169	$1,681,357
Cost of goods sold	1,029,493	782,333	809,122
Gross profit	1,118,437	829,836	872,235
Operating expenses:
Selling, general and administrative	795,422	610,603	627,503
Research and development	55,335	48,942	51,601
Intangible amortization	7,868	11,629	7,478
Restructuring charges	—	13,207	—
Income from operations	259,812	145,455	185,653
Interest expense, net (Note 18)	7,709	15,630	19,613
Other expense, net	4,280	16,776	875
Income before income taxes	247,823	113,049	165,165
Income tax expense	63,583	13,038	40,600
Net income	184,240	100,011	124,565
Less: Net income attributable to noncontrolling interests	(5,367)	(4,005)	(3,495)
Net income attributable to Acushnet Holdings Corp.	$178,873	$96,006	$121,070

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$2.40	$1.29	$1.61
Diluted	2.38	1.28	1.60
Weighted average number of common shares:
Basic	74,536,637	74,494,310	75,418,204
Diluted	75,265,074	75,060,610	75,759,605

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2021	2020	2019
Net income	$184,240	$100,011	$124,565
Other comprehensive (loss) income :
Foreign currency translation adjustments	(23,009)	27,281	666
Cash flow derivative instruments
Unrealized holding gain (loss) arising during period	10,049	(6,823)	3,305
Reclassification adjustments included in net income	4,991	(2,220)	(7,476)
Tax (expense) benefit	(4,223)	2,495	909
Cash flow derivative instruments, net	10,817	(6,548)	(3,262)
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	13,332	(6,362)	(26,537)
Tax (expense) benefit	(4,540)	1,475	6,144
Pension and other postretirement benefits adjustments, net	8,792	(4,887)	(20,393)
Total other comprehensive (loss) income	(3,400)	15,846	(22,989)
Comprehensive income	180,840	115,857	101,576
Less: Comprehensive income attributable to noncontrolling interests	(5,310)	(4,243)	(3,577)
Comprehensive income attributable to Acushnet Holdings Corp.	$175,530	$111,614	$97,999

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net income	$184,240	$100,011	$124,565
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	41,243	45,429	43,002
Unrealized foreign exchange (gain) loss	(168)	(1,893)	215
Amortization of debt issuance costs	1,540	1,218	1,884
Share-based compensation	27,639	16,016	10,975
Loss (gain) on disposals of property, plant and equipment	156	(38)	13
Deferred income taxes	12,020	(3,984)	8,474
Changes in operating assets and liabilities
Accounts receivable	16,679	22,744	(27,092)
Inventories	(64,238)	49,006	(25,168)
Accounts payable	48,784	9,952	10,851
Accrued taxes	20,339	2,708	2,655
Other assets and liabilities	25,888	23,256	(16,091)
Cash flows provided by operating activities	314,122	264,425	134,283
Cash flows from investing activities
Additions to property, plant and equipment	(37,597)	(24,675)	(32,956)
Business acquisitions, net of cash acquired	—	—	(28,104)
Cash flows used in investing activities	(37,597)	(24,675)	(61,060)
Cash flows from financing activities
(Repayments of) proceeds from short-term borrowings, net	(2,704)	(52,057)	54,115
Proceeds from term loan facility	—	—	350,000
Repayments of term loan facility	(17,500)	(17,500)	(330,469)
Repayments of delayed draw term loan A facility	—	—	(54,375)
Purchases of common stock	(65,497)	(6,976)	(29,352)
Debt issuance costs	—	(1,067)	(2,373)
Dividends paid on common stock	(49,167)	(46,065)	(43,490)
Dividends paid to noncontrolling interests	(1,512)	(4,426)	(3,354)
Payment of employee restricted stock tax withholdings	(3,946)	(496)	(11,030)
Cash flows used in financing activities	(140,326)	(128,587)	(70,328)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5,974)	6,105	275
Net increase in cash, cash equivalents and restricted cash	130,225	117,268	3,170
Cash, cash equivalents and restricted cash, beginning of year	151,452	34,184	31,014
Cash, cash equivalents and restricted cash, end of year	$281,677	$151,452	$34,184
Supplemental information
Cash paid for interest to third parties	$6,890	$14,985	$18,218
Cash paid for income taxes	28,919	29,794	31,269
Non-cash additions to property, plant and equipment	6,567	1,562	2,820
Non-cash additions to right-of-use assets obtained in exchange for operating lease obligations	8,691	22,675	9,530
Non-cash additions to right-of-use assets obtained in exchange for finance lease obligations	950	427	289
Dividend equivalents rights ("DERs") declared not paid	2,046	1,221	775
Share repurchase liability (Note 15)	29,214	6,976	1,802
Non-cash loan to noncontrolling interest (Note 21)	—	—	4,392

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2018	74,760	$75	$910,890	$(89,039)	$72,946	$—	$894,872	$32,112	$926,984
Net income	—	—	—	—	121,070	—	121,070	3,628	124,698
Other comprehensive loss	—	—	—	(22,989)	—	—	(22,989)	—	(22,989)
Share-based compensation	—	—	10,647	—	—	—	10,647	—	10,647
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 16)	860	1	(11,030)	—	—	—	(11,029)	—	(11,029)
Purchases of common stock (Note 15)	—	—	—	—	—	(29,352)	(29,352)	—	(29,352)
Share repurchase liability (Note 15)	—	—	—	—	—	(1,802)	(1,802)	—	(1,802)
Dividends and dividend equivalents declared	—	—	—	—	(42,977)	—	(42,977)	—	(42,977)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(3,354)	(3,354)
Balances as of December 31, 2019	75,620	76	910,507	(112,028)	151,039	(31,154)	918,440	32,386	950,826
Net income	—	—	—	—	96,006	—	96,006	5,344	101,350
Other comprehensive income	—	—	—	15,846	—	—	15,846	—	15,846
Share-based compensation	—	—	15,363	—	—	—	15,363	—	15,363
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note16)	46	—	(485)	—	—	—	(485)	—	(485)
Purchases of common stock (Note 15)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Share repurchase liability (Note 15)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Dividends and dividend equivalents declared	—	—	—	—	(47,269)	—	(47,269)	—	(47,269)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(4,426)	(4,426)
Balances as of December 31, 2020	75,666	76	925,385	(96,182)	199,776	(45,106)	983,949	33,304	1,017,253
Net income	—	—	—	—	178,873	—	178,873	5,591	184,464
Other comprehensive (loss) income	—	—	—	(3,400)	—	—	(3,400)	40	(3,360)
Share-based compensation	—	—	26,984	—	—	—	26,984	—	26,984
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 16)	189	—	(3,946)	—	—	—	(3,946)	—	(3,946)
Purchases of common stock (Note 15)	—	—	—	—	—	(56,719)	(56,719)	—	(56,719)
Share repurchase liability (Note 15)	—	—	—	—	—	(29,214)	(29,214)	—	(29,214)
Dividends and dividend equivalents declared	—	—	—	—	(50,846)	—	(50,846)	—	(50,846)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,512)	(1,512)
Redemption value adjustment (Note 2)	—	—	—	—	(2,837)	—	(2,837)	—	(2,837)
Balances at December 31, 2021	75,855	$76	$948,423	$(99,582)	$324,966	$(131,039)	$1,042,844	$37,423	$1,080,267
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
While government-ordered shutdowns and restrictions have eased in most regions and mass vaccination programs are underway, the emergence of virus variants and resurgences of positive cases could lead to an increase in restrictions in certain regions, which could further disrupt the Company's supply chain. Although the Company has seen increased rounds of play and demand for golf-related products over the course of the pandemic, this could change as mass vaccination programs continue to advance and restrictions are further eased on other activities.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of December 31, 2021 and 2020. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Noncontrolling Interests and Redeemable Noncontrolling Interest
The ownership interests held by owners other than the Company in less than wholly-owned subsidiaries are classified as noncontrolling interests. The financial results and position of noncontrolling interests are included in the Company’s consolidated financial statements. The value attributable to the noncontrolling interests is presented on the consolidated balance sheets, separately from the equity attributable to the Company. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are presented separately on the consolidated statements of operations and consolidated statements of comprehensive income, respectively.
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially recorded the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. During the year ended December 31, 2021, the Company recorded a redemption value adjustment of $2.8 million. This adjustment was recognized through retained earnings and was not reflected in net income (loss) or comprehensive income (loss). The value attributable to the redeemable noncontrolling interest and the related loan to the minority shareholders, which is recorded as a reduction to redeemable noncontrolling interest, is presented in the consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both December 31, 2021 and 2020.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of December 31, 2021 and 2020, the amount of restricted cash included in cash, cash equivalents and restricted cash on the consolidated balance sheets was $1.9 million and $2.0 million, respectively. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. As of December 31, 2021 and 2020, book overdrafts in the amount of $5.8 million and $4.4 million, respectively, were recorded in accounts payable.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Substantially all of the Company's cash deposits are maintained at large, creditworthy financial institutions. The Company's deposits, at times, may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. As of December 31, 2021 and 2020, the Company had unrestricted cash and cash equivalents of $65.7 million and $83.8 million, respectively, in banks located outside the United States. The risk with respect to the Company's accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. See Note 5 for additional information.
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
Long-Lived Assets
Long-lived assets, including property, plant and equipment and amortizing intangible assets, are recorded at cost less accumulated depreciation and amortization, respectively. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets, except for leasehold and tenant improvements which are amortized over the shorter of the lease term or the estimated useful lives of the assets. Gains or losses resulting from disposals are included in income from operations. Betterments and renewals, which improve and extend the life of an asset, are capitalized. Maintenance and repair costs are expensed as incurred.
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
Impairment
A long-lived asset (including right of use assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the asset or asset group. The cash flows are based on the best estimate of future cash flows derived from the most recent business projections. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss is recognized based on the excess of the asset's or asset group's carrying value over its fair value. Fair value is determined based on discounted expected future cash flows on a market participant basis.
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
Goodwill is assigned to reporting units for purposes of impairment testing. A reporting unit may be the same as an operating segment or one level below an operating segment. For purposes of assessing potential impairment, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company records a goodwill impairment loss in the amount of the excess of a reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The fair value of the reporting units is determined using the income approach. The income approach uses a discounted cash flow analysis which involves applying appropriate discount rates to estimated future cash flows based on forecasts of sales, costs and capital requirements.
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
Leases
At the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company's assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtained the right to substantially all of the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.
All leases are accounted for under Accounting Standards Codification ("ASC") 842 and are classified as either operating or finance leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or the leased asset is of a highly specialized nature. A lease is classified as an operating lease if it does not meet any one of these criteria.
The Company recognizes operating lease right-of-use assets and operating lease liabilities on its consolidated balance sheets. Right-of-use assets represent the right to use the leased asset for the lease term. Lease liabilities represent the present value of the lease payments under the lease. Right-of-use assets are initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred less any lease incentives received. Lease payments included in the measurement of the lease liability comprise the following: the fixed non-cancelable lease payments, payments for optional renewal periods where it is reasonably certain the renewal period will be exercised, and payments for early termination options unless it is reasonably certain the lease will not be terminated early. The discount rate implicit within the Company's leases is generally not determinable and therefore the Company determines the discount rate based on its incremental collateralized borrowing rate applicable to the location where the lease is held. The incremental borrowing rate for each of the Company's leases is determined based on the lease term and currency in which such lease payments are made.
The lease classification affects the expense recognition in the consolidated statements of operations. Operating lease expense consists of the lease payments plus any initial direct costs and is recognized on a straight-line basis over the lease term in the consolidated statements of operations. Finance lease charges are split, where amortization of the right-of-use asset is recorded as depreciation expense and an implied interest component is recorded in interest expense, net. Variable lease costs are expensed as incurred and include maintenance costs, real estate taxes and property insurance.
The Company has elected to not separate non-lease components within its lease portfolio and has also elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Debt Issuance Costs
The Company defers costs directly associated with acquiring third-party financing. These debt issuance costs are amortized as interest expense over the term of the related indebtedness. Debt issuance costs associated with the revolving credit facilities are included in other assets and debt issuance costs associated with all other indebtedness are netted against long-term debt on the consolidated balance sheets. See Note 10 for additional information.
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
To calculate the U.S. pension and postretirement benefit plan expense in 2021, 2020 and 2019, the Company applied the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for the benefit payments in order to calculate interest cost and service cost. See Note 13 for additional information.

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
The Company records liabilities for uncertain income tax positions based on the two-step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. In future periods, changes in facts, circumstances, and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in income tax expense and liability in the period in which such changes occur. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations.
Beam has indemnified certain tax obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company (Note 22). These estimated tax obligations are recorded in accrued taxes and other noncurrent liabilities, and the related indemnification receivable is recorded in other assets on the consolidated balance sheets. Any changes in the value of these specifically identified tax obligations are recorded in the period identified in income tax expense and the related change in the indemnification asset is recorded in other expense, net on the consolidated statements of operations. See Note 14 for additional information.
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
Advertising and Promotion
Advertising and promotional costs are included in selling, general and administrative expense on the consolidated statements of operations and include product endorsement arrangements with members of the various professional golf tours, media placement and production costs (television, print and internet), tour support expenses and point-of-sale materials. Advertising production costs are expensed as incurred. Media placement costs are expensed in the month the advertising first appears. Product endorsement arrangements are expensed based upon the specific provisions of player contracts. Advertising and promotional expense was $216.4 million, $162.1 million and $193.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Selling
Selling expenses including field sales, sales administration, shipping and handling costs and commissions paid on certain retail sales are included in selling, general and administrative expense on the consolidated statements of operations. Shipping and handling costs included in selling expenses were $52.4 million, $35.3 million and $36.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Research and Development
Research and development is expensed as incurred and includes product development costs, product improvement costs, product engineering costs and process improvement costs.
Foreign Currency Translation and Transactions
Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rates of exchange for the reporting period. The related translation adjustments are recorded as a component of accumulated other comprehensive loss, net of tax. Transactions denominated in a currency other than functional currency are re-measured into functional currency with resulting transaction gain or loss recorded as selling, general and administrative expense on the consolidated statements of operations. Foreign currency transaction gain (loss) included in selling, general and administrative expense was a loss of $3.4 million, a gain of $3.9 million and a loss of $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Derivative Financial Instruments
All derivative instruments are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. If the derivative instrument is designated as a fair value hedge, the gain or loss resulting from changes in the fair value of the derivative instruments and of the hedged item are immediately recognized in the statements of operations. If the derivative instrument is designated as a cash flow hedge, the gain or loss is initially recorded as a component of accumulated other comprehensive loss, net of tax. The gain or loss is subsequently reclassified into the statements of operations at the time the forecasted transaction impacts the statements of operations or at the time the hedge is deemed to be ineffective. Cash flows from derivative financial instruments and the related hedged transactions are included in cash flows from operating activities. See Note 11 for additional information.
Share-based Compensation
The Company has an equity incentive plan for members of the Board of Directors, officers, employees, consultants and advisors of the Company. All awards granted under the plan are measured at fair value at the date of the grant. The estimated fair value is determined based on the closing price of the Company's common stock, generally on the award date, multiplied by the number of shares per the stock award. The Company issues share-based awards with service-based vesting conditions and performance-based vesting conditions. Awards with service-based vesting conditions are amortized as expense over the requisite service period of the award, which is generally the vesting period of the respective award. For awards with performance-based vesting conditions, the measurement of the expense is based on the Company’s performance against specified metrics as defined in the applicable award agreements. The Company accounts for forfeitures in share based compensation expense when they occur. See Note 16 for additional information.
Recently Adopted Accounting Standards
Income Taxes
On January 1, 2021, the Company adopted Accounting Standards Update ("ASU") 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes". The amendments in this update simplified the accounting for income taxes by removing certain exceptions to general principles in Topic 740. The amendments also improved consistent application and simplified U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of this standard did not have a material impact on the consolidated financial statements.
Defined Benefit Plans—Changes to the Disclosure Requirements for Defined Benefit Plans
On December 31, 2020, the Company adopted ASU 2018-14, "Compensation —Retirement Benefits —Defined Benefit Plans —General (Subtopic 715-20) —Disclosure Framework —Changes to the Disclosure Requirements for Defined Benefit Plans". The amendments in this update remove defined benefit plan disclosures that are no longer considered cost-beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The adoption of this standard did not have a material impact on the consolidated financial statements.

Intangibles —Goodwill and Other —Internal-Use Software
On January 1, 2020, the Company adopted ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract". The amendments in this update aligned the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The adoption of this standard did not have a material impact on the consolidated financial statements.
Financial Instruments —Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The CECL methodology requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables. The only financial assets held by the Company that are subject to evaluation under the CECL model are trade receivables. The Company adopted ASU 2016-13 using the modified retrospective method. The adoption of this standard did not have an impact on the carrying value of trade receivables. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.
Recently Issued Accounting Standards
The Company considers the applicability and impact of all ASU's. Management determined that recently issued ASU's are not expected to have a material impact on its consolidated financial statements.
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
The Company reduces revenue by the amount of expected returns and records a corresponding refund liability in accrued expenses and other liabilities. The Company accounts for the right of return as variable consideration and recognizes a refund liability for the amount of consideration that it estimates will be refunded to customers. In addition, the Company recognizes an asset for the right to recover returned products in prepaid and other assets on the consolidated balance sheets. Sales returns are estimated based upon historical rates of product returns, current economic trends and changes in customer demands as well as specific identification of outstanding returns. The refund liability for expected returns was $10.8 million and $11.5 million as of December 31, 2021 and 2020, respectively. The value of inventory expected to be recovered related to sales returns was $5.8 million and $6.3 million as of December 31, 2021 and 2020, respectively.
Contract Balances
Accounts receivable, net, includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance includes amounts for certain customers where a risk of default has been specifically identified as well as a provision for customer defaults when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including credit risk assessments, length of time the receivables are past due, historical experience, customer specific information available to the Company and current and forecasted economic conditions, all of which are subject to change.
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
Lease costs recognized on the consolidated statements of operations were as follows:

(in thousands)		Year ended December 31,
Lease costs	Location in Statement of Operations	2021	2020	2019
Operating	Cost of goods sold	$1,888	$2,640	$2,361
	Selling, general and administrative	14,305	12,057	11,775
	Research and development	763	854	773

Finance
Amortization of lease assets	Selling, general and administrative	178	108	8
Interest on lease liabilities	Interest expense, net	32	22	2

Short-term and low value lease cost		333	1,148	1,011
Variable lease cost		1,463	1,496	1,327
Total lease cost		$18,962	$18,325	$17,257

Supplemental balance sheet information related to the Company's leases is as follows:

		Year ended December 31,
(in thousands)	Balance Sheet Location	2021	2020
Right-of-use assets
Finance	Property, plant and equipment, net	$1,372	$601
Operating	Other assets	45,873	53,891
	Total lease assets	$47,245	$54,492

Lease liabilities
Finance	Accrued expenses and other liabilities	$277	$119
Operating	Accrued expenses and other liabilities	11,926	14,316
Finance	Long-term debt	1,097	482
Operating	Other noncurrent liabilities	35,879	40,992
	Total lease liabilities	$49,179	$55,909
The weighted average remaining lease term and the weighted average discount rate for leases is as follows:

	Year ended December 31,
	2021	2020	2019
Weighted average remaining lease term (years):
Operating	5.7	5.9	5.8
Finance	5.1	5.0	5.9
Weighted average discount rate:
Operating	2.82%	2.94%	3.42%
Finance	3.70%	3.66%	4.18%
The following table reconciles the undiscounted cash flows for leases as of December 31, 2021 to lease liabilities recorded on the consolidated balance sheet:

	Operating	Finance
(in thousands)	Leases	Leases	Total
2022	$13,104	$323	$13,427
2023	9,133	313	9,446
2024	7,514	304	7,818
2025	6,378	286	6,664
2026	4,787	178	4,965
Thereafter	11,070	101	11,171
Total future lease payments	51,986	1,505	53,491
Less: Interest	(4,181)	(131)	(4,312)
Present value of lease liabilities	$47,805	$1,374	$49,179

Accrued expenses and other liabilities	$11,926	$277	$12,203
Long-term debt	—	1,097	1,097
Other noncurrent liabilities	35,879	—	35,879
Total lease liabilities	$47,805	$1,374	$49,179
Supplemental cash flow information related to the Company's leases are as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,457	$15,402	$14,804
Operating cash flows for finance leases	32	22	2
Financing cash flows for finance leases	177	107	8

5. Allowance for Doubtful Accounts
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current and forecasted economic conditions (including the impact of the COVID-19 pandemic) which could affect the collectability of the reported amounts. All of these factors have been considered in the estimate of expected credit losses as of December 31, 2021 and 2020.
The activity related to the allowance for doubtful accounts was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$7,698	$5,338	$7,272
Bad debt (recovery) expense	(975)	2,556	573
Amount of receivables written off	(463)	(572)	(2,706)
Foreign currency translation and other	(280)	376	199
Balance at end of year	$5,980	$7,698	$5,338
6. Inventories
The components of inventories were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Raw materials and supplies	$105,784	$74,302
Work-in-process	21,259	22,913
Finished goods	286,271	260,467
Inventories	$413,314	$357,682
7. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Land	$14,615	$14,622
Buildings and improvements	155,334	151,453
Machinery and equipment	193,214	181,955
Furniture, computers and equipment	46,340	45,070
Computer software	82,322	77,791
Construction in progress	38,074	19,844
Property, plant and equipment, gross	529,899	490,735
Accumulated depreciation and amortization	(298,138)	(267,924)
Property, plant and equipment, net	$231,761	$222,811
During the years ended December 31, 2021, 2020 and 2019, software development costs of $7.5 million, $8.9 million and $11.8 million were capitalized. Capitalized software development costs as of December 31, 2021, 2020 and 2019 consisted of software placed into service of $5.2 million, $7.2 million and $7.2 million, respectively, and amounts recorded in construction in progress of $2.3 million, $1.7 million and $4.6 million, respectively. Amortization expense on capitalized software development costs was $8.1 million, $7.1 million and $6.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Total depreciation and amortization expense related to property, plant and equipment was $33.3 million, $33.8 million and $32.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

8. Goodwill and Identifiable Intangible Assets, Net
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill were as follows:

(in thousands)	Titleist Golf Balls	Titleist Golf Clubs	Titleist Golf Gear	FootJoy Golf Wear	Other	Total
December 31, 2019	$125,981	$57,048	$13,841	$3,608	$13,578	$214,056
Impairment	—	—	—	—	(3,800)	(3,800)
Foreign currency translation	2,766	1,343	326	60	435	4,930
December 31, 2020	128,747	58,391	14,167	3,668	10,213	215,186
Foreign currency translation	(2,798)	(1,358)	(329)	(60)	(210)	(4,755)
December 31, 2021	$125,949	$57,033	$13,838	$3,608	$10,003	$210,431

During the fourth quarter of 2020, the Company recognized a goodwill impairment loss of $3.8 million related to KJUS. This impairment loss was included in intangible amortization on the consolidated statements of operations and depreciation and amortization on the consolidated statements of cash flows. There were no other impairment losses recorded to goodwill during the years ended December 31, 2021, 2020 and 2019.
As of December 31, 2021, the cumulative balance of goodwill impairment recorded was $3.8 million and is included in the carrying amount of the goodwill allocated to Other.
The net carrying value by class of identifiable intangible assets was as follows:

	December 31, 2021			December 31, 2020
(in thousands)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trademarks	$429,051	$—	$429,051	$429,051	$—	$429,051
Amortizing:
Trademarks	5,577	(1,849)	3,728	5,577	(1,174)	4,403
Completed technology	74,743	(56,539)	18,204	74,743	(51,455)	23,288
Customer relationships	27,301	(13,045)	14,256	27,892	(11,242)	16,650
Licensing fees and other	32,714	(32,612)	102	32,702	(32,561)	141
Total intangible assets	$569,386	$(104,045)	$465,341	$569,965	$(96,432)	$473,533
    Identifiable intangible asset amortization expense was $7.9 million, $7.8 million and $7.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
There were no impairment losses recorded to indefinite-lived intangible assets during the years ended December 31, 2021, 2020 and 2019.
Identifiable intangible asset amortization expense for each of the next five fiscal years and beyond is expected to be as follows:

(in thousands)
Year ending December 31,
2022	$7,869
2023	7,869
2024	7,849
2025	5,718
2026	2,238
Thereafter	4,747
Total	$36,290

9. Product Warranty
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$3,831	$4,048	$3,331
Provision	5,315	4,199	6,863
Claims paid/costs incurred	(4,846)	(4,589)	(6,481)
Foreign currency translation and other	(123)	173	335
Balance at end of year	$4,177	$3,831	$4,048
10. Debt and Financing Arrangements
The Company’s debt and finance lease obligations were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Term loan facility	$315,000	$332,500
Other short-term borrowings	116	2,810
Finance lease obligations	1,097	482
Debt issuance costs	(1,243)	(1,863)
Total	314,970	333,929
Less: short-term debt and current portion of long-term debt	17,616	20,310
Total long-term debt and finance lease obligations	$297,354	$313,619
The debt issuance costs of $1.2 million and $1.9 million as of December 31, 2021 and 2020 relates to the term loan facility.
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
On July 3, 2020, the Company amended its credit agreement dated December 23, 2019 (the “First Amendment”). The First Amendment amended the credit agreement to, among other things, modify the maximum net average total leverage ratio, the interest rate margins, commitment fee and covenant baskets for each of the fiscal quarters ending after June 30, 2020 and on or before September 30, 2021 (for such period of time, the “Covenant Relief Period”). In connection with amending its credit agreement, the Company incurred fees and expenses of approximately $1.1 million, of which approximately $0.8 million was capitalized as debt issuance costs included in other assets and long-term debt on the consolidated balance sheet. The remaining $0.3 million was included in interest expense, net on the consolidated statement of operations.
On March 5, 2021, the Company issued a notice exercising its right to an early termination of the Covenant Relief Period and as such is now required to comply with the previous maximum net average total leverage ratio, and the interest rate margins, commitment fee and covenant baskets reverted to the levels in effect prior to the First Amendment. As a result, the Company recorded additional interest expense of approximately $0.7 million during the three months ended March 31, 2021 related to the acceleration of unamortized debt issuance costs in connection with terminating the Covenant Relief Period.
    The interest rate applicable to the term loan facility as of December 31, 2021 and 2020 was 1.10% and 2.00%, respectively. There were no outstanding borrowings under the revolving credit facility as of December 31, 2021 and 2020.

As of December 31, 2021, the Company had available borrowings under its revolving credit facility of $386.2 million after giving effect to $13.8 million of outstanding letters of credit.
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
As of December 31, 2021, the Company was in compliance with all covenants under the credit agreement.
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
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. The weighted average interest rate applicable to the outstanding borrowings was 2.57% and 2.00% as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had available borrowings remaining under these local credit facilities of $51.0 million.
Letters of Credit
As of December 31, 2021, there were outstanding letters of credit related to agreements, including the Company's credit facility, totaling $17.3 million of which $14.3 million was secured. As of December 31, 2020, there were outstanding letters of credit related to agreements, including the Company's credit facility, totaling $11.7 million of which $8.3 million was secured. These agreements provided a maximum commitment for letters of credit of $57.3 million and $53.9 million as of December 31, 2021 and 2020, respectively.
Payments of Debt Obligations due by Period
As of December 31, 2021, principal payments due on outstanding long-term debt obligations were as follows:

(in thousands)
Year ending December 31,
2022	$17,500
2023	17,500
2024	280,000
Total	$315,000

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of December 31, 2021 and 2020 was $228.8 million and $248.1 million, respectively.
As a result of the impact of the COVID-19 pandemic, during the year ended December 31, 2020, the Company de-designated certain foreign exchange cash flow hedges deemed ineffective, none of which were outstanding as of December 31, 2021 and 2020.
The Company also enters into foreign exchange forward contracts, which do not qualify as hedging instruments, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2021 and 2020.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. The interest rate swap contracts are accounted for as cash flow hedges. As of December 31, 2021, there were no interest rate swap contracts outstanding. As of December 31, 2020, the notional value of the Company's outstanding interest rate swap contracts was $140.0 million.
Impact on Financial Statements
The fair value of hedge instruments recognized on the consolidated balance sheets was as follows:

(in thousands)		December 31, 2021	December 31, 2020
Balance Sheet Location	Hedge Instrument Type
Prepaid and other assets	Foreign exchange forward	$6,320	$1,166
Other assets	Foreign exchange forward	1,491	30
Accrued expenses and other liabilities	Foreign exchange forward	488	6,400
	Interest rate swap	—	1,571
Other noncurrent liabilities	Foreign exchange forward	—	985
The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Type of hedge
Foreign exchange forward	$10,057	$(4,591)	$5,490
Interest rate swap	(8)	(2,232)	(2,185)
Total	$10,049	$(6,823)	$3,305
Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $5.5 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 17.

    The hedge instrument gain (loss) recognized on the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Location of gain (loss) in consolidated statements of operations
Foreign exchange forward:
Cost of goods sold	$(3,422)	$5,044	$8,465
Selling, general and administrative (1)(2)	1,686	(2,205)	204
Total	$(1,736)	$2,839	$8,669

Interest Rate Swap:
Interest expense, net	$(1,569)	$(3,318)	$(989)
Total	$(1,569)	$(3,318)	$(989)
_________________________________
(1)    Relates to gain (loss) on foreign exchange forward contracts derived from previously designated cash flow hedges.
(2)    Selling, general and administrative expense for the year ended December 31, 2020 excludes a net gain of $0.5 million reclassified out of accumulated other comprehensive loss, net of tax related to hedges deemed ineffective.
Credit Risk
The Company enters into derivative contracts with major financial institutions with investment grade credit ratings and is exposed to credit losses in the event of non-performance by these financial institutions. This credit risk is generally limited to the unrealized gain in the derivative contracts. However, the Company monitors the credit quality of these financial institutions, as well as its own credit quality, and considers the risk of counterparty default to be minimal.
12. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows:

	Fair Value Measurements as of
	December 31, 2021 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,364	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	6,320	—	Prepaid and other assets
Deferred compensation program assets	842	—	—	Other assets
Foreign exchange derivative instruments	—	1,491	—	Other assets
Total assets	$6,206	$7,811	$—
Liabilities
Foreign exchange derivative instruments	$—	$488	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	842	—	—	Other noncurrent liabilities
Total liabilities	$842	$488	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 were as follows:

	Fair Value Measurements as of
	December 31, 2020 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,160	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	1,166	—	Prepaid and other assets
Deferred compensation program assets	802	—	—	Other assets
Foreign exchange derivative instruments	—	30	—	Other assets
Total assets	$5,962	$1,196	$—
Liabilities
Foreign exchange derivative instruments	$—	$6,400	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1,571	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	802	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	985	—	Other noncurrent liabilities
Total liabilities	$802	$8,956	$—
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

The following table presents the change in benefit obligation, change in plan assets and funded status for the Company's defined benefit and postretirement benefit plans for the year ended December 31, 2021:

(in thousands)	Pension Benefits (Underfunded)	Pension Benefits (Overfunded)	Postretirement Benefits
Change in projected benefit obligation ("PBO")
Benefit obligation at December 31, 2020	$327,212	$35,826	$19,277
Service cost	8,189	—	670
Interest cost	7,721	505	302
Actuarial gain	(4,594)	(1,506)	(2,179)
Settlements	(22,125)	—	—
Participants’ contributions	—	—	632
Benefit payments	(3,405)	(899)	(2,249)
Foreign currency translation	(1,843)	(144)	—
Projected benefit obligation at December 31, 2021	311,155	33,782	16,453
Accumulated benefit obligation at December 31, 2021	279,535	32,725	16,453
Change in plan assets
Fair value of plan assets at December 31, 2020	220,270	48,255	—
Return on plan assets	9,167	(1,453)	—
Employer contributions	24,499	—	1,617
Participants’ contributions	—	—	632
Settlements	(22,125)	—	—
Benefit payments	(3,405)	(899)	(2,249)
Foreign currency translation	(174)	(198)	—
Fair value of plan assets at December 31, 2021	228,232	45,705	—
Funded status (fair value of plan assets less PBO)	$(82,923)	$11,923	$(16,453)
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

Significant changes in the underfunded defined benefit PBO for the years ended December 31, 2021 and 2020 are primarily driven by changes in the U.S. defined benefit plans. The change in the U.S. defined benefit plan PBO for the year ended December 31, 2021 includes a $10.6 million actuarial gain attributable to the change in discount rates and a $5.1 million loss attributable to plan experience being different than anticipated, primarily related to higher salary increases than expected. The change in the U.S. defined benefit plan PBO for the year ended December 31, 2020 includes a $22.9 million actuarial loss attributable to the change in discount rates, a $14.0 million loss attributable to decreases in lump sum interest rates and a $3.3 million actuarial gain attributable to a reduction in the salary scale.
The Company had one overfunded defined benefit plan for the years ended December 31, 2021 and 2020. Significant changes in the overfunded defined benefit PBO for the year ended December 31, 2021 include a $$2.4 million actuarial gain attributable to the change in discount rates and a $1.2 million actuarial loss attributable to the increase in inflation assumption. Significant changes in the overfunded defined benefit PBO for the year ended December 31, 2020 include a $3.6 million actuarial loss attributable to the change in discount rates and a $1.7 million actuarial loss attributable to the increase in inflation assumption.
The change in the postretirement benefit plan PBO for the year ended December 31, 2021 includes a $1.3 million gain related to updates to demographic and health care trend assumptions and a $0.7 million actuarial gain attributable to the change in the discount rate. The change in the postretirement benefit plan PBO for the year ended December 31, 2020 includes a $1.4 million actuarial loss attributable to the change in discount rates and a $1.0 million loss due to plan experience different than anticipated.
The amount of pension and postretirement assets and liabilities recognized on the consolidated balance sheets was as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Other assets	$11,923	$12,429	$—	$—
Accrued compensation and benefits	(4,469)	(3,024)	(1,202)	(1,266)
Accrued pension and other postretirement benefits	(78,454)	(103,918)	(15,251)	(18,011)
Net liability recognized	$(71,000)	$(94,513)	$(16,453)	$(19,277)
The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2021	2020	2019	2021	2020	2019
Net actuarial (loss) gain at beginning of year	$(64,349)	$(61,801)	$(39,125)	$4,640	$8,454	$12,315
Actuarial gain (loss)	4,131	(14,835)	(27,123)	2,179	(2,710)	(2,288)
Prior service cost	—	—	(1,464)	—	—	—
Settlement impact	3,087	7,157	4,324	—	—	—
Amortization of actuarial loss (gain)	3,943	5,221	1,530	(320)	(967)	(1,436)
Amortization of prior service cost (credit)	279	280	247	(137)	(137)	(137)
Foreign currency translation	170	(371)	(190)	—	—	—
Net actuarial (loss) gain at end of year	$(52,739)	$(64,349)	$(61,801)	$6,362	$4,640	$8,454

Net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost (credit)
Service cost	$8,189	$9,504	$8,839	$670	$600	$574
Interest cost	8,226	9,449	10,937	302	432	557
Expected return on plan assets	(9,683)	(10,996)	(12,987)	—	—	—
Curtailment income	—	—	(118)	—	—	—
Settlement expense	3,087	7,157	4,324	—	—	—
Amortization of net loss (gain)	3,943	5,221	1,530	(320)	(967)	(1,436)
Amortization of prior service cost (credit)	279	280	247	(137)	(137)	(137)
Net periodic benefit cost (credit)	$14,041	$20,615	$12,772	$515	$(72)	$(442)
The non-service cost components of net periodic benefit cost (credit) are included in other expense, net in the consolidated statements of operations (Note 18).
The weighted average assumptions used to determine benefit obligations at December 31, 2021 and 2020 were as follows:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Discount rate	2.93%	2.66%	2.71%	2.34%
Rate of compensation increase	3.81%	3.56%	N/A	N/A
The weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Discount rate	2.66%	3.24%	4.25%	2.34%	3.12%	4.27%
Expected long-term rate of return on plan assets	4.28%	5.01%	5.84%	N/A	N/A	N/A
Rate of compensation increase	3.56%	3.97%	4.00%	N/A	N/A	N/A
The assumed healthcare cost trend rates used to determine benefit obligations and net periodic benefit credit for postretirement benefits as of and for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Healthcare cost trend rate assumed for next year	5.80%/7.31%	5.81%/7.88%	6.03%/8.44%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2030	2027	2027
Plan Assets
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2021 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash	$462	$462	$—	$—
Insurance Contracts / Individual securities
Fixed income	46,670	—	46,670	—
Commingled funds
Measured at net asset value	226,805	—	—	—
	$273,937	$462	$46,670	$—

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2020 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Individual securities
Fixed income	$1,668	$—	$1,668	$—
Commingled funds
Measured at net asset value	266,857	—	—	—
	$268,525	$—	$1,668	$—
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
Master trusts were established to hold the assets of the Company's U.S. defined benefit plan. During the year ended December 31, 2021, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 30% to 62% and a liability-hedging investment allocation of 38% to 70%. During the year ended December 31, 2020, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 55% to 75% and a liability-hedging investment allocation of 25% to 45%. Return-seeking investments include equities, real estate, high yield bonds and other instruments. Liability-hedging investments include assets such as corporate and government fixed income securities.
The Company's future expected blended long-term rate of return on plan assets of 3.44% is determined based on long-term historical performance of plan assets, current asset allocation, and projected long-term rates of return.
Estimated Contributions
The Company expects to make pension contributions of approximately $14.7 million during 2022 based on current assumptions as of December 31, 2021.
Estimated Future Retirement Benefit Payments
The following retirement benefit payments, which reflect expected future service, are expected to be paid as follows:

(in thousands)	Pension Benefits	Postretirement Benefits
Year ending December 31,
2022	$28,398	$1,202
2023	24,068	1,230
2024	26,303	1,298
2025	27,052	1,356
2026	28,007	1,318
Thereafter	136,930	6,792
	$270,758	$13,196
The estimated future retirement benefit payments noted above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

International Plans
Pension coverage for certain eligible employees of the Company's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit pension plans. The international defined benefit pension plans are included in the tables above. As of December 31, 2021 and 2020, the international pension plans had total projected benefit obligations of $52.3 million and $55.9 million, respectively, and fair values of plan assets of $47.6 million and $50.4 million, respectively. The majority of the plan assets are invested in equity securities and insured pension assets. The net periodic benefit cost related to international plans was $2.1 million, $1.8 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Defined Contribution Plans
The Company sponsors a number of defined contribution plans and company contributions related to these plans are determined under various formulas. Company contributions to defined contribution plans amounted to $14.8 million, $13.7 million and $16.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
14. Income Taxes
The components of income before income taxes were as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Domestic operations	$122,724	$16,711	$70,632
Foreign operations	125,099	96,338	94,533
Income before income taxes	$247,823	$113,049	$165,165
Income tax expense (benefit) was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Current expense (benefit)
United States	$2,820	$(7,456)	$1,121
Foreign	48,743	24,478	31,005
Current income tax expense	51,563	17,022	32,126
Deferred expense (benefit)
United States	17,297	(3,777)	9,539
Foreign	(5,277)	(207)	(1,065)
Deferred income tax expense (benefit)	12,020	(3,984)	8,474
Total income tax expense	$63,583	$13,038	$40,600

The following table represents a reconciliation of income taxes computed at the federal statutory income tax rate of 21% to income tax expense as reported:

	Year ended December 31,
(in thousands)	2021	2020	2019
Income tax expense computed at federal statutory income tax rate	$52,043	$23,740	$34,685
Foreign taxes, net of credits	(2,029)	(6,676)	714
Net adjustments for uncertain tax positions	793	(8,123)	799
State and local taxes	4,184	264	1,832
Nondeductible expenses	2,347	4,069	1,179
Valuation allowance	9,626	1,980	2,882
Tax credits	(3,322)	(2,526)	(607)
Miscellaneous other, net	(59)	310	(884)
Income tax expense as reported	$63,583	$13,038	$40,600
Effective income tax rate	25.7%	11.5%	24.6%
The components of net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets
Compensation and benefits	$20,089	$16,418
Share-based compensation	8,757	5,576
Pension and other postretirement benefits	15,365	23,234
Inventories	19,054	19,021
R&D capitalization	23,988	18,945
Lease liability	12,686	14,113
Partnership investment	361	282
Transaction costs	953	1,159
Nondeductible accruals and reserves	11,979	9,238
Miscellaneous	1,212	929
Foreign exchange derivative instruments	—	1,701
Net operating loss and other tax carryforwards	71,920	80,564
Gross deferred tax assets	186,364	191,180
Valuation allowance	(30,030)	(20,404)
Total deferred tax assets	156,334	170,776
Deferred tax liabilities
Property, plant and equipment	(5,380)	(6,068)
Identifiable intangible assets	(74,147)	(67,505)
Right-of-use assets	(11,908)	(13,646)
Tax on unremitted earnings	(6,065)	(5,812)
Foreign exchange derivative instruments	(1,359)	—
Miscellaneous	(1,611)	(1,506)
Total deferred tax liabilities	(100,470)	(94,537)
Net deferred tax asset	$55,864	$76,239
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

As of December 31, 2021 and 2020, the Company had state net operating loss (“NOL”) carryforwards of $90.8 million and $120.5 million, respectively. These NOL carryforwards will begin to expire in 2022. As of December 31, 2021 and 2020, the Company had foreign tax credit carryforwards of $47.5 million and $55.2 million, respectively. These foreign tax credits will begin to expire in 2023. As of December 31, 2021 and 2020, the Company had U.S. general business credit carryforwards of $21.9 million and $19.3 million, respectively. These credits will begin to expire in 2031. As of December 31, 2021 and 2020, the Company had state research tax credits of $8.3 million and $8.4 million, respectively. These credits will begin to expire in 2031.
Changes in the valuation allowance for deferred tax assets were as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Valuation allowance at beginning of year	$20,404	$18,424	$15,542
Increases recorded to income tax provision	9,626	1,980	2,882
Valuation allowance at end of year	$30,030	$20,404	$18,424
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
In 2021, the change in the valuation allowance of $9.6 million is principally due to excess U.S. foreign tax credits arising from the Company's Japan branch operations and state tax attributes that it expects to expire unutilized. In 2020 and 2019, the change in valuation allowance was principally due to excess U.S. foreign tax credits arising from its Japan branch operations and state tax attributes that it expects to expire unutilized.
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
The Company's unrecognized tax benefits represent tax positions for which reserves have been established. The following table represents a reconciliation of the activity related to the unrecognized tax benefits, excluding accrued interest and penalties:

	Year ended December 31,
(in thousands)	2021	2020	2019
Unrecognized tax benefits at beginning of year	$7,822	$12,367	$11,646
Gross additions - prior year tax positions	—	53	—
Gross additions - current year tax positions	1,004	720	787
Gross additions - acquired tax positions	—	—	659
Gross reductions - prior year tax positions	(168)	(671)	(248)
Gross reductions - acquired tax positions settled with tax authorities	—	(4,647)	(461)
Impact of change in foreign exchange rates	—	—	(16)
Unrecognized tax benefits at end of year	$8,658	$7,822	$12,367
As of December 31, 2021, 2020 and 2019, the unrecognized tax benefits of $8.7 million, $7.8 million and $12.4 million, respectively, would affect the Company's future effective tax rate if recognized. The Company does not anticipate a material change in unrecognized tax benefits within the next 12 months.
As of December 31, 2021 and 2020, the Company does not have unrecognized tax benefits related to periods prior to the Company’s acquisition. As of December 31, 2019, the Company had unrecognized tax benefits included in the amount above of $5.0 million related to periods prior to the Company's acquisition of Acushnet Company and as such, is indemnified by Beam.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. As of both December 31, 2021 and 2020, the Company recognized a liability of $0.2 million for interest and penalties. As of December 31, 2019, the Company recognized a liability of $3.9 million for interest and penalties, of which $3.4 million was indemnified by Beam. During the year ended December 31, 2021, the

Company recognized de minimis interest and penalties as a component of income tax expense. During the year ended December 31, 2020, the Company recognized an income tax benefit of $3.6 million related to interest and penalties as a component of income tax expense, of which $3.7 million resulted in a corresponding reduction of the Beam indemnification asset and is included in other expense, net on the consolidated statements of operations. For the year ended December 31, 2019, the Company recognized interest and penalties as a component of income tax expense in the amount of $0.5 million, of which $0.5 million resulted in a corresponding adjustment to the Beam indemnification asset and is included in other expense, net in the consolidated statements of operations.
Prior to the Company's acquisition of Acushnet Company, Acushnet Company or its subsidiaries filed certain combined tax returns with Beam. Those and other subsidiaries' income tax returns are periodically examined by various tax authorities. Beam is responsible for managing United States tax audits related to periods prior to July 29, 2011. Acushnet Company is obligated to support these audits and is responsible for managing all non-U.S. audits. In 2020, the Company settled an income tax audit with the Commonwealth of Massachusetts related to the pre-acquisition period which resulted in a refund of $1.2 million. The settlement’s effect on the Company's unrecognized tax benefits is presented above.
The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for years after July 29, 2011, Japan for years after 2015, Korea for years after 2015 and the United Kingdom for years after 2016. The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statute of limitations from three to four years. Various state and local income tax returns, as well as certain international jurisdictions, are currently in the process of examination. These examinations are unlikely to result in any significant changes to the amounts of unrecognized tax benefits on the consolidated balance sheet as of December 31, 2021.
15. Common Stock
As of December 31, 2021 and 2020, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's shareholders. Common shareholders are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.

Dividends
The Company declared dividends per common share, including DERs (Note 16), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2021:
Fourth Quarter	$0.165	$12,619
Third Quarter	0.165	12,692
Second Quarter	0.165	12,768
First Quarter	0.165	12,767
Total dividends declared in 2021	$0.660	$50,846

2020:
Fourth Quarter	$0.155	$11,983
Third Quarter	0.155	11,790
Second Quarter	0.155	11,761
First Quarter	0.155	11,735
Total dividends declared in 2020	$0.620	$47,269

2019:
Fourth Quarter	$0.140	$10,718
Third Quarter	0.140	10,726
Second Quarter	0.140	10,751
First Quarter	0.140	10,782
Total dividends declared in 2019	$0.560	$42,977
During the first quarter of 2022, the Company's Board of Directors declared a dividend of $0.18 per share of common stock to shareholders of record as of March 11, 2022 and payable on March 25, 2022.
Share Repurchase Program
On October 20, 2021, the Board of Directors authorized the Company to repurchase up to an additional $100.0 million of its issued and outstanding common stock, bringing the total authorization under its existing share repurchase program up to $200.0 million as of December 31, 2021. In March 2021, the Company resumed share repurchases, which had been temporarily suspended in April 2020 in light of the COVID-19 pandemic. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement.
As previously disclosed, in connection with this share repurchase program, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $24.9 million (the "2019 Agreement"), at the same weighted average per share price. As noted in the table below, the Company repurchased shares from Magnus during the years ended December 31, 2021 and 2019. As a result, the Company has satisfied its obligations under the 2019 Agreement. The Company recorded a share repurchase liability related to the 2019 Agreement of $8.8 million for 299,894 shares of common stock which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2020.
On November 8, 2021, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $37.5 million (the "2021 Agreement"), at the same weighted average per share price. In relation to the 2021 Agreement, the Company recorded a share repurchase liability of $29.2 million for 537,839 shares of common stock which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2021. Between January 1, 2022 and January 14, 2022, the

Company repurchased an additional 161,980 shares of its common stock on the open market for an aggregate of $8.3 million, bringing the cumulative total open market purchases to $37.5 million. As a result, on January 24, 2022, the Company repurchased 699,819 shares of common stock for an aggregate of $37.5 million from Magnus, in satisfaction of the 2021 Agreement obligations.
The Company's share repurchase activity was as follows:

	Year ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Shares repurchased in the open market:
Shares repurchased	1,049,522	243,894	591,983
Average price	$51.81	$28.60	$26.31
Aggregate value	$54,372	$6,976	$15,577
Shares repurchased from Magnus:
Shares repurchased	355,341	—	535,983
Average price (1)	$31.31	$—	$25.70
Aggregate value	$11,125	$—	$13,775
Total shares repurchased:
Shares repurchased	1,404,863	243,894	1,127,966
Average price	$46.62	$28.60	$26.02
Aggregate value	$65,497	$6,976	$29,352
___________________________________
(1) Average price including Magnus share repurchase liability was $45.16, $28.60 and $26.31 as of December 31, 2021, 2020 and 2019, respectively.
Excluding the impact of the share repurchase liability, as of December 31, 2021, the Company had $98.2 million remaining under the current share repurchase authorization, including $37.5 million related to the 2021 Agreement.
16. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. As of December 31, 2021, the only awards that have been granted under the 2015 Plan were RSUs and PSUs.
Restricted Stock and Performance Stock Units
RSUs granted to members of the Board of Directors vest immediately into shares of common stock. RSUs granted to Company officers generally vest over three years, with one-third of each grant vesting annually, subject to the recipient's continued employment with the Company. RSUs granted to other employees, consultants and advisors of the Company vest in accordance with the terms of the grants, generally over three years, subject to the recipient’s continued service to the Company. PSUs granted to Company officers and other employees vest based upon the Company's performance against specified metrics, generally over a three year performance period, subject to the recipients continued service to the Company. At the end of the performance period, the number of shares of common stock that could be issued is determined based upon the Company's performance against these metrics. The number of shares that could be issued can range from 0% to 200% of the recipient's target award. Recipients of the awards granted under the 2015 Plan may elect to defer receipt of all or any portion of any shares of common stock issuable upon vesting to a future date elected by the recipient.
All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.

Each share issued with respect to RSUs and PSUs granted under the 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. As of December 31, 2021, there were 6,428,562 remaining shares of common stock reserved for issuance under the 2015 Plan of which 3,739,809 remain available for future grants.
A summary of the Company’s RSUs and PSUs as of December 31, 2021, 2020 and 2019 and changes during the years then ended is presented below:

	Number of RSUs	Weighted- Average Fair Value RSUs	Number of PSUs(5)	Weighted- Average Fair Value PSUs
Outstanding as of December 31, 2018	881,832	$21.75	—	$—
Granted	655,522	23.51	207,077	23.47
Vested (1)	(567,836)	20.81	—	—
Forfeited	(22,275)	23.92	—	—
Outstanding as of December 31, 2019	947,243	$23.49	207,077	$23.47
Granted	519,514	25.92	252,031	25.45
Vested (2)	(145,985)	24.64	(789)	25.45
Forfeited	(67,599)	24.08	(743)	25.45
Outstanding as of December 31, 2020	1,253,173	$24.33	457,576	$24.55
Granted	314,060	45.81	145,882	45.36
Vested (3)(4)	(806,645)	24.43	(189,181)	23.47
Forfeited	(69,215)	27.46	(47,210)	28.74
Outstanding as of December 31, 2021	691,373	$33.66	367,067	$32.84
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
(3)    Included 546,726 shares of common stock related to RSUs that were not delivered as of December 31, 2021. The aggregate fair value of RSUs vested was $38.4 million.
(4) Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 189,181 PSUs vested during the year ended December 31, 2021, are entitled to receive 378,362 shares of common stock. As of December 31, 2021, no shares of common stock have been delivered in connection with these PSUs vesting. The aggregate fair value of PSUs vesting during the year ended December 31, 2021, as adjusted for the Company's achievement of the applicable performance metrics, was $20.1 million.
(5) Number of PSUs assume that 100% of the target level of performance was achieved.
    A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Year ended		Year ended
	December 31, 2021		December 31, 2020
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	278,607	—	63,232	789
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(89,938)	—	(16,972)	(269)
Net shares of common stock issued	188,669	—	46,260	520

Cumulative undelivered shares of common stock	831,882	378,362	303,803	—

    Compensation expense recorded related to RSUs and PSUs in the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
RSU	$12,113	$12,055	$9,140
PSU	14,871	3,308	1,507

The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs granted was $13.6 million and $13.3 million, respectively, as of December 31, 2021 and is expected to be recognized over the related weighted average period of 1.8 years for both RSUs and PSUs.
Compensation Expense
The allocation of share-based compensation expense in the consolidated statement of operations was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cost of goods sold	$874	$1,342	$722
Selling, general and administrative	25,388	13,710	9,402
Research and development	1,377	964	851
Total compensation expense before income tax	27,639	16,016	10,975
Income tax benefit	4,631	3,582	2,440
Total compensation expense, net of income tax	$23,008	$12,434	$8,535
17. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments (Note 2), unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 11) and pension and other postretirement adjustments (Note 13).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

(in thousands)	Foreign Currency Translation	Foreign Exchange Derivative Instruments	Interest Rate Swap Derivative Instruments	Pension and Other Postretirement	Accumulated Other Comprehensive Loss, Net of Tax
Balances as of December 31, 2019	$(71,187)	$2,901	$(2,003)	$(41,739)	$(112,028)
Other comprehensive income (loss) before reclassifications	27,281	(4,591)	(2,232)	(17,916)	2,542
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(5,538)	3,318	11,554	9,334
Tax benefit (expense)	—	2,757	(262)	1,475	3,970
Balances as of December 31, 2020	$(43,906)	$(4,471)	$(1,179)	$(46,626)	$(96,182)
Other comprehensive income (loss) before reclassifications	(23,009)	10,057	(8)	6,480	(6,480)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	3,422	1,569	6,852	11,843
Tax expense	—	(3,841)	(382)	(4,540)	(8,763)
Balances as of December 31, 2021	$(66,915)	$5,167	$—	$(37,834)	$(99,582)
18. Interest Expense, Net and Other Expense, Net
The components of interest expense, net were as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Third party interest expense	$6,730	$12,796	$19,472
Loss on interest rate swap	1,569	3,318	989
Third party interest income	(590)	(484)	(848)
Total interest expense, net	$7,709	$15,630	$19,613

The components of other expense, net were as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Indemnification losses (gains)	$—	$9,871	$(498)
Non-service cost component of net periodic benefit cost	5,697	10,439	2,917
Other income	(1,417)	(3,534)	(1,544)
Total other expense, net	$4,280	$16,776	$875
19. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Year ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019

Net income attributable to Acushnet Holdings Corp.	$178,873	$96,006	$121,070

Weighted average number of common shares:
Basic	74,536,637	74,494,310	75,418,204
Diluted	75,265,074	75,060,610	75,759,605
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$2.40	$1.29	$1.61
Diluted	$2.38	$1.28	$1.60
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the years ended December 31, 2021, 2020, and 2019 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. As of December 31, 2021, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the year ended December 31, 2021.
The following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Year ended December 31,
	2021	2020	2019
RSUs	72,871	—	1,013
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
Results shown for the years ended December 31, 2021, 2020 and 2019 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Net sales
Titleist golf balls	$667,552	$507,839	$551,596
Titleist golf clubs	551,532	418,417	434,357
Titleist golf gear	192,613	149,418	149,984
FootJoy golf wear	580,550	415,258	441,871
Other	155,683	121,237	103,549
Total net sales	$2,147,930	$1,612,169	$1,681,357
Segment operating income
Titleist golf balls	$106,202	$71,812	$93,305
Titleist golf clubs	75,397	40,033	38,811
Titleist golf gear	14,696	19,968	17,300
FootJoy golf wear	44,210	18,319	24,429
Other	23,437	9,515	15,043
Total segment operating income	263,942	159,647	188,888
Reconciling items:
Interest expense, net	(7,709)	(15,630)	(19,613)
Restructuring charges	—	(13,207)	—
Non-service cost component of net periodic benefit cost	(5,697)	(10,439)	(2,917)
Transaction fees	—	—	(2,654)
Other	(2,713)	(7,322)	1,461
Total income before income tax	$247,823	$113,049	$165,165
Depreciation and amortization expense by reportable segment are as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Depreciation and amortization
Titleist golf balls	$22,248	$22,611	$22,694
Titleist golf clubs	8,136	7,484	7,451
Titleist golf gear	1,715	1,523	1,603
FootJoy golf wear	6,293	7,064	6,451
Other (1)	2,851	6,747	4,803
Total depreciation and amortization	$41,243	$45,429	$43,002
___________________________________
(1) Includes a goodwill impairment loss of $3.8 million for the year ended December 31, 2020. See further discussion at Note 8.
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Year ended December 31,
(in thousands)	2021	2020	2019
Net sales
United States	$1,125,006	$839,379	$884,791
EMEA (1)	296,003	218,971	230,465
Japan	187,985	151,835	182,681
Korea	322,609	246,183	223,365
Rest of world	216,327	155,801	160,055
Total net sales	$2,147,930	$1,612,169	$1,681,357
___________________________________
(1) Europe, the Middle East and Africa (“EMEA”)

Long-lived assets (property, plant and equipment, net) categorized based on their location of domicile are as follows:

	Year ended December 31,
(in thousands)	2021	2020
Long-lived assets
United States	$158,222	$146,712
EMEA	11,365	11,969
Japan	1,006	614
Korea	6,480	6,636
Rest of world (2)	54,688	56,880
Total long-lived assets	$231,761	$222,811
___________________________________
(2) Includes manufacturing facilities in Thailand with long lived assets of $42.5 million and $44.6 million as of December 31, 2021 and 2020, respectively.
21. Business Combinations
On July 3, 2019, the Company, through a majority owned subsidiary, completed the acquisition of KJUS, a premium global ski and golf sportswear company, for a purchase price of $28.7 million, net of cash acquired. As part of the acquisition, the Company recorded a redeemable noncontrolling interest of $5.0 million (Note 2). Additionally, the Company issued a loan of $4.4 million to the minority shareholders which was recorded as a reduction to redeemable noncontrolling interest as of December 31, 2019. The results of KJUS have been reported outside of the Company's reportable segments since the date of acquisition.
22. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for advertising (including media placement and production costs), finished goods inventory, capital expenditures and endorsement arrangements with professional golfers.
The Company's purchase obligations as of December 31, 2021 were as follows:

	Payments Due by Period
(in thousands)	2022	2023	2024	2025	2026	Thereafter
Purchase obligations(1)	$161,556	$134,709	$15,185	$4,321	$1,310	$—
(1)    The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2021.
Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. During the year ended December 31, 2020, the Company recognized $9.9 million in other expense, net on the consolidated statement of operations related to the reduction of the indemnification receivable. As of December 31, 2021 and 2020, the Company did not have an indemnification receivable related to periods prior to the Company’s acquisition of Acushnet Company (see Note 14).
Litigation
The Company and its subsidiaries are party to lawsuits associated with the normal conduct of their businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably. Consequently, the Company is unable to estimate the ultimate aggregate amount of monetary loss, amounts covered by insurance or the financial impact that will result from such matters and has not recorded a liability related to potential losses.

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
The activity related to the Company’s restructuring programs was as follows:

	Year ended December 31, 2021
(in thousands)	VBR	Other
Balance at beginning of period	$6,243	$778
Payments	(5,918)	(630)
Foreign currency translation and other	(55)	(13)
Balance at end of period	$270	$135
The restructuring program liabilities recognized on the consolidated balance sheets were as follows:

(in thousands)		Year ended December 31,
Balance Sheet Location	Restructuring Program	2021	2020
Accrued compensation and benefits	VBR	$270	$6,018
	Other	135	778
Other noncurrent liabilities	VBR	—	225