Form 10-Q
period 2022-03-31
Acushnet Holdings Corp.
filed 2022-05-05
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 72,224,555 shares of common stock outstanding as of April 29, 2022.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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
•cybersecurity risks;
•our ability to comply with data privacy and security laws;
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
•lack of assurance of positive returns on capital investments;
•risks associated with acquisitions and investments;
•our estimates or judgments relating to our critical accounting estimates;
•terrorist activities and international political instability;
•occurrence of natural disasters or pandemic diseases, including the COVID-19 pandemic;
•a high degree of leverage, ability to service our indebtedness, ability to incur more indebtedness and restrictions in the agreements governing our indebtedness;
•our use of derivative financial instruments;
•the ability of our controlling shareholder to control significant corporate activities, and that our controlling shareholder’s interests may conflict with yours;
•our status as a controlled company;
•the market price of shares of our common stock;
•share repurchase program execution and effects thereof;
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

4

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2022	2021
Assets
Current assets
Cash, cash equivalents and restricted cash ($14,549 and $15,612 attributable to the variable interest entity ("VIE"))	$114,402	$281,677
Accounts receivable, net	377,252	174,435
Inventories ($18,691 and $19,385 attributable to the VIE)	448,780	413,314
Prepaid and other assets	114,508	99,750
Total current assets	1,054,942	969,176
Property, plant and equipment, net ($10,339 and $10,466 attributable to the VIE)	230,006	231,761
Goodwill ($32,312 and $32,312 attributable to the VIE)	208,797	210,431
Intangible assets, net	463,267	465,341
Deferred income taxes	55,240	60,814
Other assets ($2,144 and $2,166 attributable to the VIE)	73,551	68,313
Total assets	$2,085,803	$2,005,836
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$97,318	$116
Current portion of long-term debt	17,500	17,500
Accounts payable ($13,670 and $13,275 attributable to the VIE)	187,642	163,607
Accrued taxes	72,819	57,307
Accrued compensation and benefits ($861 and $1,511 attributable to the VIE)	56,553	113,453
Accrued expenses and other liabilities ($3,726 and $4,677 attributable to the VIE)	104,072	131,041
Total current liabilities	535,904	483,024
Long-term debt	293,280	297,354
Deferred income taxes	4,986	4,950
Accrued pension and other postretirement benefits	93,821	93,705
Other noncurrent liabilities ($2,222 and $2,218 attributable to the VIE)	45,887	43,237
Total liabilities	973,878	922,270
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	3,229	3,299
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 76,289,077 and 75,855,036 shares issued	76	76
Additional paid-in capital	943,239	948,423
Accumulated other comprehensive loss, net of tax	(104,527)	(99,582)
Retained earnings	392,538	324,966
Treasury stock, at cost; 3,940,522 and 3,314,562 shares (including 537,839 of accrued share repurchases as of December 31, 2021) (Note 10)	(160,933)	(131,039)
Total equity attributable to Acushnet Holdings Corp.	1,070,393	1,042,844
Noncontrolling interests	38,303	37,423
Total shareholders' equity	1,108,696	1,080,267
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$2,085,803	$2,005,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Net sales	$606,087	$580,885
Cost of goods sold	289,088	270,146
Gross profit	316,999	310,739
Operating expenses:
Selling, general and administrative	195,691	176,369
Research and development	13,976	12,329
Intangible amortization	1,963	1,972
Income from operations	105,369	120,069
Interest expense, net	1,277	3,616
Other expense, net	1,326	1,992
Income before income taxes	102,766	114,461
Income tax expense	20,919	27,834
Net income	81,847	86,627
Less: Net income attributable to noncontrolling interests	(802)	(1,669)
Net income attributable to Acushnet Holdings Corp.	$81,045	$84,958

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.10	$1.14
Diluted	1.10	1.13
Weighted average number of common shares:
Basic	73,513,109	74,778,189
Diluted	73,922,728	75,255,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(in thousands)	2022	2021
Net income	$81,847	$86,627
Other comprehensive loss:
Foreign currency translation adjustments	(7,570)	(7,080)
Cash flow derivative instruments:
Unrealized holding gains arising during period	3,076	4,367
Reclassification adjustments included in net income	(1,355)	563
Tax expense	(516)	(1,664)
Cash flow derivative instruments, net	1,205	3,266
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	1,863	2,575
Tax expense	(443)	(739)
Pension and other postretirement benefits adjustments, net	1,420	1,836
Total other comprehensive loss	(4,945)	(1,978)
Comprehensive income	76,902	84,649
Less: Comprehensive income attributable to noncontrolling interests	(747)	(1,529)
Comprehensive income attributable to Acushnet Holdings Corp.	$76,155	$83,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$81,847	$86,627
Adjustments to reconcile net income to cash flows used in operating activities
Depreciation and amortization	10,367	10,363
Unrealized foreign exchange loss (gain)	1,433	(3,593)
Amortization of debt issuance costs	203	917
Share-based compensation	5,353	5,533
(Gain) loss on disposals of property, plant and equipment	(1)	155
Deferred income taxes	4,341	10,265
Changes in operating assets and liabilities
Accounts receivable	(206,468)	(190,019)
Inventories	(39,341)	24,987
Accounts payable	30,079	13,788
Accrued taxes	17,464	15,039
Other assets and liabilities	(69,325)	(4,058)
Cash flows used in operating activities	(164,048)	(29,996)
Cash flows from investing activities
Additions to property, plant and equipment	(11,686)	(6,410)
Cash flows used in investing activities	(11,686)	(6,410)
Cash flows from financing activities
Proceeds from short-term borrowings, net	97,700	22,178
Repayments of term loan facility	(4,375)	(4,375)
Purchases of common stock	(59,108)	(2,377)
Dividends paid on common stock	(13,984)	(12,658)
Dividends paid to noncontrolling interests	(101)	(48)
Payment of employee restricted stock tax withholdings	(10,661)	(3,946)
Cash flows provided by (used in) financing activities	9,471	(1,226)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,012)	(773)
Net decrease in cash, cash equivalents and restricted cash	(167,275)	(38,405)
Cash, cash equivalents and restricted cash, beginning of year	281,677	151,452
Cash, cash equivalents and restricted cash, end of period	$114,402	$113,047
Supplemental information
Non-cash additions to property, plant and equipment	$1,744	$1,895
Non-cash additions to right-of-use assets obtained in exchange for operating lease obligations	8,065	1,291
Non-cash additions to right-of-use assets obtained in exchange for finance lease obligations	335	—
Dividend equivalents rights ("DERs") declared not paid	427	477
Share repurchase liability (Note 10)	—	2,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2020	75,666	$76	$925,385	$(96,182)	$199,776	$(45,106)	$983,949	$33,304	$1,017,253
Net income	—	—	—	—	84,958	—	84,958	1,862	86,820
Other comprehensive loss	—	—	—	(1,978)	—	—	(1,978)	—	(1,978)
Share-based compensation	—	—	5,369	—	—	—	5,369	—	5,369
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	181	—	(3,945)	—	—	—	(3,945)	—	(3,945)
Purchases of common stock (Note 10)	—	—	—	—	—	(2,377)	(2,377)	—	(2,377)
Share repurchase liability (Note 10)	—	—	—	—	—	(2,347)	(2,347)	—	(2,347)
Dividends and dividend equivalents declared	—	—	—	—	(12,767)	—	(12,767)	—	(12,767)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(48)	(48)
Balances as of March 31, 2021	75,847	$76	$926,809	$(98,160)	$271,967	$(49,830)	$1,050,862	$35,118	$1,085,980

Balances as of December 31, 2021	75,855	$76	$948,423	$(99,582)	$324,966	$(131,039)	$1,042,844	$37,423	$1,080,267
Net income	—	—	—	—	81,045	—	81,045	981	82,026
Other comprehensive loss	—	—	—	(4,945)	—	—	(4,945)	—	(4,945)
Share-based compensation	—	—	5,189	—	—	—	5,189	—	5,189
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	434	—	(10,373)	—	—	—	(10,373)	—	(10,373)
Purchases of common stock (Note 10)	—	—	—	—	—	(29,894)	(29,894)	—	(29,894)
Dividends and dividend equivalents declared	—	—	—	—	(13,473)	—	(13,473)	—	(13,473)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(101)	(101)
Balances as of March 31, 2022	76,289	$76	$943,239	$(104,527)	$392,538	$(160,933)	$1,070,393	$38,303	$1,108,696

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the full year ending December 31, 2022, nor were those of the comparable 2021 period representative of those actually experienced for the full year ended December 31, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the SEC on March 1, 2022.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of March 31, 2022 and December 31, 2021. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially recorded the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). The value attributable to the redeemable noncontrolling interest and the related loan to minority shareholders, which is recorded as a reduction to redeemable noncontrolling interest, is presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both March 31, 2022 and December 31, 2021.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of March 31, 2022 and December 31, 2021, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.8 million and $1.9 million, respectively.
Foreign Currency Translation and Transactions
Foreign currency transaction losses included in selling, general and administrative expense were $1.8 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.
Recently Adopted Accounting Standards
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Management determined that recently issued ASUs are not expected to have a material impact on the Company's consolidated financial statements.
2. Allowance for Doubtful Accounts
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
The activity related to the allowance for doubtful accounts was as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$5,980	$7,698
Bad debt expense (recovery)	922	(445)
Amount of receivables written off	(44)	(144)
Foreign currency translation and other	(72)	(32)
Balance at end of period	$6,786	$7,077

3. Inventories
The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Raw materials and supplies	$121,474	$105,784
Work-in-process	26,721	21,259
Finished goods	300,585	286,271
Inventories	$448,780	$413,314
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$4,177	$3,831
Provision	995	1,029
Claims paid/costs incurred	(1,045)	(918)
Foreign currency translation and other	(36)	(43)
Balance at end of period	$4,091	$3,899
5. Debt and Financing Arrangements
Credit Facility
The credit facility includes a revolving credit facility and a term loan facility. As of March 31, 2022, there were $81.0 million in outstanding borrowings under the revolving credit facility, with a weighted average interest rate of 2.61%. There were no outstanding borrowings under the revolving credit facility as of December 31, 2021. As of March 31, 2022, the Company had available borrowings under its revolving credit facility of $306.7 million after giving effect to $12.3 million of outstanding letters of credit.
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2022, the Company was in compliance with all covenants under the credit agreement.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were $16.3 million and $0.1 million in outstanding borrowings under the Company's local credit facilities as of March 31, 2022 and December 31, 2021, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.27% and 2.57% as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the Company had available borrowings remaining under these local credit facilities of $38.2 million.
Letters of Credit
As of March 31, 2022 and December 31, 2021, there were outstanding letters of credit related to agreements, including the Company's credit facility, totaling $15.7 million and $17.3 million, respectively, of which $12.8 million and $14.3 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $57.1 million as of March 31, 2022.
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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of March 31, 2022 and December 31, 2021 was $225.9 million and $228.8 million, respectively.
The Company also enters into foreign exchange forward contracts, which either do not qualify as hedging instruments or have not been designated as such, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts not designated under hedge accounting was $19.1 million as of March 31, 2022. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2021.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of March 31, 2022 and December 31, 2021, there were no interest rate swap contracts outstanding.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		March 31,	December 31,
Balance Sheet Location	Hedge Instrument Type	2022	2021
Prepaid and other assets	Foreign exchange forward	$7,814	$6,320
Other assets	Foreign exchange forward	1,991	1,491
Accrued expenses and other liabilities	Foreign exchange forward	808	488

The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended
	March 31,
(in thousands)	2022	2021
Type of hedge
Foreign exchange forward	$3,076	$4,376
Interest rate swap	—	(9)
Total	$3,076	$4,367
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $6.7 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.
The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2022	2021
Location of gain (loss) in statements of operations
Foreign exchange forward:
Cost of goods sold	$1,355	$396
Selling, general and administrative (1)	675	640
Total	$2,030	$1,036

Interest Rate Swap:
Interest expense, net	$—	$(959)
Total	$—	$(959)
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 were as follows:

	Fair Value Measurements as of
	March 31, 2022 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,127	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	8,116	—	Prepaid and other assets
Deferred compensation program assets	779	—	—	Other assets
Foreign exchange derivative instruments	—	1,991	—	Other assets
Total assets	$5,906	$10,107	$—
Liabilities
Foreign exchange derivative instruments	$—	$808	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	779	—	—	Other noncurrent liabilities
Total liabilities	$779	$808	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows:

	Fair Value Measurements as of
	December 31, 2021 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,364	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	6,320	—	Prepaid and other assets
Deferred compensation program assets	842	—	—	Other assets
Foreign exchange derivative instruments	—	1,491	—	Other assets
Total assets	$6,206	$7,811	$—
Liabilities
Foreign exchange derivative instruments	$—	$488	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	842	—	—	Other noncurrent liabilities
Total liabilities	$842	$488	$—
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
(in thousands)	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$2,007	$2,135	$160	$162
Interest cost	2,234	1,951	84	75
Expected return on plan assets	(1,871)	(2,547)	—	—
Settlement expense	—	1,419	—	—
Amortization of net loss (gain)	935	1,421	(152)	(65)
Amortization of prior service cost (credit)	69	71	(34)	(34)
Net periodic benefit cost	$3,374	$4,450	$58	$138
The non-service cost components of net periodic benefit cost are included in other expense, net in the unaudited condensed consolidated statements of operations.
9. Income Taxes
Income tax expense decreased by $6.9 million to $20.9 million for the three months ended March 31, 2022 compared to $27.8 million for the three months ended March 31, 2021. The Company’s effective income tax rate ("ETR") was 20.4% for the three months ended March 31, 2022 compared to 24.3% for the three months ended March 31, 2021.
The ETR for the three months ended March 31, 2022 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income and the Company's geographic mix of income. The ETR for the three months ended March 31, 2021 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income and the Company's geographic mix of income, partially offset by the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits.
10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2022:
First Quarter	$0.180	$13,473
Total dividends declared in 2022	$0.180	$13,473

2021:
Fourth Quarter	$0.165	$12,619
Third Quarter	0.165	12,692
Second Quarter	0.165	12,768
First Quarter	0.165	12,767
Total dividends declared in 2021	$0.660	$50,846
During the second quarter of 2022, the Company's Board of Directors declared a dividend of $0.180 per share of common stock to shareholders of record as of June 3, 2022 and payable on June 17, 2022.
Share Repurchase Program
As of March 31, 2022, the Board of Directors had authorized the Company to repurchase up to an aggregate of $200.0 million of its issued and outstanding common stock.

Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement.
As previously disclosed, in connection with this share repurchase program, the Company entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $24.9 million at the same weighted average per share price (the "2019 Agreement"). As the Company repurchased a cumulative total of $24.9 million of common stock through open market purchases, the determination date, as defined in the 2019 Agreement, was automatically triggered on March 18, 2021. As a result, on April 2, 2021, the Company repurchased 355,341 shares of common stock for an aggregate of $11.1 million from Magnus, in satisfaction of its obligations under the 2019 Agreement.
On November 8, 2021, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $37.5 million at the same weighted average per share price (the "2021 Agreement"). In relation to the 2021 Agreement, the Company recorded a share repurchase liability of $29.2 million for 537,839 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2021. Between January 1, 2022 and January 14, 2022, the Company repurchased an additional 161,980 shares of its common stock on the open market for an aggregate of $8.3 million, bringing the cumulative total open market purchases to $37.5 million. As a result, on January 24, 2022, the Company repurchased 699,819 shares of common stock for an aggregate of $37.5 million from Magnus, in satisfaction of its obligations under the 2021 Agreement.
The Company's share repurchase activity was as follows:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Shares repurchased in the open market:
Shares repurchased	463,980	56,156
Average price	$46.57	$42.34
Aggregate value	$21,607	$2,377
Shares repurchased from Magnus:
Shares repurchased	699,819	—
Average price (1)	$53.59	$—
Aggregate value	$37,501	$—
Total shares repurchased:
Shares repurchased	1,163,799	56,156
Average price	$50.79	$42.34
Aggregate value	$59,108	$2,377
___________________________________
(1)    In accordance with the share repurchase agreement, shares purchased from Magnus are accrued for at the same weighted average price as those purchased on the open market as if the purchase from Magnus had occurred on the same day. As such, the average price of Magnus repurchases during the current period may differ from open market purchases due to the settlement of the previously recorded share repurchase liability, as well as, open market purchases made after the completion of the Magnus Share repurchase agreement.
As of March 31, 2022, the Company had $39.1 million remaining under the current share repurchase authorization. On April 28, 2022, the Board of Directors authorized the Company to repurchase up to an additional $150.0 million of its issued and outstanding common stock, bringing the total authorization up to $350.0 million. This program will remain in effect until completed or until terminated by the Board of Directors.

11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of March 31, 2022, the only awards granted under the 2015 Plan were RSUs and PSUs.
Restricted Stock and Performance Stock Units
RSUs granted to members of the Board of Directors vest immediately into shares of common stock. RSUs granted to Company officers generally vest over three years, with one-third of each grant vesting annually, subject to the recipient's continued employment with the Company. RSUs granted to other employees, consultants and advisors of the Company vest in accordance with the terms of the grants, generally either over three years or, beginning in 2022, with one-third of each grant vesting annually, subject to the recipient’s continued service to the Company. PSUs granted to Company officers and other employees vest based upon the Company's performance against specified metrics, generally over a three-year performance period, subject to the recipient's continued service to the Company. At the end of the performance period, the number of shares of common stock that could be issued is determined based upon the Company's performance against these metrics. The number of shares that could be issued can range from 0% to 200% of the recipient's target award. Recipients of the awards granted under the 2015 Plan may elect to defer receipt of all or any portion of any shares of common stock issuable upon vesting to a future date elected by the recipient.
All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.
A summary of the Company’s RSUs and PSUs as of March 31, 2022 and changes during the three months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2021	691,373	$33.66	367,067	$32.84
Granted	345,230	43.96	167,587	43.96
Vested (1)	(68,189)	32.72	—	—
Forfeited	(5,617)	31.26	—	—
Outstanding as of March 31, 2022	962,797	$37.43	534,654	$36.32

_______________________________________________________________________________
(1) Includes 41,173 shares of common stock related to RSUs that were not delivered as of March 31, 2022.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Three months ended		Three months ended
	March 31, 2022		March 31, 2021
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	492,580	188,527	270,779	—
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(159,851)	(87,215)	(89,938)	—
Net shares of common stock issued	332,729	101,312	180,841	—

Cumulative undelivered shares of common stock	414,866	191,242	395,670	—

Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2022	2021
RSUs	$2,770	$2,359
PSUs	2,419	3,010
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $25.8 million and $18.3 million, respectively, as of March 31, 2022 and are expected to be recognized over the related weighted average period of 1.7 years and 2.1 years, respectively.
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2022	2021
Cost of goods sold	$300	$(7)
Selling, general and administrative	4,698	5,381
Research and development	355	159
Total compensation expense before income tax	5,353	5,533
Income tax benefit	1,176	1,267
Total compensation expense, net of income tax	$4,177	$4,266
12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign		Accumulated
	Foreign	Exchange	Pension and	Other
	Currency	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2021	$(66,915)	$5,167	$(37,834)	$(99,582)
Other comprehensive (loss) income before reclassifications	(7,570)	3,076	1,045	(3,449)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(1,355)	818	(537)
Tax expense	—	(516)	(443)	(959)
Balance as of March 31, 2022	$(74,485)	$6,372	$(36,414)	$(104,527)

13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2022	2021

Net income attributable to Acushnet Holdings Corp.	$81,045	$84,958

Weighted average number of common shares:
Basic	73,513,109	74,778,189
RSUs	325,550	477,123
PSUs	84,069	—
Diluted	73,922,728	75,255,312

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.10	$1.14
Diluted	$1.10	$1.13
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three months ended March 31, 2022 and 2021 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. As of March 31, 2022, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three months ended March 31, 2022.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended
	March 31,
	2022	2021
RSUs	66,405	291,484
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
Results shown for the three months ended March 31, 2022 and 2021 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Net sales
Titleist golf balls	$163,838	$173,637
Titleist golf clubs	160,815	155,827
Titleist golf gear	44,146	53,120
FootJoy golf wear	197,553	159,434
Other	39,735	38,867
Total net sales	$606,087	$580,885

Segment operating income
Titleist golf balls	$33,373	$34,317
Titleist golf clubs	32,228	41,799
Titleist golf gear	2,194	9,728
FootJoy golf wear	31,315	28,117
Other	7,427	6,471
Total segment operating income	106,537	120,432
Reconciling items:
Interest expense, net	(1,277)	(3,616)
Non-service cost component of net periodic benefit cost	(1,265)	(2,291)
Other	(1,229)	(64)
Total income before income tax	$102,766	$114,461
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended March 31,
(in thousands)	2022	2021
United States	$295,126	$308,636
EMEA (1)	112,357	80,575
Japan	45,795	56,377
Korea	85,717	79,097
Rest of world	67,092	56,200
Total net sales	$606,087	$580,885
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
The Company's purchase obligations as of March 31, 2022 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2022	2023	2024	2025	2026	Thereafter
Purchase obligations (1)	$286,896	$30,476	$12,415	$7,485	$2,424	$34,791
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included on the unaudited condensed consolidated balance sheet as of March 31, 2022.
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
Overview
We are the global leader in the design, development, manufacture and distribution of performance-driven golf products, which are widely recognized for their quality excellence. Today, we are the steward of two of the most revered brands in golf - Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wearable brands.
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
We believe our differentiated focus on performance and quality excellence, enduring connections with dedicated golfers, and favorable and market‑differentiating mix of consumable and durable products have been the key drivers of our solid financial performance.
Our net sales are diversified by both product category and mix, as well as geography. Our product categories include golf balls, golf clubs, wedges and putters, golf shoes, golf gloves, golf gear and golf outerwear and apparel. Our product portfolio contains a favorable mix of consumable products, which we consider to be golf balls and golf gloves, and more durable products, which we consider to be golf clubs, golf shoes, golf gear and golf outerwear and apparel. Our net sales are also diversified by geography with a substantial majority of our net sales generated in five countries: the United States, Japan, Korea, the United Kingdom and Canada. We have the following reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear; and FootJoy golf wear.
Our financial results and operations continue to be impacted by the macroeconomic environment, including the ongoing COVID-19 pandemic. Global supply chain issues and the impact of inflation have resulted in constrained raw material, component and sourced product availability and increased raw material and other input costs, including higher freight expense. These increased costs negatively impacted cost of sales for the three months ended March 31, 2022, resulting in a lower gross margin as compared to the three months ended March 31, 2021. Inflation, particularly in the form of higher raw material costs combined with higher shipping costs, is expected to remain an issue for the remainder of 2022.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended
	March 31,
(in thousands)	2022	2021
Net sales	$606,087	$580,885
Cost of goods sold	289,088	270,146
Gross profit	316,999	310,739
Operating expenses:
Selling, general and administrative	195,691	176,369
Research and development	13,976	12,329
Intangible amortization	1,963	1,972
Income from operations	105,369	120,069
Interest expense, net	1,277	3,616
Other expense, net	1,326	1,992
Income before income taxes	102,766	114,461
Income tax expense	20,919	27,834
Net income	81,847	86,627
Less: Net income attributable to noncontrolling interests	(802)	(1,669)
Net income attributable to Acushnet Holdings Corp.	$81,045	$84,958
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$81,045	$84,958
Interest expense, net	1,277	3,616
Income tax expense	20,919	27,834
Depreciation and amortization	10,367	10,363
Share-based compensation	5,353	5,533
Other extraordinary, unusual or non-recurring items, net (1)	235	1,311
Net income attributable to noncontrolling interests	802	1,669
Adjusted EBITDA	$119,998	$135,284
Adjusted EBITDA margin	19.8%	23.3%

_______________________________________________________________________________________
(1)The three months ended March 31, 2022 and 2021 include other immaterial, unusual or non-recurring items, net. The three months ended March 31, 2021 also includes pension settlement costs of $1.4 million related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program as part of management’s approved restructuring program.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
Titleist golf balls	$163.8	$173.6	$(9.8)	(5.6)%	$(6.1)	(3.5)%
Titleist golf clubs	160.8	155.8	5.0	3.2%	9.5	6.1%
Titleist golf gear	44.1	53.1	(9.0)	(16.9)%	(7.5)	(14.1)%
FootJoy golf wear	197.6	159.4	38.2	24.0%	45.0	28.2%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
United States	$295.1	$308.6	$(13.5)	(4.4)%	$(13.5)	(4.4)%
EMEA	112.4	80.6	31.8	39.5%	38.3	47.5%
Japan	45.8	56.4	(10.6)	(18.8)%	(6.4)	(11.3)%
Korea	85.7	79.1	6.6	8.3%	13.6	17.2%
Rest of world	67.1	56.2	10.9	19.4%	12.3	21.9%
Total net sales	$606.1	$580.9	$25.2	4.3%	$44.3	7.6%
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	March 31,		Increase/(Decrease)
Segment operating income	2022	2021	$ change	% change
Titleist golf balls	$33.4	$34.3	$(0.9)	(2.6)%
Titleist golf clubs	32.2	41.8	(9.6)	(23.0)%
Titleist golf gear	2.2	9.7	(7.5)	(77.3)%
FootJoy golf wear	31.3	28.1	3.2	11.4%
Net Sales
Net sales increased $25.2 million, or 4.3%, to $606.1 million for the three months ended March 31, 2022 compared to $580.9 million for the three months ended March 31, 2021. On a constant currency basis, net sales increased $44.3 million, or 7.6%, to $625.2 million. The increase in net sales on a constant currency basis resulted from an increase of $45.0 million in FootJoy golf wear and an increase of $9.5 million in Titleist golf clubs. The increase in FootJoy net sales was driven by higher sales volumes in EMEA primarily due to the adverse impact of government-ordered shutdowns in this region in the first quarter of 2021. The increase in Titleist golf club sales was driven by higher sales volumes of our newly introduced SM9 wedges and T-Series irons. These increases were partially offset by decreases of $7.5 million in Titleist golf gear largely due to supply chain and fulfillment constraints and $6.1 million in Titleist golf balls primarily as a result of limited availability of certain raw materials. Sales volume growth of products that are not allocated to one of our four reportable segments also contributed to the increase in net sales.
The decrease in net sales in the United States was primarily as a result of a decrease of $10.6 million in Titleist golf balls, primarily due to limited availability of certain raw materials and a decrease of $4.6 million in Titleist golf gear, largely due to supply chain and fulfillment constraints.
Net sales in regions outside the United States increased $38.7 million, or 14.2%, to $311.0 million for the three months ended March 31, 2022 compared to $272.3 million for the three months ended March 31, 2021. On a constant currency basis, net sales in such regions increased $57.8 million, or 21.2%, to $330.1 million. In EMEA, net sales increased across all reportable segments, primarily due to the adverse impact of government-ordered shutdowns in this region in the first quarter of 2021. In Korea, net sales increased in all reportable segments except Titleist golf gear which was impacted by supply chain constraints. In Japan, net sales decreased in all reportable segments except FootJoy golf wear due to supply chain and fulfillment constraints. In Rest of World, net sales increased across all reportable segments.
Gross Profit
Gross profit increased $6.3 million to $317.0 million for the three months ended March 31, 2022 compared to $310.7 million for the three months ended March 31, 2021. Gross margin decreased to 52.3% for the three months ended March 31, 2022 compared to 53.5% for the three months ended March 31, 2021. The increase in gross profit primarily resulted from an increase of $11.8 million in FootJoy golf wear primarily due to the sales volume increases discussed previously. This increase was partially offset by a decrease of $6.4 million in Titleist golf gear primarily due to lower net sales as discussed previously, a decrease of $3.2 million in Titleist golf clubs primarily due to higher component costs and higher inbound freight costs across all reportable segments.
The decrease in gross margin was primarily driven by lower gross margins in FootJoy golf wear, Titleist golf clubs and Titleist golf gear and was partially offset by higher gross margins in Titleist golf balls. The decrease in Titleist golf clubs was primarily due to higher component costs. Higher gross margins in Titleist golf balls were primarily due to favorable manufacturing costs. Higher inbound freight costs unfavorably impacted gross margin across all reportable segments.
Selling, General and Administrative Expenses
SG&A expenses increased $19.3 million to $195.7 million for the three months ended March 31, 2022 compared to $176.4 million for the three months ended March 31, 2021. This increase was primarily due to an increase of $11.0 million in selling expense due to higher sales volumes as discussed previously including higher retail commission expense in Korea and higher distribution expenses, an increase of $5.4 million in administrative expense primarily due to information technology related consulting expenses, and an increase of $2.1 million in advertising and promotional expenses, primarily in Titleist golf clubs. Overall, SG&A included a $4.0 million favorable impact of changes in foreign currency exchange rates across all expense categories and reportable segments.
Research and Development
R&D expenses increased $1.7 million to $14.0 million for the three months ended March 31, 2022 compared to $12.3 million for the three months ended March 31, 2021, primarily related to an increase in employee-related costs.
Interest Expense, net
Interest expense, net decreased $2.3 million to $1.3 million for the three months ended March 31, 2022 compared to $3.6 million for the three months ended March 31, 2021. This decrease was primarily due to a decrease in losses from interest rate swaps, lower interest rates and a decrease in the amortization for debt issuance costs.
Income Tax Expense
Income tax expense decreased $6.9 million to $20.9 million for the three months ended March 31, 2022 compared to $27.8 million for the three months ended March 31, 2021. Our effective income tax rate ("ETR") was 20.4% for the three months ended March 31, 2022 compared to 24.3% for the three months ended March 31, 2021. The decrease in the ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment decreased $9.8 million, or 5.6%, to $163.8 million for the three months ended March 31, 2022 compared to $173.6 million for the three months ended March 31, 2021. On a constant currency basis, net sales in our Titleist golf balls segment decreased $6.1 million, or 3.5%, to $167.5 million. This decrease was due to lower sales volumes across all models as a result of limited availability of certain raw materials.
Operating income in our Titleist golf balls segment decreased $0.9 million, or 2.6%, to $33.4 million for the three months ended March 31, 2022 compared to $34.3 million for the three months ended March 31, 2021. Higher gross profit of $1.5 million was offset by higher operating expenses, resulting in a decrease in operating income. The higher gross profit was driven by an improvement in manufacturing costs, as prior year production was more unfavorably impacted by raw material availability, and higher average selling prices and was partially offset by higher inbound freight costs. Operating expenses increased primarily as a result of an increase of $1.8 million in administrative expenses, as discussed previously.

Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased $5.0 million, or 3.2%, to $160.8 million for the three months ended March 31, 2022 compared to $155.8 million for the three months ended March 31, 2021. On a constant currency basis, net sales in our Titleist golf clubs segment increased $9.5 million, or 6.1%, to $165.3 million. This increase was largely due to higher sales volumes of our newly introduced SM9 wedges launched in the first quarter of 2022 and T-Series irons launched in the fourth quarter of 2021. This increase was partially offset by lower sales volumes of drivers, hybrids and fairways which were all in their second model year and were also impacted by component shortages and delays.
Operating income in our Titleist golf clubs segment decreased $9.6 million to $32.2 million for the three months ended March 31, 2022 compared to $41.8 million for the three months ended March 31, 2021. The decrease in operating income resulted from lower gross profit of $3.2 million and higher operating expenses. The decrease in gross profit was due to higher inbound freight and component costs. Higher operating expenses were primarily as a result of an increase of $2.4 million in selling expense primarily due to higher distribution expenses and an increase of $1.9 million in advertising and promotional expense.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment decreased $9.0 million, or 16.9%, to $44.1 million for the three months ended March 31, 2022 compared to $53.1 million for the three months ended March 31, 2021. On a constant currency basis, net sales in our Titleist golf gear segment decreased $7.5 million, or 14.1%, to $45.6 million. This decrease was primarily due to sales volume decreases in golf bags and headwear product categories due to supply chain and fulfillment constraints, partially offset by higher average selling prices across all product categories.
Operating income in our Titleist golf gear segment decreased $7.5 million, or 77.3%, to $2.2 million for the three months ended March 31, 2022 compared to $9.7 million for the three months ended March 31, 2021. The decrease in operating income was primarily as a result of lower gross profit of $6.4 million due to the sales volume decrease discussed previously and increased inbound freight costs.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased $38.2 million, or 24.0%, to $197.6 million for the three months ended March 31, 2022 compared to $159.4 million for the three months ended March 31, 2021. On a constant currency basis, net sales in our FootJoy golf wear segment increased $45.0 million, or 28.2%, to $204.4 million. This increase was primarily due to increased sales volumes and higher average selling prices across all product categories primarily driven by EMEA.
Operating income in our FootJoy golf wear segment increased $3.2 million, or 11.4%, to $31.3 million for the three months ended March 31, 2022 compared to $28.1 million for the three months ended March 31, 2021. The increase in operating income resulted from higher gross profit of $11.8 million primarily as a result of the sales volume increase and higher average selling prices discussed previously, partially offset by increased inbound freight costs and higher operating expenses. Operating expenses increased primarily as a result of an increase of $6.5 million in selling expense due to higher sales volumes as discussed previously including higher retail commission expense in Korea and higher distribution expenses, as well as an increase of $1.6 million in administrative expense, as discussed previously.

Liquidity and Capital Resources
Our primary cash needs relate to working capital, capital expenditures, servicing our debt, paying dividends, pension contributions and repurchasing shares of our common stock. We expect to rely on cash flows from operations and borrowings under our revolving credit facility and local credit facilities as our primary sources of liquidity.
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
As of March 31, 2022, we had $112.6 million of unrestricted cash and cash equivalents (including $13.8 million attributable to our FootJoy golf shoe variable interest entity). As of March 31, 2022, 73.4% of our total unrestricted cash and cash equivalents was held at our non-U.S. subsidiaries, including our FootJoy golf shoe variable interest entity. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
As noted previously, the COVID-19 pandemic could impact our results of operations in ways we cannot currently predict. Nonetheless, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions (such as the COVID-19 pandemic), demand for our products, availability and cost of our raw materials and components, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Debt and Financing Arrangements
As of March 31, 2022, we had $306.7 million of availability under our revolving credit facility after giving effect to $12.3 million of outstanding letters of credit. Additionally, we had $38.2 million available under our local credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2022, we were in compliance with all covenants under the credit agreement.
See “Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of our credit facilities and related credit agreement. Additionally, see "Risk Factors - Risks Related to Our Indebtedness" as described in our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion surrounding the risks and uncertainties related to our credit facilities.
Capital Expenditures
We made $11.7 million of capital expenditures during the three months ended March 31, 2022. Capital expenditures for the full year are expected to be approximately $60 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology to support our global strategic initiatives.
Dividends and Share Repurchase Program
As of March 31, 2022, our Board of Directors has authorized us to repurchase up to an aggregate of $200.0 million of our issued and outstanding common stock. During the three months ended March 31, 2022, we repurchased 1,163,799 shares of common stock at an average price of $50.79 for an aggregate of $59.1 million. Included in this amount were 699,819 shares of common stock repurchased from Magnus for an aggregate of $37.5 million on January 24, 2022, in satisfaction of our obligations pursuant to our previously disclosed Magnus share repurchase agreement.
As of March 31, 2022, we had $39.1 million remaining under the current share repurchase authorization. On April 28, 2022, the Board of Directors authorized us to repurchase up to an additional $150.0 million of our issued and outstanding common stock, bringing the total authorization up to $350.0 million. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.
During the three months ended March 31, 2022, we paid dividends on our common stock of $14.0 million to our shareholders. During the second quarter of 2022, our Board of Directors declared a dividend of $0.180 per share of common stock to shareholders of record as of June 3, 2022 and payable on June 17, 2022.

Cash Flows
The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$(164,048)	$(29,996)
Investing activities	(11,686)	(6,410)
Financing activities	9,471	(1,226)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,012)	(773)
Net decrease in cash, cash equivalents and restricted cash	$(167,275)	$(38,405)
Cash Flows from Operating Activities
Net cash used in operating activities increased $134.0 million to $164.0 million for the three months ended March 31, 2022 compared to $30.0 million for the three months ended March 31, 2021. The increase in cash used in operating activities was primarily driven by changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
Net cash used in investing activities increased $5.3 million to $11.7 million for the three months ended March 31, 2022 compared to $6.4 million for the three months ended March 31, 2021, driven by changes in capital expenditures.
Cash Flows from Financing Activities
Net cash provided by financing activities increased $10.7 million to $9.5 million for the three months ended March 31, 2022 compared to net cash used in financing activities of $1.2 million for the three months ended March 31, 2021. This increase was primarily due to an increase in proceeds from borrowings, offset in part by an increase in purchases of common stock.
Off-Balance Sheet Arrangements
As of March 31, 2022, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Issued Accounting Standards
We have reviewed all recently issued standards and have determined that, other than as disclosed in "Notes to Unaudited Condensed Consolidated Financial Statements-Note-1-Summary of Significant Accounting Policies," Item 1 of Part I included elsewhere in this report, such standards will not have a significant impact on our consolidated financial statements or otherwise do not apply to our operations.
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

Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in "Notes to Unaudited Condensed Consolidated Financial Statements-Note-5- Debt and Financing Arrangements,” Item1 of Part I, included elsewhere in this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index. Increases in interest rates may reduce our net income by increasing the cost of our debt.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of March 31, 2022, we had $407.9 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs). The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of March 31, 2022 would have resulted in an increase of $4.1 million in our annual pre-tax interest expense.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at March 31, 2022 was $245.0 million, representing a net settlement asset of $9.3 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of March 31, 2022, while not predictive in nature, indicated that the net settlement asset of $9.3 million would decrease by $13.9 million resulting in a net settlement liability of $4.6 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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

Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. During the three months ended March 31, 2022, the impact of inflation resulted in increased raw material and other input costs as compared to the three months ended March 31, 2021. Should the current higher inflationary environment continue, including increased raw material and other input costs, our business, results of operations, financial position and cash flows could be materially impacted in the future.
ITEM 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended March 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.      Legal Proceedings
We are party to lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.

Item 1A.      Risk Factors
You should carefully consider each of the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the other information set forth in this report. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the first quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1) (in thousands)
January 1, 2022 - January 31, 2022 (2)	914,799	$52.76	914,799	$49,909
February 1, 2022 - February 28, 2022	111,000	44.52	111,000	44,967
March 1, 2022 - March 31, 2022	138,000	42.75	138,000	39,067
Total	1,163,799	$50.79	1,163,799	$39,067

_______________________________________________________________________________
(1)    As of March 31, 2022, the Board of Directors had authorized us to repurchase up to an aggregate of $200.0 million of our issued and outstanding common stock. On April 28, 2022, the Board of Directors authorized us to repurchase up to an additional $150.0 million of our issued and outstanding common stock, bringing the total authorization up to $350.0 million.
(2)     Includes 699,819 shares of common stock repurchased from Magnus for an aggregate of $37.5 million, in satisfaction of our previously disclosed share repurchase obligations. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note 10-Common Stock,” Item 1 of Part I, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreement.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information

None.

ITEM 6.      Exhibits

Exhibit No.	Description

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUSHNET HOLDINGS CORP.

Dated: May 5, 2022	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2022	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

