Form 10-Q
period 2022-06-30
Acushnet Holdings Corp.
filed 2022-08-04
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 71,162,907 shares of common stock outstanding as of July 29, 2022.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

4

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2022	2021
Assets
Current assets
Cash, cash equivalents and restricted cash ($15,074 and $15,612 attributable to the variable interest entity ("VIE"))	$109,092	$281,677
Accounts receivable, net	386,260	174,435
Inventories ($19,389 and $19,385 attributable to the VIE)	467,388	413,314
Prepaid and other assets	107,483	99,750
Total current assets	1,070,223	969,176
Property, plant and equipment, net ($10,273 and $10,466 attributable to the VIE)	229,738	231,761
Goodwill ($32,312 and $32,312 attributable to the VIE)	204,537	210,431
Intangible assets, net	461,021	465,341
Deferred income taxes	53,211	60,814
Other assets ($2,116 and $2,166 attributable to the VIE)	77,417	68,313
Total assets	$2,096,147	$2,005,836
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$89,028	$116
Current portion of long-term debt	17,500	17,500
Accounts payable ($14,330 and $13,275 attributable to the VIE)	190,115	163,607
Accrued taxes	53,552	57,307
Accrued compensation and benefits ($903 and $1,511 attributable to the VIE)	75,111	113,453
Accrued expenses and other liabilities ($4,184 and $4,677 attributable to the VIE)	122,895	131,041
Total current liabilities	548,201	483,024
Long-term debt	288,926	297,354
Deferred income taxes	4,886	4,950
Accrued pension and other postretirement benefits	94,524	93,705
Other noncurrent liabilities ($2,141 and $2,218 attributable to the VIE)	49,477	43,237
Total liabilities	986,014	922,270
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	4,306	3,299
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 76,289,077 and 75,855,036 shares issued	76	76
Additional paid-in capital	949,206	948,423
Accumulated other comprehensive loss, net of tax	(122,700)	(99,582)
Retained earnings	444,592	324,966
Treasury stock, at cost; 4,890,747 and 3,314,562 shares (including 537,839 of accrued share repurchases as of December 31, 2021) (Note 10)	(200,001)	(131,039)
Total equity attributable to Acushnet Holdings Corp.	1,071,173	1,042,844
Noncontrolling interests	34,654	37,423
Total shareholders' equity	1,105,827	1,080,267
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$2,096,147	$2,005,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net sales	$658,599	$624,850	$1,264,686	$1,205,735
Cost of goods sold	314,993	290,424	604,081	560,570
Gross profit	343,606	334,426	660,605	645,165
Operating expenses:
Selling, general and administrative	239,167	210,255	434,858	386,624
Research and development	13,938	13,021	27,914	25,350
Intangible amortization	1,954	1,970	3,917	3,942
Income from operations	88,547	109,180	193,916	229,249
Interest expense, net	2,091	1,848	3,368	5,464
Other expense, net	2,147	239	3,473	2,231
Income before income taxes	84,309	107,093	187,075	221,554
Income tax expense	16,070	24,573	36,989	52,407
Net income	68,239	82,520	150,086	169,147
Less: Net income attributable to noncontrolling interests	(1,785)	(1,435)	(2,587)	(3,104)
Net income attributable to Acushnet Holdings Corp.	$66,454	$81,085	$147,499	$166,043

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.91	$1.09	$2.01	$2.22
Diluted	0.91	1.08	2.00	2.21
Weighted average number of common shares:
Basic	72,904,858	74,661,356	73,207,303	74,719,450
Diluted	73,391,880	75,200,906	73,655,624	75,227,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$68,239	$82,520	$150,086	$169,147
Other comprehensive (loss) income:
Foreign currency translation adjustments	(24,495)	(962)	(32,065)	(8,042)
Cash flow derivative instruments:
Unrealized holding gains arising during period	8,973	677	12,049	5,044
Reclassification adjustments included in net income	(1,586)	2,520	(2,941)	3,083
Tax expense	(2,362)	(917)	(2,878)	(2,581)
Cash flow derivative instruments, net	5,025	2,280	6,230	5,546
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	1,673	781	3,536	3,356
Tax expense	(376)	(184)	(819)	(923)
Pension and other postretirement benefits adjustments, net	1,297	597	2,717	2,433
Total other comprehensive (loss) income	(18,173)	1,915	(23,118)	(63)
Comprehensive income	50,066	84,435	126,968	169,084
Less: Comprehensive income attributable to noncontrolling interests	(1,669)	(1,467)	(2,416)	(2,996)
Comprehensive income attributable to Acushnet Holdings Corp.	$48,397	$82,968	$124,552	$166,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$150,086	$169,147
Adjustments to reconcile net income to cash flows (used in) provided by operating activities
Depreciation and amortization	20,665	20,638
Unrealized foreign exchange loss (gain)	6,769	(3,824)
Amortization of debt issuance costs	406	1,131
Share-based compensation	12,322	13,810
Loss on disposals of property, plant and equipment	22	127
Deferred income taxes	3,236	19,121
Changes in operating assets and liabilities
Accounts receivable	(228,837)	(180,474)
Inventories	(70,751)	54,744
Accounts payable	33,705	13,925
Accrued taxes	1,874	19,776
Other assets and liabilities	(20,142)	24,290
Cash flows (used in) provided by operating activities	(90,645)	152,411
Cash flows from investing activities
Additions to property, plant and equipment	(20,457)	(12,401)
Cash flows used in investing activities	(20,457)	(12,401)
Cash flows from financing activities
Proceeds from short-term borrowings, net	91,270	18,543
Repayments of term loan facility	(8,750)	(8,750)
Purchases of common stock	(96,571)	(17,885)
Dividends paid on common stock	(26,912)	(24,872)
Dividends paid to noncontrolling interests	(1,601)	(111)
Payment of employee restricted stock tax withholdings	(10,661)	(3,946)
Other, net	(3,600)	—
Cash flows used in financing activities	(56,825)	(37,021)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4,658)	(1,190)
Net (decrease) increase in cash, cash equivalents and restricted cash	(172,585)	101,799
Cash, cash equivalents and restricted cash, beginning of year	281,677	151,452
Cash, cash equivalents and restricted cash, end of period	$109,092	$253,251
Supplemental non-cash information
Additions to property, plant and equipment	$2,505	$2,782
Additions to right-of-use assets obtained in exchange for operating lease obligations	15,800	6,302
Additions to right-of-use assets obtained in exchange for finance lease obligations	335	150
Additions to treasury stock	1,605	—
Dividend equivalents rights ("DERs") declared not paid	904	1,031
Contingent consideration (Note 1)	1,400	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of March 31, 2021	75,847	$76	$926,809	$(98,160)	$271,967	$(49,830)	$1,050,862	$35,118	$1,085,980
Net income	—	—	—	—	81,085	—	81,085	1,827	82,912
Other comprehensive income	—	—	—	1,915	—	—	1,915	—	1,915
Share-based compensation	—	—	8,110	—	—	—	8,110	—	8,110
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	8	—	—	—	—	—	—	—	—
Purchases of common stock (Note 10)	—	—	—	—	—	(4,383)	(4,383)	—	(4,383)
Dividends and dividend equivalents declared	—	—	—	—	(12,768)	—	(12,768)	—	(12,768)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(63)	(63)
Redemption value adjustment (Note 1)	—	—	—	—	(1,651)	—	(1,651)	—	(1,651)
Balances as of June 30, 2021	75,855	$76	$934,919	$(96,245)	$338,633	$(54,213)	$1,123,170	$36,882	$1,160,052

Balances as of March 31, 2022	76,289	$76	$943,239	$(104,527)	$392,538	$(160,933)	$1,070,393	$38,303	$1,108,696
Purchase of equity from noncontrolling interests (Note 1)	—	—	(838)	—	—	—	(838)	(3,905)	(4,743)
Net income	—	—	—	—	66,454	—	66,454	1,756	68,210
Other comprehensive loss	—	—	—	(18,173)	—	—	(18,173)	—	(18,173)
Share-based compensation	—	—	6,805	—	—	—	6,805	—	6,805
Purchases of common stock (Note 10)	—	—	—	—	—	(39,068)	(39,068)	—	(39,068)
Dividends and dividend equivalents declared	—	—	—	—	(13,400)	—	(13,400)	—	(13,400)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,500)	(1,500)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of June 30, 2022	76,289	$76	$949,206	$(122,700)	$444,592	$(200,001)	$1,071,173	$34,654	$1,105,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2020	75,666	$76	$925,385	$(96,182)	$199,776	$(45,106)	$983,949	$33,304	$1,017,253
Net income	—	—	—	—	166,043	—	166,043	3,689	169,732
Other comprehensive loss	—	—	—	(63)	—	—	(63)	—	(63)
Share-based compensation	—	—	13,479	—	—	—	13,479	—	13,479
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	189	—	(3,945)	—	—	—	(3,945)	—	(3,945)
Purchases of common stock (Note 10)	—	—	—	—	—	(9,107)	(9,107)	—	(9,107)
Dividends and dividend equivalents declared	—	—	—	—	(25,535)	—	(25,535)	—	(25,535)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(111)	(111)
Redemption value adjustment (Note 1)	—	—	—	—	(1,651)	—	(1,651)	—	(1,651)
Balances as of June 30, 2021	75,855	$76	$934,919	$(96,245)	$338,633	$(54,213)	$1,123,170	$36,882	$1,160,052

Balances as of December 31, 2021	75,855	$76	$948,423	$(99,582)	$324,966	$(131,039)	$1,042,844	$37,423	$1,080,267
Purchase of equity from noncontrolling interests (Note 1)	—	—	(838)	—	—	—	(838)	(3,905)	(4,743)
Net income	—	—	—	—	147,499	—	147,499	2,737	150,236
Other comprehensive loss	—	—	—	(23,118)	—	—	(23,118)	—	(23,118)
Share-based compensation	—	—	11,994	—	—	—	11,994	—	11,994
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	434	—	(10,373)	—	—	—	(10,373)	—	(10,373)
Purchases of common stock (Note 10)	—	—	—	—	—	(68,962)	(68,962)	—	(68,962)
Dividends and dividend equivalents declared	—	—	—	—	(26,873)	—	(26,873)	—	(26,873)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,601)	(1,601)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of June 30, 2022	76,289	$76	$949,206	$(122,700)	$444,592	$(200,001)	$1,071,173	$34,654	$1,105,827

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the full year ending December 31, 2022, nor were those of the comparable 2021 periods representative of those actually experienced for the full year ended December 31, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the SEC on March 1, 2022.
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
The Company has evaluated, and continues to evaluate, the potential impact of the COVID-19 pandemic on its consolidated financial statements. The impact of the COVID-19 pandemic continues to evolve, and both the full impact and duration of the COVID-19 pandemic remain highly uncertain. Accordingly, the Company's business, results of operations, financial position and cash flows could be materially impacted in ways that the Company cannot currently predict.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its unaudited condensed consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of June 30, 2022 and December 31, 2021. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

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
On April 1, 2022, the Company acquired the outstanding equity interest in PG Golf LLC for $5.0 million, including cash consideration of $3.6 million and contingent consideration of $1.4 million, which was included in other noncurrent liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2022.
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially recorded the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. During the three and six months ended June 30, 2022 and 2021, the Company recorded a redemption value adjustment of $1.0 million and $1.7 million, respectively. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). The value attributable to the redeemable noncontrolling interest and the related loan to minority shareholders, which is recorded as a reduction to redeemable noncontrolling interest, is presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both June 30, 2022 and December 31, 2021.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of June 30, 2022 and December 31, 2021, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.7 million and $1.9 million, respectively.
Foreign Currency Transactions
Foreign currency transaction losses included in selling, general and administrative expense were $7.0 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Foreign currency transaction losses included in selling, general and administrative expense were $8.8 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.
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
The activity related to the allowance for doubtful accounts was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$6,786	$7,077	$5,980	$7,698
Bad debt expense (recovery)	1,533	143	2,455	(302)
Amount of receivables (written off) recovered	(225)	100	(269)	(44)
Foreign currency translation and other	(176)	14	(248)	(18)
Balance at end of period	$7,918	$7,334	$7,918	$7,334

3. Inventories
The components of inventories were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Raw materials and supplies	$136,047	$105,784
Work-in-process	27,933	21,259
Finished goods	303,408	286,271
Inventories	$467,388	$413,314

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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$4,091	$3,899	$4,177	$3,831
Provision	1,216	1,656	2,211	2,685
Claims paid	(1,111)	(1,229)	(2,156)	(2,147)
Foreign currency translation and other	(119)	7	(155)	(36)
Balance at end of period	$4,077	$4,333	$4,077	$4,333

5. Debt and Financing Arrangements
Credit Facility
As of June 30, 2022, there were $72.2 million in outstanding borrowings under the Company's current revolving credit facility with a weighted average interest rate of 2.84% and $306.3 million in outstanding borrowings under the current term loans. There were no outstanding borrowings under the revolving credit facility as of December 31, 2021. As of June 30, 2022, the Company had available borrowings under its current revolving credit facility of $319.2 million after giving effect to $8.6 million of outstanding letters of credit.
On August 2, 2022, the Company entered into a second amendment and agency resignation, appointment and assumption (the “Second Amendment”) to its Amended and Restated Credit Agreement, dated as of December 23, 2019 (as subsequently amended on July 3, 2020 (the “First Amended Credit Agreement”), and the First Amended Credit Agreement, as amended pursuant to the Second Amendment (the “Second Amended Credit Agreement”), with Acushnet Company, Acushnet Canada Inc. and Acushnet Europe Limited, as borrowers, certain subsidiaries of Acushnet Company, together with the Company, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as resigning administrative agent, and JPMorgan Chase Bank, N.A., as successor administrative agent (the “Administrative Agent”). The Second Amended Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Second Amended Credit Facility.” The First Amended Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “First Amended Credit Facility.”
The Second Amended Credit Facility provides a $950.0 million multi‑currency revolving credit facility, including a $50.0 million letter of credit sublimit, a $75.0 million swing line sublimit, a C$50.0 million sublimit for borrowings by Acushnet Canada, Inc., a £45.0 million sublimit for borrowings by Acushnet Europe Limited and an alternative currency sublimit of $200.0 million for borrowings in Canadian dollars, euros, pounds sterling, Japanese yen and other currencies agreed to by the lenders and the Administrative Agent. The Second Amended Credit Facility matures on August 2, 2027. Borrowings under the Second Amended Credit Facility on August 2, 2022, were used to, among other things, prepay in full the outstanding term loans under the First Amended Credit Facility and refinance outstanding revolving borrowings under the First Amended Credit Facility.
Acushnet Company has the right under the Second Amended Credit Facility to request term loans and/or increases in the revolving commitments in an aggregate principal amount not to exceed (i) the greater of $325.0 million and 100% of the last four quarters' EBITDA plus (ii) an unlimited amount, so long as the Net Average Secured Leverage Ratio (as defined in the Second Amended Credit Agreement) does not exceed 2.50:1.00 on a pro forma basis. The lenders under the Second Amended Credit Facility will not be under any obligation to provide any such term loans or increases to the revolving commitments, and the incurrence of any term loans or increases to the revolving credit commitments is subject to customary conditions precedent.
Borrowings under the Second Amended Credit Facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, (i) for loans denominated in U.S. dollars, either (A) a base rate, which is the greatest of (1) the prime rate last published in the Wall Street Journal, (2) the greater of the federal funds effective rate as determined by the Federal Reserve Bank of New York and the overnight bank funding rate as determined by the Federal Reserve Bank of New York, in either case, plus 0.50% and (3) the one-month Term SOFR Rate, plus 0.10% per annum, plus 1.00%, or (B) the greater of the Term SOFR Rate for the applicable interest period, plus 0.10% per annum, and zero; (ii) for loans denominated in Sterling, the greater of an Adjusted Daily Simple RFR determined based on SONIA and zero; (iii) for loans denominated in Euros, the greater of an Adjusted EURIBOR Rate for the applicable interest period and zero; (iv) for loans denominated in Canadian Dollars, the greater of an Adjusted Canadian Dollar Offered Rate for the applicable interest period and zero; and (v) for loans denominated in Japanese Yen, the greater of an Adjusted TIBOR Rate for the applicable interest period and zero, in the case of sub-clauses (i) through (v) above, plus an applicable margin. Under the Second Amended Credit Agreement, the applicable margin is 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Term SOFR borrowings, Adjusted Daily Simple RFR borrowings, Adjusted EURIBOR Rate borrowings, Adjusted Canadian Dollar Offered Rate borrowings and Adjusted TIBOR Rate borrowings, in each case, depending on the Net Average Total Leverage Ratio (as defined in the Second Amended Credit Agreement). In addition, the Second Amended Credit Facility requires a commitment fee rate payable in respect of unused portions of the revolving credit facility of 0.125% to 0.275% per annum, depending on the Net Average Total Leverage Ratio.
The First Amended Credit Agreement and the Second Amended Credit Agreement each contain customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The Second Amendment increased the quarterly-tested maximum Net Average Total Leverage Ratio covenant to 3.75:1.00, which is subject to increase to 4.25:1.00 for the four fiscal quarters immediately following certain acquisitions. Each also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2022, the Company was in compliance with all covenants under the First Amended Credit Agreement.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were $16.9 million and $0.1 million in outstanding borrowings under the Company's local credit facilities as of June 30, 2022 and December 31, 2021, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.32% and 2.57% as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the Company had available borrowings remaining under these local credit facilities of $33.7 million.
Letters of Credit
As of June 30, 2022 and December 31, 2021, there were outstanding letters of credit related to agreements, including the Company's First Amended Credit Facility, totaling $11.6 million and $17.3 million, respectively, of which $9.0 million and $14.3 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $56.7 million as of June 30, 2022.

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of June 30, 2022 and December 31, 2021 was $214.3 million and $228.8 million, respectively.
The Company also enters into foreign exchange forward contracts, which either do not qualify as hedging instruments or have not been designated as such, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expense. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of June 30, 2022 and December 31, 2021.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of June 30, 2022 and December 31, 2021, there were no interest rate swap contracts outstanding.

Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		June 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2022	2021
Prepaid and other assets	Foreign exchange forward	$13,077	$6,320
Other assets	Foreign exchange forward	3,992	1,491
Accrued expenses and other liabilities	Foreign exchange forward	1,212	488
The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Type of hedge
Foreign exchange forward	$8,973	$676	$12,049	$5,052
Interest rate swap	—	1	—	(8)
Total	$8,973	$677	$12,049	$5,044
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $11.4 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.
The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Location of gain (loss) in statements of operations
Foreign exchange forward:
Cost of goods sold	$1,586	$(1,910)	$2,941	$(1,514)
Selling, general and administrative (1)	2,283	(7)	2,958	633
Total	$3,869	$(1,917)	$5,899	$(881)

Interest Rate Swap:
Interest expense, net	$—	$(610)	$—	$(1,569)
Total	$—	$(610)	$—	$(1,569)
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 were as follows:

	Fair Value Measurements as of
	June 30, 2022 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$4,319	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	13,077	—	Prepaid and other assets
Deferred compensation program assets	633	—	—	Other assets
Foreign exchange derivative instruments	—	3,992	—	Other assets
Total assets	$4,952	$17,069	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,212	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	633	—	—	Other noncurrent liabilities
Total liabilities	$633	$1,212	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows:

	Fair Value Measurements as of
	December 31, 2021 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,364	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	6,320	—	Prepaid and other assets
Deferred compensation program assets	842	—	—	Other assets
Foreign exchange derivative instruments	—	1,491	—	Other assets
Total assets	$6,206	$7,811	$—
Liabilities
Foreign exchange derivative instruments	$—	$488	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	842	—	—	Other noncurrent liabilities
Total liabilities	$842	$488	$—
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
(in thousands)	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$1,992	$1,992	$121	$173
Interest cost	2,217	2,194	92	76
Expected return on plan assets	(1,891)	(2,399)	—	—
Settlement expense	—	118	—	—
Amortization of net loss (gain)	1,042	695	(79)	(95)
Amortization of prior service cost (credit)	68	70	(34)	(34)
Net periodic benefit cost	$3,428	$2,670	$100	$120
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$3,999	$4,127	$281	$335
Interest cost	4,451	4,145	176	151
Expected return on plan assets	(3,762)	(4,946)	—	—
Settlement expense	—	1,537	—	—
Amortization of net loss (gain)	1,977	2,116	(231)	(160)
Amortization of prior service cost (credit)	137	141	(68)	(68)
Net periodic benefit cost	$6,802	$7,120	$158	$258
The non-service cost components of net periodic benefit cost are included in other expense, net in the unaudited condensed consolidated statements of operations.

9. Income Taxes
Income tax expense decreased $8.5 million to $16.1 million for the three months ended June 30, 2022 compared to $24.6 million for the three months ended June 30, 2021. The Company’s effective tax rate ("ETR") was 19.1% for the three months ended June 30, 2022 compared to 22.9% for the three months ended June 30, 2021. Income tax expense decreased $15.4 million to $37.0 million for the six months ended June 30, 2022 compared to $52.4 million for the six months ended June 30, 2021. The Company’s ETR was 19.8% for the six months ended June 30, 2022 compared to 23.7% for the six months ended June 30, 2021.
The ETR for the three and six months ended June 30, 2022 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income and the Company's geographic mix of income. The ETR for the three and six months ended June 30, 2021 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income and the Company's geographic mix of income, partially offset by the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2022:
Second Quarter	$0.180	$13,400
First Quarter	0.180	13,473
Total dividends declared in 2022	$0.360	$26,873

2021:
Fourth Quarter	$0.165	$12,619
Third Quarter	0.165	12,692
Second Quarter	0.165	12,768
First Quarter	0.165	12,767
Total dividends declared in 2021	$0.660	$50,846
During the third quarter of 2022, the Company's Board of Directors declared a dividend of $0.180 per share of common stock to shareholders of record as of September 2, 2022 and payable on September 16, 2022.
Share Repurchase Program
On April 28, 2022, the Company's Board of Directors authorized the Company to repurchase up to an additional $150.0 million of its issued and outstanding common stock, bringing the total authorization up to $350.0 million as of June 30, 2022.
Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement.
On May 10, 2019, in connection with this share repurchase program, the Company entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $24.9 million, at the same weighted average per share price (the "2019 Agreement"). As the Company repurchased a cumulative total of $24.9 million of common stock through open market purchases, the determination date, as defined in the 2019 Agreement, was automatically triggered on March 18, 2021. As a result, on April 2, 2021, the Company repurchased 355,341 shares of common stock for an aggregate of $11.1 million from Magnus, in satisfaction of its obligations under the 2019 Agreement.
On November 8, 2021, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $37.5 million, at the same weighted average per share price (the "2021 Agreement"). In relation to the 2021 Agreement, the Company recorded a share repurchase liability of $29.2 million for 537,839 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2021. Between January 1, 2022 and January 14, 2022, the Company repurchased an additional 161,980 shares of its common stock on the open market for an aggregate of $8.3 million, bringing the cumulative total open market purchases to $37.5 million. As a result, on January 24, 2022, the Company repurchased 699,819 shares of common stock for an aggregate of $37.5 million from Magnus, in satisfaction of its obligations under the 2021 Agreement.
On June 16, 2022, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2022 through January 13, 2023, up to an aggregate of $75.0 million, at the same weighted average per share price (the "2022 Agreement").

The Company's share repurchase activity for the periods presented was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Shares repurchased in the open market:
Shares repurchased	950,225	88,500	1,414,205	144,656
Average price	$41.11	$49.51	$42.90	$46.73
Aggregate value	$39,068	$4,383	$60,675	$6,760
Shares repurchased from Magnus:
Shares repurchased	—	355,341	699,819	355,341
Average price (1)	$—	$31.31	$53.59	$31.31
Aggregate value	$—	$11,125	$37,501	$11,125
Total shares repurchased:
Shares repurchased	950,225	443,841	2,114,024	499,997
Average price	$41.11	$34.94	$46.44	$35.77
Aggregate value	$39,068	$15,508	$98,176	$17,885
___________________________________
(1)    In accordance with the share repurchase agreement, shares purchased from Magnus are accrued for at the same weighted average price as those purchased on the open market, as if the purchase from Magnus had occurred on the same day. As such, the average price of Magnus repurchases during the current period will differ from open market purchases due to the settlement of the previously recorded share repurchase liability, as well as, open market purchases made after the completion of the Magnus Share repurchase agreement.
As of June 30, 2022, the Company had $150.0 million remaining under the current share repurchase authorization, including $75.0 million related to the 2022 Agreement. On July 26, 2022, the Board of Directors authorized the Company to repurchase up to an additional $100.0 million of its issued and outstanding common stock, bringing the total authorization up to $450.0 million since the share repurchase program was established in 2019. This program will remain in effect until completed or until terminated by the Board of Directors.

11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of June 30, 2022, the only awards granted under the 2015 Plan were RSUs and PSUs.
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

A summary of the Company’s RSUs and PSUs as of June 30, 2022 and changes during the six months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2021	691,373	$33.66	367,067	$32.84
Granted	368,521	43.88	167,611	43.96
Vested (1)	(89,323)	35.11	—	—
Forfeited	(5,617)	31.26	—	—
Outstanding as of June 30, 2022	964,954	$37.44	534,678	$36.32

_______________________________________________________________________________
(1) Includes 62,307 shares of common stock related to RSUs that were not delivered as of June 30, 2022.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Six months ended		Six months ended
	June 30, 2022		June 30, 2021
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	492,580	188,527	278,607	—
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(159,851)	(87,215)	(89,938)	—
Net shares of common stock issued	332,729	101,312	188,669	—

Cumulative undelivered shares of common stock	436,000	191,242	405,334	—
Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
RSUs	$4,182	$3,951	$6,952	$6,310
PSUs	2,623	4,159	5,042	7,169
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $22.6 million and $15.7 million, respectively, as of June 30, 2022 and are expected to be recognized over the related weighted average period of 1.6 years and 1.9 years, respectively.
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold	$342	$259	$642	$252
Selling, general and administrative	6,215	7,527	10,913	12,908
Research and development	412	491	767	650
Total compensation expense before income tax	6,969	8,277	12,322	13,810
Income tax benefit	1,349	1,845	2,525	3,112
Total compensation expense, net of income tax	$5,620	$6,432	$9,797	$10,698

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign		Accumulated
	Foreign	Exchange	Pension and	Other
	Currency	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2021	$(66,915)	$5,167	$(37,834)	$(99,582)
Other comprehensive (loss) income before reclassifications	(32,065)	12,049	1,721	(18,295)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(2,941)	1,815	(1,126)
Tax expense	—	(2,878)	(819)	(3,697)
Balance as of June 30, 2022	$(98,980)	$11,397	$(35,117)	$(122,700)
13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021

Net income attributable to Acushnet Holdings Corp.	$66,454	$81,085	$147,499	$166,043

Weighted average number of common shares:
Basic	72,904,858	74,661,356	73,207,303	74,719,450
RSUs	293,081	539,550	309,316	508,337
PSUs	193,941	—	139,005	—
Diluted	73,391,880	75,200,906	73,655,624	75,227,787

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.91	$1.09	$2.01	$2.22
Diluted	$0.91	$1.08	$2.00	$2.21
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three and six months ended June 30, 2022 and 2021 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During 2022, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three and six months ended June 30, 2022.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
RSUs	311,530	—	188,968	145,742

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
Results shown for the three and six months ended June 30, 2022 and 2021 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Net sales
Titleist golf balls	$201,293	$202,265	$365,131	$375,902
Titleist golf clubs	164,188	152,821	325,003	308,648
Titleist golf gear	69,133	64,975	113,279	118,095
FootJoy golf wear	177,886	164,636	375,439	324,070
Other	46,099	40,153	85,834	79,020
Total net sales	$658,599	$624,850	$1,264,686	$1,205,735

Segment operating income
Titleist golf balls	$29,266	$40,494	$62,639	$74,811
Titleist golf clubs	29,059	29,379	61,287	71,178
Titleist golf gear	11,652	12,399	13,846	22,127
FootJoy golf wear	12,022	21,011	43,337	49,128
Other	10,167	6,548	17,594	13,019
Total segment operating income	92,166	109,831	198,703	230,263
Reconciling items:
Interest expense, net	(2,091)	(1,848)	(3,368)	(5,464)
Non-service cost component of net periodic benefit cost	(1,415)	(625)	(2,680)	(2,916)
Other	(4,351)	(265)	(5,580)	(329)
Total income before income tax	$84,309	$107,093	$187,075	$221,554
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
United States	$351,422	$315,323	$646,548	$623,959
EMEA (1)	91,869	97,374	204,226	177,949
Japan	38,395	45,588	84,190	101,965
Korea	98,453	96,954	184,170	176,051
Rest of world	78,460	69,611	145,552	125,811
Total net sales	$658,599	$624,850	$1,264,686	$1,205,735
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
The Company's purchase obligations as of June 30, 2022 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2022	2023	2024	2025	2026	Thereafter
Purchase obligations (1)	$260,983	$34,210	$12,545	$7,522	$2,449	$34,284
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included on the unaudited condensed consolidated balance sheet as of June 30, 2022.
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
Our financial results and operations continue to be impacted by the macroeconomic environment, including the ongoing COVID-19 pandemic. Global supply chain issues and the impact of inflation have resulted in constrained raw material, component and sourced product availability and increased raw material and other input costs, including higher freight expense. These increased costs negatively impacted cost of sales for the three and six months ended June 30, 2022, resulting in a lower gross margin as compared to the three and six months ended June 30, 2021. Inflation, particularly in the form of higher raw material costs combined with higher shipping costs, is expected to remain an issue for the remainder of 2022.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net sales	$658,599	$624,850	$1,264,686	$1,205,735
Cost of goods sold	314,993	290,424	604,081	560,570
Gross profit	343,606	334,426	660,605	645,165
Operating expenses:
Selling, general and administrative	239,167	210,255	434,858	386,624
Research and development	13,938	13,021	27,914	25,350
Intangible amortization	1,954	1,970	3,917	3,942
Income from operations	88,547	109,180	193,916	229,249
Interest expense, net	2,091	1,848	3,368	5,464
Other expense, net	2,147	239	3,473	2,231
Income before income taxes	84,309	107,093	187,075	221,554
Income tax expense	16,070	24,573	36,989	52,407
Net income	68,239	82,520	150,086	169,147
Less: Net income attributable to noncontrolling interests	(1,785)	(1,435)	(2,587)	(3,104)
Net income attributable to Acushnet Holdings Corp.	$66,454	$81,085	$147,499	$166,043
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$66,454	$81,085	$147,499	$166,043
Interest expense, net	2,091	1,848	3,368	5,464
Income tax expense	16,070	24,573	36,989	52,407
Depreciation and amortization	10,298	10,275	20,665	20,638
Share-based compensation	6,969	8,277	12,322	13,810
Other extraordinary, unusual or non-recurring items, net	2,790	271	3,025	1,582
Net income attributable to noncontrolling interests	1,785	1,435	2,587	3,104
Adjusted EBITDA	$106,457	$127,764	$226,455	$263,048
Adjusted EBITDA margin	16.2%	20.4%	17.9%	21.8%

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
Titleist golf balls	$201.3	$202.3	$(1.0)	(0.5)%	$6.6	3.3%
Titleist golf clubs	164.2	152.8	11.4	7.5%	18.9	12.4%
Titleist golf gear	69.1	65.0	4.1	6.3%	8.0	12.3%
FootJoy golf wear	177.9	164.6	13.3	8.1%	22.5	13.7%

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
United States	$351.4	$315.3	$36.1	11.4%	$36.1	11.4%
EMEA (1)	91.9	97.4	(5.5)	(5.6)%	5.1	5.2%
Japan	38.4	45.6	(7.2)	(15.8)%	(0.7)	(1.5)%
Korea	98.5	97.0	1.5	1.5%	13.3	13.7%
Rest of world	78.4	69.6	8.8	12.6%	12.2	17.5%
Total net sales	$658.6	$624.9	$33.7	5.4%	$66.0	10.6%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2022	2021	$ change	% change
Titleist golf balls	$29.3	$40.5	$(11.2)	(27.7)%
Titleist golf clubs	29.1	29.4	(0.3)	(1.0)%
Titleist golf gear	11.7	12.4	(0.7)	(5.6)%
FootJoy golf wear	12.0	21.0	(9.0)	(42.9)%
Net Sales
For the three months ended June 30, 2022, net sales increased 5.4%, or 10.6% on a constant currency basis, as compared to the three months ended June 30, 2021. The increase was driven by growth across all reportable segments primarily as a result of higher sales volumes and higher average selling prices.
Net sales in the United States were higher across all reportable segments primarily driven by an increase of $14.0 million in Titleist golf clubs and $13.3 million in FootJoy golf wear. The increase in Titleist golf clubs was primarily driven by higher sales volumes of our newly introduced SM9 wedges, T Series irons and Phantom X putters, partially offset by lower sales volumes of drivers, fairways and hybrids. The increase in FootJoy golf wear was primarily due to higher average selling prices and sales volumes in footwear.

Net sales in regions outside the United States decreased 0.8% or increased 9.7% on a constant currency basis. In Korea, the increase was primarily due to increases in FootJoy golf wear, Titleist golf gear and Titleist golf clubs. In EMEA and Rest of World, net sales increased across all reportable segments. In Japan, net sales increased in all reportable segments except Titleist golf clubs.

Gross Profit
Gross profit increased $9.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Gross margin decreased to 52.2% for the three months ended June 30, 2022 compared to 53.5% for the three months ended June 30, 2021. The increase in gross profit primarily resulted from an increase of $5.8 million in Titleist golf clubs primarily due to higher sales volumes, an increase of $3.5 million in FootJoy golf wear due to higher sales volumes and average selling prices in footwear and an increase of $2.1 million in Titleist golf gear due to higher sales volumes and average selling prices. These increases were partially offset by a decrease of $6.4 million in Titleist golf balls due to higher manufacturing costs and increased inbound freight costs across all reportable segments.
The decrease in gross margin was primarily due to higher inbound freight costs across all reportable segments, as well as higher manufacturing costs in Titleist golf balls.
Selling, General and Administrative Expenses
SG&A expenses increased $28.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was comprised of an increase of $15.1 million in selling expense as a result of higher sales volumes and higher third party distribution expenses in FootJoy golf wear and Titleist golf gear, an increase of $7.9 million in administrative expense primarily due to higher consulting expenses driven by information technology-related project spending and employee-related costs and an increase of $3.0 million in advertising and promotional expenses.
Other Expense, net
Other expense, net increased $1.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and was primarily due to changes in the fair value of the assets of the Rabbi trust.
Income Tax Expense
Income tax expense decreased $8.5 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Our effective tax rate ("ETR") was 19.1% for the three months ended June 30, 2022 compared to 22.9% for the three months ended June 30, 2021. The change in the ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment decreased 0.5%, or increased 3.3% on a constant currency basis, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase on a constant currency basis reflects improvement of certain raw material availability.
Operating income in our Titleist golf balls segment decreased $11.2 million, or 27.7% compared to the prior year period. The decrease in operating income resulted from lower gross profit and higher operating expenses. Gross profit decreased $6.4 million primarily as a result of higher manufacturing costs. Operating expenses increased primarily as a result of increases of $2.0 million and $1.7 million in administrative and selling expenses, respectively.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 7.5%, or 12.4% on a constant currency basis, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was largely due to higher sales volumes of our newly introduced T-Series irons launched in the fourth quarter of 2021, SM9 wedges launched in the first quarter of 2022 and Phantom X putters launched in the second quarter of 2022. This increase was partially offset by lower sales volumes of drivers, fairways and hybrids which were all in their second model year and were also impacted by component shortages and delays.
Operating income in our Titleist golf clubs segment decreased $0.3 million, or 1.0% compared to the prior year period. The decrease in operating income resulted from higher operating expenses, partially offset by higher gross profit. Gross profit increased $5.8 million primarily driven by higher sales volumes, partially offset by increased inbound freight costs. Higher operating expenses were primarily a result of increases of $3.1 million and $2.6 million in administrative and selling expenses, respectively.

Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 6.3%, or 12.3% on a constant currency basis, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was largely due to higher sales volumes and higher average selling prices. Sales volumes were higher across all product categories except golf bags, which were impacted by supply chain and fulfillment constraints.
Operating income in our Titleist golf gear segment decreased $0.7 million, or 5.6% compared to the prior year period. The decrease in operating income resulted from higher operating expenses, partially offset by higher gross profit. Gross profit increased $2.1 million primarily driven by higher sales volumes and higher average selling prices, partially offset by increased inbound freight costs. Operating expenses increased primarily as a result of an increase of $1.9 million in selling expense primarily due to higher third party distribution expenses.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased 8.1%, or 13.7% on a constant currency basis, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was due to higher net sales across all product categories, primarily in footwear due to higher sales volumes and average selling prices.
Operating income in our FootJoy golf wear segment decreased $9.0 million, or 42.9% compared to the prior year period. The decrease in operating income resulted from higher operating expenses, partially offset by higher gross profit. Gross profit increased $3.5 million primarily driven by higher sales volumes, partially offset by increased inbound freight costs. Higher operating expenses were primarily as a result of increases of $8.5 million in selling expense primarily due to higher third party distribution expenses and $2.1 million and $2.0 million in advertising and promotion and administrative expenses, respectively.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Net sales by reportable segment is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
Titleist golf balls	$365.1	$375.9	$(10.8)	(2.9)%	$0.5	0.1%
Titleist golf clubs	325.0	308.6	16.4	5.3%	28.4	9.2%
Titleist golf gear	113.3	118.1	(4.8)	(4.1)%	0.5	0.4%
FootJoy golf wear	375.4	324.1	51.3	15.8%	67.5	20.8%
Net sales information by region is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
United States	$646.5	$624.0	$22.5	3.6%	$22.5	3.6%
EMEA	204.2	177.9	26.3	14.8%	43.4	24.4%
Japan	84.2	102.0	(17.8)	(17.5)%	(7.1)	(7.0)%
Korea	184.2	176.1	8.1	4.6%	26.9	15.3%
Rest of world	145.6	125.7	19.9	15.8%	24.6	19.6%
Total net sales	$1,264.7	$1,205.7	$59.0	4.9%	$110.3	9.1%
Segment operating income by reportable segment is summarized as follows:

	Six months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2022	2021	$ change	% change
Titleist golf balls	$62.6	$74.8	$(12.2)	(16.3)%
Titleist golf clubs	61.3	71.2	(9.9)	(13.9)%
Titleist golf gear	13.8	22.1	(8.3)	(37.6)%
FootJoy golf wear	43.3	49.1	(5.8)	(11.8)%
Net Sales
For the six months ended June 30, 2022, net sales increased 4.9%, or 9.1% on a constant currency basis, compared to the six months ended June 30, 2021. The increase was primarily related to an increase in FootJoy golf wear driven by higher sales volumes across all product categories and an increase in Titleist golf clubs primarily driven by higher sales volumes of our newly introduced SM9 wedges, T-Series irons and Phantom X putters.
The increase in net sales in the United States was primarily as a result of an increase of $15.6 million in FootJoy golf wear and an increase of $13.2 million in Titleist golf clubs. The increase in FootJoy golf wear was primarily due to higher average selling prices and sales volumes in footwear. The increase in Titleist golf clubs was primarily driven by higher sales volumes of our newly introduced SM9 wedges, T-Series irons and Phantom X putters. These increases were partially offset by a decrease of $8.0 million in Titleist golf balls, primarily as a result of limited availability of certain raw materials.
Net sales in regions outside the United States increased 6.3%, or 15.1% on a constant currency basis. In EMEA, net sales increased across all reportable segments, primarily due to the adverse impact of government-ordered shutdowns in this region in the first quarter of 2021. In Korea, net sales increased in all reportable segments, except Titleist golf gear, which was impacted by supply chain constraints. In Japan, net sales decreased primarily due to supply chain and fulfillment constraints. In Rest of world, net sales increased across all reportable segments.

Gross Profit
Gross profit increased $15.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Gross margin decreased to 52.2% for the six months ended June 30, 2022 compared to 53.5% for the six months ended June 30, 2021. The increase in gross profit primarily resulted from an increase of $15.2 million in FootJoy golf wear and an increase of $2.6 million in Titleist golf clubs, both primarily due to sales volume increases. These increases were partially offset by a decrease of $4.8 million and $4.2 million in Titleist golf balls and Titleist golf gear, respectively, and increased inbound freight costs across all reportable segments.
The decrease in gross margin was primarily due to increased inbound freight costs across all reportable segments, higher manufacturing costs in Titleist golf balls, as well as higher component costs in Titleist golf clubs.
Selling, General and Administrative Expenses
SG&A expenses increased $48.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to an increase of $26.0 million in selling expense due to higher sales volumes, higher distribution expenses and higher employee related costs, an increase of $13.3 million in administrative expense primarily due to higher consulting expenses driven by information technology-related project spending and an increase of $5.1 million in advertising and promotional expenses across all reportable segments.
Research and Development
R&D expenses increased $2.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and was primarily related to an increase in employee-related costs.
Interest Expense, net
Interest expense, net decreased $2.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This decrease was primarily due to a decrease in losses from interest rate swaps and a decrease in the amortization of debt issuance costs.
Other Expense, net
Other expense, net increased $1.3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and was primarily due to changes in the fair value of the assets of the Rabbi trust.
Income Tax Expense
Income tax expense decreased $15.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Our ETR was 19.8% for the six months ended June 30, 2022 compared to 23.7% for the six months ended June 30, 2021. The decrease in the ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment decreased 2.9%, or increased 0.1% on a constant currency basis, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase on a constant currency basis reflects improvement of certain raw material availability.
Operating income in our Titleist golf balls segment decreased $12.2 million, or 16.3% compared to the prior year period. The decrease in operating income resulted from higher operating expenses and lower gross profit. The lower gross profit was driven by higher manufacturing costs and by higher inbound freight costs. Operating expenses increased primarily as a result of increases of $3.7 million and $1.9 million in administrative and selling expenses, respectively.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 5.3%, or 9.2% on a constant currency basis, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was largely due to higher sales volumes of our newly introduced SM9 wedges launched in the first quarter of 2022, T-Series irons launched in the fourth quarter of 2021 and Phantom X putters launched in the second quarter of 2022. This increase was partially offset by lower sales volumes of drivers, hybrids and fairways which were all in their second model year and were also impacted by component shortages and delays.
Operating income in our Titleist golf clubs segment decreased $9.9 million, or 13.9% compared to the prior year period. The decrease in operating income resulted from higher operating expenses, partially offset by higher gross profit of $2.6 million. The increase in gross profit was primarily due to higher sales volumes, partially offset by increased inbound freight and component costs. Higher operating expenses were primarily as a result of an increase of $5.0 million in selling expense primarily due to higher distribution expenses and an increase of $4.4 million in administrative expenses.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment decreased 4.1%, or increased 0.4% on a constant currency basis, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase on a constant currency basis was primarily due to higher average selling prices across all product categories, partially offset by sales volume decreases in golf bags and headwear product categories due to supply chain and fulfillment constraints.
Operating income in our Titleist golf gear segment decreased $8.3 million, or 37.6% compared to the prior year period. The decrease in operating income resulted from lower gross profit of $4.2 million and higher operating expenses. Gross profit decreased due to the sales volume decrease and increased inbound freight costs. Operating expenses increased primarily as a result of an increase of $2.6 million in selling expense due to higher third party distribution expenses.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased 15.8%, or 20.8% on a constant currency basis, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to increased sales volumes and higher average selling prices across all product categories.
Operating income in our FootJoy golf wear segment decreased $5.8 million, or 11.8% compared to the prior year period. The decrease in operating income resulted from higher operating expenses partially offset by higher gross profit of $15.2 million. Gross profit increased primarily as a result of the sales volume increase and higher average selling prices, partially offset by increased inbound freight costs. Operating expenses increased primarily as a result of an increase of $15.0 million in selling expense due to higher sales volumes, higher third party distribution expenses and higher retail commission expense in Korea, as well as an increase of $3.5 million in administrative expense.

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
As of June 30, 2022, we had $107.4 million of unrestricted cash and cash equivalents (including $14.4 million attributable to our FootJoy golf shoe variable interest entity). As of June 30, 2022, 86.1% of our total unrestricted cash and cash equivalents was held at our non-U.S. subsidiaries, including our FootJoy golf shoe variable interest entity. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
As noted previously, the macroeconomic environment, including the ongoing COVID-19 pandemic, could impact our results of operations in ways we cannot currently predict. Nonetheless, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including current and future economic trends and conditions, demand for our products, availability and cost of our raw materials and components, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Debt and Financing Arrangements
As of June 30, 2022, we had $319.2 million of availability under our revolving credit facility after giving effect to $8.6 million of outstanding letters of credit. Additionally, we had $33.7 million available under our local credit facilities.
Subsequent to the end of the quarter, on August 2, 2022, we amended our current credit facility to, among other things, provide a $950.0 million multi-currency revolving credit facility and amend rates per annum at which borrowings in different denominations bear interest.On August 2, 2022, proceeds from borrowings under the multi-currency revolving credit facility were used to, among other things, prepay in full our outstanding term loans and refinance our outstanding borrowings under the revolving credit facility. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 – Debt and Financing Arrangements,” Item 1 of Part I included elsewhere in this report for a description of our amended credit agreement.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2022, we were in compliance with all covenants under the credit agreement.
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
Dividends and Share Repurchase Program
As of June 30, 2022, our Board of Directors had authorized us to repurchase up to an aggregate of $350.0 million of our issued and outstanding common stock. During the six months ended June 30, 2022, we repurchased 2,114,024 shares of common stock at an average price of $46.44 for an aggregate of $98.2 million. Included in this amount were 699,819 shares of common stock repurchased from Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., for an aggregate of $37.5 million on January 24, 2022, in satisfaction of our obligations pursuant to our previously disclosed Magnus share repurchase agreement.
On June 16, 2022, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $75.0 million at the same weighted average per share price (the "2022 Agreement").
As of June 30, 2022, we had $150.0 million remaining under the current share repurchase authorization, including $75.0 million related to the 2022 Agreement. On July 26, 2022, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our issued and outstanding common stock, bringing the total authorization up to $450.0 million since the share repurchase program was established in 2019. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.
During the six months ended June 30, 2022, we paid dividends on our common stock of $26.9 million to our shareholders. During the third quarter of 2022, our Board of Directors declared a dividend of $0.18 per share of common stock to shareholders of record as of September 2, 2022 and payable on September 16, 2022.
Capital Expenditures
We made $20.5 million of capital expenditures during the six months ended June 30, 2022. Capital expenditures for the full year are expected to be approximately $60 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology to support our global strategic initiatives.

Cash Flows
The following table presents the major components of net cash flows (used in) provided by operating, investing and financing activities for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2022	2021
Cash flows (used in) provided by:
Operating activities	$(90,645)	$152,411
Investing activities	(20,457)	(12,401)
Financing activities	(56,825)	(37,021)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(4,658)	(1,190)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(172,585)	$101,799
Cash Flows from Operating Activities
The increase in cash used in operating activities was primarily driven by changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The increase in cash used in investing activities was driven by changes in capital expenditures.
Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily due to an increase in purchases of common stock, as well as an increase in payment of employee restricted stock tax withholdings, offset in part by an increase in proceeds from borrowings.
Off-Balance Sheet Arrangements
As of June 30, 2022, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Issued Accounting Standards
We have reviewed all recently issued accounting standards and have determined that, other than as disclosed in "Notes to Unaudited Condensed Consolidated Financial Statements-Note-1-Summary of Significant Accounting Policies," Item 1 of Part I included elsewhere in this report, such accounting standards will not have a significant impact on our consolidated financial statements or otherwise do not apply to our operations.
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
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of June 30, 2022, we had $394.3 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs). The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of June 30, 2022 would have resulted in an increase of $3.9 million in our annual pre-tax interest expense.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at June 30, 2022 was $214.3 million, representing a net settlement asset of $15.9 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of June 30, 2022, while not predictive in nature, indicated that the net settlement asset of $15.9 million would decrease by $13.8 million resulting in a net settlement asset of $2.1 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
The sensitivity analysis described above recalculates the fair value of the foreign exchange forward contracts outstanding by replacing the actual foreign currency exchange rates and current month forward rates with foreign currency exchange rates and forward rates that reflect a 10% weakening of the U.S. dollar against all currencies covered by our contracts. All other factors are held constant. The sensitivity analysis disregards the possibility that foreign currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.
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

Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. During the three and six months ended June 30, 2022, the impact of inflation resulted in increased raw material and other input costs as compared to the three and six months ended June 30, 2021. Should the current higher inflationary environment continue, including increased raw material and other input costs, our business, results of operations, financial position and cash flows could be materially impacted in the future.

ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended June 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the second quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2)(3) (in thousands)
April 1, 2022 - April 30, 2022	124,000	$41.25	124,000	$183,953
May 1, 2022 - May 31, 2022	382,525	40.67	382,525	168,395
June 1, 2022 - June 30, 2022	443,700	41.46	443,700	149,999
Total	950,225	$41.11	950,225	$149,999

_______________________________________________________________________________
(1)    On April 28, 2022, the Board of Directors authorized us to repurchase up to an additional $150.0 million of our issued and outstanding common stock, bringing the total authorization as of June 30, 2022 up to $350.0 million.
(2)     On June 16, 2022, in connection with our share repurchase program, we entered into a new agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market, over the period of time from July 1, 2022 through January 13, 2023, up to an aggregate of $75.0 million at the same weighted average per share price. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.
(3) On July 26, 2022, the Board of Directors authorized us to repurchase up to an additional $100.0 million of our issued and outstanding common stock, bringing the total authorization up to $450.0 million since the share repurchase program was established in 2019.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information
On August 2, 2022, the Company entered into a second amendment and agency resignation, appointment and assumption (the “Second Amendment”) to its Amended and Restated Credit Agreement, dated as of December 23, 2019 (as subsequently amended on July 3, 2020, the “First Amended Credit Agreement” and the First Amended Credit Agreement, as amended pursuant to the Second Amendment, the “Second Amended Credit Agreement”), with Acushnet Company, Acushnet Canada Inc. and Acushnet Europe Limited, as borrowers, certain subsidiaries of Acushnet Company, together with the Company, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as resigning administrative agent, and JPMorgan Chase Bank, N.A., as successor administrative agent (the “Administrative Agent”). The Second Amended Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Second Amended Credit Facility.” The First Amended Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “First Amended Credit Facility.”
The Second Amended Credit Facility provides a $950.0 million multi‑currency revolving credit facility, including a $50.0 million letter of credit sublimit, a $75.0 million swing line sublimit, a C$50.0 million sublimit for borrowings by

Acushnet Canada, Inc., a £45.0 million sublimit for borrowings by Acushnet Europe Limited and an alternative currency sublimit of $200.0 million for borrowings in Canadian dollars, euros, pounds sterling, Japanese yen and other currencies agreed to by the lenders and the Administrative Agent. The Second Amended Credit Facility matures on August 2, 2027. Borrowings under the Second Amended Credit Facility on August 2, 2022, were used to, among other things, prepay in full the outstanding term loans under the First Amended Credit Facility and refinance outstanding revolving borrowings under the First Amended Credit Facility.
Acushnet Company has the right under the Second Amended Credit Facility to request term loans and/or increases in the revolving commitments in an aggregate principal amount not to exceed (i) the greater of $325.0 million and 100% of the last four quarters’ EBITDA plus (ii) an unlimited amount, so long as the Net Average Secured Leverage Ratio (as defined in the Second Amended Credit Agreement) does not exceed 2.50:1.00 on a pro forma basis. The lenders under the Second Amended Credit Facility will not be under any obligation to provide any such term loans or increases to the revolving commitments, and the incurrence of any term loans or increases to the revolving credit commitments is subject to customary conditions precedent.
Borrowings under the Second Amended Credit Facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, (i) for loans denominated in U.S. dollars, either (A) a base rate, which is the greatest of (1) the prime rate last published in the Wall Street Journal, (2) the greater of the federal funds effective rate as determined by the Federal Reserve Bank of New York and the overnight bank funding rate as determined by the Federal Reserve Bank of New York, in either case, plus 0.50% and (3) the one-month Term SOFR Rate, plus 0.10% per annum, plus 1.00%, or (B) the greater of the Term SOFR Rate for the applicable interest period, plus 0.10% per annum, and zero; (ii) for loans denominated in Sterling, the greater of an Adjusted Daily Simple RFR determined based on SONIA and zero; (iii) for loans denominated in Euros, the greater of an Adjusted EURIBOR Rate for the applicable interest period and zero; (iv) for loans denominated in Canadian Dollars, the greater of an Adjusted Canadian Dollar Offered Rate for the applicable interest period and zero; and (v) for loans denominated in Japanese Yen, the greater of an Adjusted TIBOR Rate for the applicable interest period and zero, in the case of sub-clauses (i) through (v) above, plus an applicable margin. Under the Second Amended Credit Agreement, the applicable margin is 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Term SOFR borrowings, Adjusted Daily Simple RFR borrowings, Adjusted EURIBOR Rate borrowings, Adjusted Canadian Dollar Offered Rate borrowings and Adjusted TIBOR Rate borrowings, in each case, depending on the Net Average Total Leverage Ratio (as defined in the Second Amended Credit Agreement). In addition, the Second Amended Credit Facility requires a commitment fee rate payable in respect of unused portions of the revolving credit facility of 0.125% to 0.275% per annum, depending on the Net Average Total Leverage Ratio.
The Second Amended Credit Agreement each contain customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The Second Amendment increased the quarterly-tested maximum Net Average Total Leverage Ratio covenant to 3.75:1.00, which is subject to increase to 4.25:1.00 for the four fiscal quarters immediately following certain acquisitions. Each also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable.

ITEM 6.      Exhibits

Exhibit No.	Description
10.1
Second Amendment and Agency Resignation, Appointment and Assumption, dated as of August 2, 2022, by and among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc., Acushnet Europe Limited, certain subsidiaries of Acushnet Company, the lenders party thereto, Wells Fargo Bank, National Association, as the resigning administrative agent, and JPMorgan Chase Bank, N.A., as the successor administrative agent.

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

ACUSHNET HOLDINGS CORP.

Dated: August 4, 2022	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2022	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

