Form 10-Q
period 2022-09-30
Acushnet Holdings Corp.
filed 2022-11-03
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 70,209,026 shares of common stock outstanding as of October 28, 2022.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

4

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2022	2021
Assets
Current assets
Cash, cash equivalents and restricted cash ($20,602 and $15,612 attributable to the variable interest entity ("VIE"))	$108,457	$281,677
Accounts receivable, net	324,096	174,435
Inventories ($19,174 and $19,385 attributable to the VIE)	536,742	413,314
Prepaid and other assets	113,728	99,750
Total current assets	1,083,023	969,176
Property, plant and equipment, net ($10,167 and $10,466 attributable to the VIE)	236,240	231,761
Goodwill ($32,312 and $32,312 attributable to the VIE)	199,744	210,431
Intangible assets, net	458,824	465,341
Deferred income taxes	46,973	60,814
Other assets ($2,088 and $2,166 attributable to the VIE)	76,557	68,313
Total assets	$2,101,361	$2,005,836
Liabilities, Redeemable Noncontrolling Interest and Shareholders' Equity
Current liabilities
Short-term debt	$27,532	$116
Current portion of long-term debt	—	17,500
Accounts payable ($17,063 and $13,275 attributable to the VIE)	178,015	163,607
Accrued taxes	45,117	57,307
Accrued compensation and benefits ($1,062 and $1,511 attributable to the VIE)	84,645	113,453
Accrued expenses and other liabilities ($3,911 and $4,677 attributable to the VIE)	163,504	131,041
Total current liabilities	498,813	483,024
Long-term debt	406,728	297,354
Deferred income taxes	5,222	4,950
Accrued pension and other postretirement benefits	93,107	93,705
Other noncurrent liabilities ($2,115 and $2,218 attributable to the VIE)	46,916	43,237
Total liabilities	1,050,786	922,270
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	4,322	3,299
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 76,321,523 and 75,855,036 shares issued	76	76
Additional paid-in capital	954,926	948,423
Accumulated other comprehensive loss, net of tax	(145,079)	(99,582)
Retained earnings	483,237	324,966
Treasury stock, at cost; 6,629,483 and 3,314,562 shares (including 869,368 and 537,839 of accrued share repurchases) (Note 10)	(283,155)	(131,039)
Total equity attributable to Acushnet Holdings Corp.	1,010,005	1,042,844
Noncontrolling interests	36,248	37,423
Total shareholders' equity	1,046,253	1,080,267
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$2,101,361	$2,005,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net sales	$558,246	$521,629	$1,822,932	$1,727,364
Cost of goods sold	263,251	252,792	867,332	813,362
Gross profit	294,995	268,837	955,600	914,002
Operating expenses:
Selling, general and administrative	202,418	199,787	637,276	586,411
Research and development	14,619	14,597	42,533	39,947
Intangible amortization	1,948	1,967	5,865	5,909
Income from operations	76,010	52,486	269,926	281,735
Interest expense, net	4,534	1,147	7,902	6,611
Other expense, net	2,355	939	5,828	3,170
Income before income taxes	69,121	50,400	256,196	271,954
Income tax expense	15,797	10,475	52,786	62,882
Net income	53,324	39,925	203,410	209,072
Less: Net income attributable to noncontrolling interests	(1,487)	(661)	(4,074)	(3,765)
Net income attributable to Acushnet Holdings Corp.	$51,837	$39,264	$199,336	$205,307

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.72	$0.53	$2.74	$2.75
Diluted	0.72	0.52	2.72	2.73
Weighted average number of common shares:
Basic	71,706,824	74,533,652	72,701,647	74,656,837
Diluted	72,334,398	75,301,431	73,209,719	75,292,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$53,324	$39,925	$203,410	$209,072
Other comprehensive loss:
Foreign currency translation adjustments	(26,527)	(8,768)	(58,592)	(16,810)
Cash flow derivative instruments:
Unrealized holding gains (losses) arising during period	6,106	(144)	18,155	4,900
Reclassification adjustments included in net income	(2,535)	1,877	(5,476)	4,960
Tax expense	(1,099)	(298)	(3,977)	(2,879)
Cash flow derivative instruments, net	2,472	1,435	8,702	6,981
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	2,252	1,581	5,788	4,937
Tax expense	(576)	(368)	(1,395)	(1,291)
Pension and other postretirement benefits adjustments, net	1,676	1,213	4,393	3,646
Total other comprehensive loss	(22,379)	(6,120)	(45,497)	(6,183)
Comprehensive income	30,945	33,805	157,913	202,889
Less: Comprehensive income attributable to noncontrolling interests	(1,446)	(641)	(3,862)	(3,637)
Comprehensive income attributable to Acushnet Holdings Corp.	$29,499	$33,164	$154,051	$199,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$203,410	$209,072
Adjustments to reconcile net income to cash flows (used in) provided by operating activities
Depreciation and amortization	30,894	30,816
Unrealized foreign exchange loss (gain)	12,531	(1,721)
Amortization of debt issuance costs	1,835	1,337
Share-based compensation	18,159	20,822
(Gain) loss on disposals of property, plant and equipment	(3,257)	146
Deferred income taxes	6,928	16,633
Changes in operating assets and liabilities
Accounts receivable	(176,531)	(105,707)
Inventories	(156,065)	26,242
Accounts payable	21,437	26,627
Accrued taxes	(3,419)	24,366
Other assets and liabilities	(14,964)	31,458
Cash flows (used in) provided by operating activities	(59,042)	280,091
Cash flows from investing activities
Additions to property, plant and equipment	(33,638)	(19,210)
Other, net	4,542	—
Cash flows used in investing activities	(29,096)	(19,210)
Cash flows from financing activities
Proceeds from (repayments of) short-term borrowings, net (Note 5)	31,056	(2,177)
Proceeds from revolving credit facility	483,000	—
Repayments of revolving credit facility	(77,400)	—
Repayments of term loan facility (Note 5)	(315,000)	(13,125)
Purchases of common stock	(138,158)	(30,146)
Payment of debt issuance costs	(2,583)	—
Dividends paid on common stock	(39,672)	(37,058)
Dividends paid to noncontrolling interests	(1,601)	(1,360)
Payment of employee restricted stock tax withholdings	(10,661)	(3,946)
Other, net	(3,600)	—
Cash flows used in financing activities	(74,619)	(87,812)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(10,463)	(4,015)
Net (decrease) increase in cash, cash equivalents and restricted cash	(173,220)	169,054
Cash, cash equivalents and restricted cash, beginning of year	281,677	151,452
Cash, cash equivalents and restricted cash, end of period	$108,457	$320,506
Supplemental non-cash information
Additions to property, plant and equipment	$6,757	$3,105
Additions to right-of-use assets obtained in exchange for operating lease obligations	17,919	7,341
Additions to right-of-use assets obtained in exchange for finance lease obligations	335	150
Additions to treasury stock	1,595	—
Dividend equivalents rights ("DERs") declared not paid	1,323	1,537
Contingent consideration (Note 1)	1,400	—
Magnus share repurchase liability (Note 10)	41,577	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of June 30, 2021	75,855	$76	$934,919	$(96,245)	$338,633	$(54,213)	$1,123,170	$36,882	$1,160,052
Net income	—	—	—	—	39,264	—	39,264	832	40,096
Other comprehensive loss	—	—	—	(6,120)	—	—	(6,120)	—	(6,120)
Share-based compensation	—	—	6,852	—	—	—	6,852	—	6,852
Purchases of common stock (Note 10)	—	—	—	—	—	(12,261)	(12,261)	—	(12,261)
Dividends and dividend equivalents declared	—	—	—	—	(12,692)	—	(12,692)	—	(12,692)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,249)	(1,249)
Balances as of September 30, 2021	75,855	$76	$941,771	$(102,365)	$365,205	$(66,474)	$1,138,213	$36,465	$1,174,678

Balances as of June 30, 2022	76,289	$76	$949,206	$(122,700)	$444,592	$(200,001)	$1,071,173	$34,654	$1,105,827
Net income	—	—	—	—	51,837	—	51,837	1,594	53,431
Other comprehensive loss	—	—	—	(22,379)	—	—	(22,379)	—	(22,379)
Share-based compensation	—	—	5,673	—	—	—	5,673	—	5,673
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	33	—	47	—	—	—	47	—	47
Purchases of common stock (Note 10)	—	—	—	—	—	(41,577)	(41,577)	—	(41,577)
Share repurchase liability (Note 10)	—	—	—	—	—	(41,577)	(41,577)	—	(41,577)
Dividends and dividend equivalents declared	—	—	—	—	(13,192)	—	(13,192)	—	(13,192)
Balances as of September 30, 2022	76,322	$76	$954,926	$(145,079)	$483,237	$(283,155)	$1,010,005	$36,248	$1,046,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2020	75,666	$76	$925,385	$(96,182)	$199,776	$(45,106)	$983,949	$33,304	$1,017,253
Net income	—	—	—	—	205,307	—	205,307	4,521	209,828
Other comprehensive loss	—	—	—	(6,183)	—	—	(6,183)	—	(6,183)
Share-based compensation	—	—	20,331	—	—	—	20,331	—	20,331
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	189	—	(3,945)	—	—	—	(3,945)	—	(3,945)
Purchases of common stock (Note 10)	—	—	—	—	—	(21,368)	(21,368)	—	(21,368)
Dividends and dividend equivalents declared	—	—	—	—	(38,227)	—	(38,227)	—	(38,227)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,360)	(1,360)
Redemption value adjustment (Note 1)	—	—	—	—	(1,651)	—	(1,651)	—	(1,651)
Balances as of September 30, 2021	75,855	$76	$941,771	$(102,365)	$365,205	$(66,474)	$1,138,213	$36,465	$1,174,678

Balances as of December 31, 2021	75,855	$76	$948,423	$(99,582)	$324,966	$(131,039)	$1,042,844	$37,423	$1,080,267
Purchase of equity from noncontrolling interests (Note 1)	—	—	(838)	—	—	—	(838)	(3,905)	(4,743)
Net income	—	—	—	—	199,336	—	199,336	4,331	203,667
Other comprehensive loss	—	—	—	(45,497)	—	—	(45,497)	—	(45,497)
Share-based compensation	—	—	17,667	—	—	—	17,667	—	17,667
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	467	—	(10,326)	—	—	—	(10,326)	—	(10,326)
Purchases of common stock (Note 10)	—	—	—	—	—	(110,539)	(110,539)	—	(110,539)
Share repurchase liability (Note 10)	—	—	—	—	—	(41,577)	(41,577)	—	(41,577)
Dividends and dividend equivalents declared	—	—	—	—	(40,065)	—	(40,065)	—	(40,065)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,601)	(1,601)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of September 30, 2022	76,322	$76	$954,926	$(145,079)	$483,237	$(283,155)	$1,010,005	$36,248	$1,046,253

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the full year ending December 31, 2022, nor were those of the comparable 2021 periods representative of those actually experienced for the full year ended December 31, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2021 included in its Annual Report on Form 10-K filed with the SEC on March 1, 2022.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its unaudited condensed consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of September 30, 2022 and December 31, 2021. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

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
On April 1, 2022, the Company acquired the outstanding equity interest in PG Golf LLC for $5.0 million, including cash consideration of $3.6 million and contingent consideration of $1.4 million, which was included in other noncurrent liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2022.
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially recorded the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the nine months ended September 30, 2022 and 2021, the Company recorded a redemption value adjustment of $1.0 million and $1.7 million, respectively. The value attributable to the redeemable noncontrolling interest and the related loan to minority shareholders, which is recorded as a reduction to redeemable noncontrolling interest, is presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both September 30, 2022 and December 31, 2021.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of September 30, 2022 and December 31, 2021, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.7 million and $1.9 million, respectively.
Foreign Currency Transactions
Foreign currency transaction losses included in selling, general and administrative expenses were $6.2 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. Foreign currency transaction losses included in selling, general and administrative expenses were $15.0 million and $1.9 million for the nine months ended September 30, 2022 and 2021, respectively.
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
The activity related to the allowance for doubtful accounts was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$7,918	$7,334	$5,980	$7,698
Bad debt expense	193	626	2,648	324
Amount of receivables written off	(203)	(224)	(472)	(268)
Foreign currency translation	(227)	(74)	(475)	(92)
Balance at end of period	$7,681	$7,662	$7,681	$7,662
3. Inventories
The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Raw materials and supplies	$139,282	$105,784
Work-in-process	28,650	21,259
Finished goods	368,810	286,271
Inventories	$536,742	$413,314
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$4,077	$4,333	$4,177	$3,831
Provision	1,286	1,414	3,497	4,099
Claims paid	(1,333)	(1,406)	(3,489)	(3,553)
Foreign currency translation and other	(150)	(65)	(305)	(101)
Balance at end of period	$3,880	$4,276	$3,880	$4,276

5. Debt and Financing Arrangements
Credit Facility
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
The Second Amended Credit Facility provides a $950.0 million multi‑currency revolving credit facility, including a $50.0 million letter of credit sublimit, a $75.0 million swing line sublimit, a C$50.0 million sublimit for borrowings by Acushnet Canada, Inc., a £45.0 million sublimit for borrowings by Acushnet Europe Limited and an alternative currency sublimit of $200.0 million for borrowings in Canadian dollars, euros, pounds sterling, Japanese yen and other currencies agreed to by the lenders and the Administrative Agent. The Second Amended Credit Facility matures on August 2, 2027, and as a result, the related borrowings have been classified as long term debt.
On August 2, 2022, borrowings under the Second Amended Credit Facility, were used to prepay in full the outstanding term loans under the First Amended Credit Facility, refinance outstanding revolving credit facility borrowings under the First Amended Credit Facility and pay accrued interest and closing fees. Immediately prior to payment, the aggregate amounts outstanding related to the term loans and revolving credit facility were approximately $306.3 million and $72.6 million, respectively. In connection with amending its credit facility, the Company incurred debt issuance costs of approximately $2.6 million, which were included in other assets on the unaudited condensed consolidated balance sheet and will be amortized to interest expense, net over the term of the Second Amended Credit Facility. In addition, the prepayment of the First Amended Credit Facility resulted in additional interest expense of approximately $1.3 million for the three and nine months ended September 30, 2022.

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
The Second Amended Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The quarterly-tested maximum Net

Average Total Leverage Ratio covenant in the Second Amended Credit Agreement is 3.75:1.00, which is subject to increase to 4.25:1.00 for the four fiscal quarters immediately following certain acquisitions. The quarterly-tested Consolidated Interest Coverage Ratio covenant in the Second Amended Credit Agreement shall be less than 3.00:1.00. It also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2022, the Company was in compliance with all covenants under the Second Amended Credit Agreement.
As of September 30, 2022, there were $405.6 million in outstanding borrowings under the Company's revolving credit facility with a weighted average interest rate of 4.28%. As of September 30, 2022, the Company had available borrowings under its revolving credit facility of $537.3 million after giving effect to $7.1 million of outstanding letters of credit.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. There were $27.5 million and $0.1 million in outstanding borrowings under the Company's local credit facilities as of September 30, 2022 and December 31, 2021, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.49% and 2.57% as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the Company had available borrowings remaining under these local credit facilities of $32.1 million.
Letters of Credit
As of September 30, 2022 and December 31, 2021, there were outstanding letters of credit related to agreements, including the Company's Second Amended Credit Facility, totaling $9.9 million and $17.3 million, respectively, of which $7.5 million and $14.3 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $57.5 million as of September 30, 2022.
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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of September 30, 2022 and December 31, 2021 was $220.8 million and $228.8 million, respectively.
The Company also enters into foreign exchange forward contracts, which either do not qualify as hedging instruments or have not been designated as such, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expenses. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of September 30, 2022 and December 31, 2021. Selling, general and administrative expenses during the nine months ended September 30, 2022 included a gain of $1.2 million related to undesignated foreign exchange forward derivative instruments.
Interest Rate Derivative Instruments
The Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of September 30, 2022 and December 31, 2021, there were no interest rate swap contracts outstanding.

Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		September 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2022	2021
Prepaid and other assets	Foreign exchange forward	$15,990	$6,320
Other assets	Foreign exchange forward	4,184	1,491
Accrued expenses and other liabilities	Foreign exchange forward	2,006	488
The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Type of hedge
Foreign exchange forward	$6,106	$(144)	$18,155	$4,908
Interest rate swap	—	—	—	(8)
Total	$6,106	$(144)	$18,155	$4,900
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $14.2 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.
The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Location of gain (loss) in statements of operations
Foreign exchange forward:
Cost of goods sold	$2,535	$(1,877)	$5,476	$(3,391)
Selling, general and administrative (1)	1,779	430	4,737	1,063
Total	$4,314	$(1,447)	$10,213	$(2,328)

Interest Rate Swap:
Interest expense, net	$—	$—	$—	$(1,569)
Total	$—	$—	$—	$(1,569)
_______________________________________________________________________________
(1)    Relates to net gains on foreign exchange forward contracts derived from previously designated cash flow hedges.
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 were as follows:

	Fair Value Measurements as of
	September 30, 2022 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,769	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	15,990	—	Prepaid and other assets
Deferred compensation program assets	599	—	—	Other assets
Foreign exchange derivative instruments	—	4,184	—	Other assets
Total assets	$4,368	$20,174	$—
Liabilities
Foreign exchange derivative instruments	$—	$2,006	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	599	—	—	Other noncurrent liabilities
Total liabilities	$599	$2,006	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows:

	Fair Value Measurements as of
	December 31, 2021 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,364	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	6,320	—	Prepaid and other assets
Deferred compensation program assets	842	—	—	Other assets
Foreign exchange derivative instruments	—	1,491	—	Other assets
Total assets	$6,206	$7,811	$—
Liabilities
Foreign exchange derivative instruments	$—	$488	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	842	—	—	Other noncurrent liabilities
Total liabilities	$842	$488	$—
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
(in thousands)	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$1,954	$2,039	$141	$168
Interest cost	2,204	2,016	89	75
Expected return on plan assets	(1,882)	(2,463)	—	—
Settlement expense	685	531	—	—
Amortization of net loss (gain)	989	845	(120)	(80)
Amortization of prior service cost (credit)	66	69	(35)	(35)
Net periodic benefit cost	$4,016	$3,037	$75	$128
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Components of net periodic benefit cost
Service cost	$5,953	$6,166	$422	$503
Interest cost	6,655	6,161	265	226
Expected return on plan assets	(5,644)	(7,409)	—	—
Settlement expense	685	2,068	—	—
Amortization of net loss (gain)	2,966	2,961	(351)	(240)
Amortization of prior service cost (credit)	203	210	(103)	(103)
Net periodic benefit cost	$10,818	$10,157	$233	$386
The non-service cost components of net periodic benefit cost are included in other expense, net in the unaudited condensed consolidated statements of operations.
9. Income Taxes
Income tax expense increased $5.3 million to $15.8 million for the three months ended September 30, 2022 compared to $10.5 million for the three months ended September 30, 2021. The Company’s effective tax rate ("ETR") was 22.9% for the three months ended September 30, 2022 compared to 20.8% for the three months ended September 30, 2021. Income tax expense decreased $10.1 million to $52.8 million for the nine months ended September 30, 2022 compared to $62.9 million for the nine months ended September 30, 2021. The Company’s ETR was 20.6% for the nine months ended September 30, 2022 compared to 23.1% for the nine months ended September 30, 2021.
The ETR for the three and nine months ended September 30, 2022 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, as well as the U.S. taxation of foreign income and the Company's geographic mix of income. The ETR for the three and nine months ended September 30, 2021 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income and the Company's geographic mix of income, as well as the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2022:
Third Quarter	$0.180	$13,192
Second Quarter	0.180	13,400
First Quarter	0.180	13,473
Total dividends declared in 2022	$0.540	$40,065

2021:
Fourth Quarter	$0.165	$12,619
Third Quarter	0.165	12,692
Second Quarter	0.165	12,768
First Quarter	0.165	12,767
Total dividends declared in 2021	$0.660	$50,846
During the fourth quarter of 2022, the Company's Board of Directors declared a dividend of $0.180 per share of common stock to shareholders of record as of December 2, 2022 and payable on December 16, 2022.
Share Repurchase Program
On July 26, 2022, the Board of Directors authorized the Company to repurchase up to an additional $100.0 million of its issued and outstanding common stock, bringing the total authorization up to $450.0 million as of September 30, 2022. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement.
On May 10, 2019, in connection with this share repurchase program, the Company entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $24.9 million, at the same weighted average per share price (the "2019 Agreement"). As the Company purchased a cumulative total of $24.9 million of its common stock through open market purchases, the determination date, as defined in the 2019 Agreement, was automatically triggered on March 18, 2021. As a result, on April 2, 2021, the Company purchased 355,341 shares of its common stock for an aggregate of $11.1 million from Magnus, in satisfaction of its obligations under the 2019 Agreement.
On November 8, 2021, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $37.5 million, at the same weighted average per share price (the "2021 Agreement"). In relation to the 2021 Agreement, the Company recorded a share repurchase liability of $29.2 million for 537,839 shares of its common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2021. Between January 1, 2022 and January 14, 2022, the Company purchased an additional 161,980 shares of its common stock on the open market for an aggregate of $8.3 million, bringing the cumulative total open market purchases to $37.5 million. As a result, on January 24, 2022, the Company purchased 699,819 shares of its common stock for an aggregate of $37.5 million from Magnus, in satisfaction of its obligations under the 2021 Agreement.
On June 16, 2022, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2022 through January 13, 2023, up to an aggregate of $75.0 million, at the same weighted average per share price (the "2022 Agreement"). On August 30, 2022, the Company amended and restated the 2022 Agreement to increase the aggregate dollar amount of shares of its common stock that it will purchase from Magnus from $75.0 million to $100.0 million, (the "Amended and Restated 2022 Agreement"). In relation to this agreement, the Company recorded a share repurchase liability of $41.6 million for 869,368 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheet as of September 30, 2022.

The Company's share repurchase activity for the periods presented was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Shares repurchased in the open market:
Shares repurchased	869,368	242,420	2,283,573	387,076
Average price	$47.82	$50.58	$44.78	$49.14
Aggregate value	$41,577	$12,261	$102,252	$19,021
Shares repurchased from Magnus:
Shares repurchased	—	—	699,819	355,341
Average price (1)	$—	$—	$53.59	$31.31
Aggregate value	$—	$—	$37,501	$11,125
Total shares repurchased:
Shares repurchased	869,368	242,420	2,983,392	742,417
Average price	$47.82	$50.58	$46.84	$40.61
Aggregate value	$41,577	$12,261	$139,753	$30,146
___________________________________
(1)    In accordance with the share repurchase agreements, shares purchased from Magnus are accrued for at the same weighted average price as those purchased on the open market, as if the purchase from Magnus had occurred on the same day. As such, the average price of Magnus repurchases during the current period will differ from open market repurchases due to the settlement of the previously recorded share repurchase liability, as well as, open market purchases made after the completion of the Magnus Share repurchase agreements.
As of September 30, 2022, the Company had $208.4 million remaining under the current share repurchase authorization, including $100.0 million related to the Amended and Restated 2022 Agreement. This program will remain in effect until completed or until terminated by the Board of Directors.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of September 30, 2022, the only awards granted under the 2015 Plan were RSUs and PSUs.
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

A summary of the Company’s RSUs and PSUs as of September 30, 2022 and changes during the nine months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs	Fair Value PSUs
Outstanding as of December 31, 2021	691,373	$33.66	367,067	$32.84
Granted	371,445	43.90	167,611	43.96
Vested (1)	(91,641)	35.39	—	—
Forfeited	(21,470)	36.02	(3,518)	37.08
Outstanding as of September 30, 2022	949,707	$37.44	531,160	$36.32

_______________________________________________________________________________
(1) Includes 52,849 shares of common stock related to RSUs that were not delivered as of September 30, 2022.
Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
RSUs	$3,149	$2,843	$10,101	$9,153
PSUs	2,524	4,009	7,566	11,178
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $19.0 million and $12.9 million, respectively, as of September 30, 2022 and are expected to be recognized over the related weighted average period of 1.4 years and 1.7 years, respectively.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Nine months ended		Nine months ended
	September 30, 2022		September 30, 2021
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	525,029	188,527	278,607	—
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(159,854)	(87,215)	(89,938)	—
Net shares of common stock issued	365,175	101,312	188,669	—

Cumulative undelivered shares of common stock	407,173	191,242	405,334	—
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Cost of goods sold	$342	$315	$984	$567
Selling, general and administrative	5,085	6,299	15,998	19,207
Research and development	410	398	1,177	1,048
Total compensation expense before income tax	5,837	7,012	18,159	20,822
Income tax benefit	1,219	1,610	3,744	4,722
Total compensation expense, net of income tax	$4,618	$5,402	$14,415	$16,100

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign		Accumulated
	Foreign	Exchange	Pension and	Other
	Currency	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2021	$(66,915)	$5,167	$(37,834)	$(99,582)
Other comprehensive (loss) income before reclassifications	(58,592)	18,155	2,388	(38,049)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(5,476)	3,400	(2,076)
Tax expense	—	(3,977)	(1,395)	(5,372)
Balance as of September 30, 2022	$(125,507)	$13,869	$(33,441)	$(145,079)
13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021

Net income attributable to Acushnet Holdings Corp.	$51,837	$39,264	$199,336	$205,307

Weighted average number of common shares:
Basic	71,706,824	74,533,652	72,701,647	74,656,837
RSUs	390,826	589,891	336,486	535,521
PSUs	236,748	177,888	171,586	100,289
Diluted	72,334,398	75,301,431	73,209,719	75,292,647

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.72	$0.53	$2.74	$2.75
Diluted	$0.72	$0.52	$2.72	$2.73
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three and nine months ended September 30, 2022 and 2021 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During both 2022 and 2021, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three and nine months ended September 30, 2022 and 2021.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
RSUs	852	—	126,262	97,161

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
Results shown for the three and nine months ended September 30, 2022 and 2021 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales
Titleist golf balls	$181,243	$167,204	$546,374	$543,106
Titleist golf clubs	153,877	135,605	478,880	444,253
Titleist golf gear	59,194	46,618	172,473	164,713
FootJoy golf wear	131,694	137,908	507,133	461,978
Other	32,238	34,294	118,072	113,314
Total net sales	$558,246	$521,629	$1,822,932	$1,727,364

Segment operating income
Titleist golf balls	$38,281	$31,977	$100,920	$106,788
Titleist golf clubs	26,949	13,482	88,236	84,660
Titleist golf gear	6,430	559	20,276	22,686
FootJoy golf wear	1,919	4,446	45,256	53,574
Other	3,618	3,234	21,212	16,253
Total segment operating income	77,197	53,698	275,900	283,961
Reconciling items:
Interest expense, net	(4,534)	(1,147)	(7,902)	(6,611)
Non-service cost component of net periodic benefit cost	(1,996)	(958)	(4,676)	(3,874)
Other	(1,546)	(1,193)	(7,126)	(1,522)
Total income before income tax	$69,121	$50,400	$256,196	$271,954
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
United States	$327,639	$282,649	$974,187	$906,608
EMEA (1)	70,614	68,930	274,840	246,879
Japan	34,364	47,919	118,554	149,884
Korea	69,919	75,783	254,089	251,834
Rest of world	55,710	46,348	201,262	172,159
Total net sales	$558,246	$521,629	$1,822,932	$1,727,364
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
The Company's purchase obligations as of September 30, 2022 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2022	2023	2024	2025	2026	Thereafter
Purchase obligations (1)	$230,201	$55,502	$12,320	$6,456	$2,465	$33,818
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included on the unaudited condensed consolidated balance sheet as of September 30, 2022.
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
Our financial results and operations continue to be impacted by the macroeconomic environment, including the ongoing COVID-19 pandemic. Global supply chain issues and the impact of inflation have resulted in constrained raw material, component and sourced product availability and increased raw material and other input costs, including higher freight expense. These increased costs negatively impacted cost of sales for the nine months ended September 30, 2022, resulting in a lower gross margin as compared to the nine months ended September 30, 2021. Inflation, particularly in the form of higher raw material costs combined with higher shipping costs, is expected to remain an issue for the remainder of 2022.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net sales	$558,246	$521,629	$1,822,932	$1,727,364
Cost of goods sold	263,251	252,792	867,332	813,362
Gross profit	294,995	268,837	955,600	914,002
Operating expenses:
Selling, general and administrative	202,418	199,787	637,276	586,411
Research and development	14,619	14,597	42,533	39,947
Intangible amortization	1,948	1,967	5,865	5,909
Income from operations	76,010	52,486	269,926	281,735
Interest expense, net	4,534	1,147	7,902	6,611
Other expense, net	2,355	939	5,828	3,170
Income before income taxes	69,121	50,400	256,196	271,954
Income tax expense	15,797	10,475	52,786	62,882
Net income	53,324	39,925	203,410	209,072
Less: Net income attributable to noncontrolling interests	(1,487)	(661)	(4,074)	(3,765)
Net income attributable to Acushnet Holdings Corp.	$51,837	$39,264	$199,336	$205,307
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$51,837	$39,264	$199,336	$205,307
Interest expense, net	4,534	1,147	7,902	6,611
Income tax expense	15,797	10,475	52,786	62,882
Depreciation and amortization	10,229	10,178	30,894	30,816
Share-based compensation	5,837	7,012	18,159	20,822
Other extraordinary, unusual or non-recurring items, net	(3,180)	1,517	(155)	3,099
Net income attributable to noncontrolling interests	1,487	661	4,074	3,765
Adjusted EBITDA	$86,541	$70,254	$312,996	$333,302
Adjusted EBITDA margin	15.5%	13.5%	17.2%	19.3%

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
Titleist golf balls	$181.2	$167.2	$14.0	8.4%	$22.3	13.3%
Titleist golf clubs	153.9	135.6	18.3	13.5%	26.9	19.8%
Titleist golf gear	59.2	46.6	12.6	27.0%	16.3	35.0%
FootJoy golf wear	131.7	137.9	(6.2)	(4.5)%	3.4	2.5%

Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
United States	$327.6	$282.6	$45.0	15.9%	$45.0	15.9%
EMEA (1)	70.6	68.9	1.7	2.5%	12.8	18.6%
Japan	34.4	47.9	(13.5)	(28.2)%	(4.8)	(10.0)%
Korea	69.9	75.8	(5.9)	(7.8)%	5.0	6.6%
Rest of world	55.7	46.4	9.3	20.0%	12.3	26.5%
Total net sales	$558.2	$521.6	$36.6	7.0%	$70.3	13.5%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2022	2021	$ change	% change
Titleist golf balls	$38.3	$32.0	$6.3	19.7%
Titleist golf clubs	26.9	13.5	13.4	99.3%
Titleist golf gear	6.4	0.6	5.8	*
FootJoy golf wear	1.9	4.4	(2.5)	(56.8)%
_______________________________________________________________________________
*Percentage change not meaningful
Net Sales
For the three months ended September 30, 2022, net sales increased 7.0%, or 13.5% on a constant currency basis, as compared to the three months ended September 30, 2021. The increase on a constant currency basis was driven primarily by higher sales volumes across all reportable segments.
The increase in net sales in the United States was primarily driven by an increase of $20.5 million in Titleist golf clubs, $17.1 million in Titleist golf balls and $9.7 million in Titleist golf gear. The increase in Titleist golf clubs was driven by higher sales volumes of our newly introduced TSR drivers and fairways, Phantom X putters and SM9 wedges. The increase in Titleist golf balls was primarily driven by increased sales volumes of our premium performance models. The increase in Titleist golf gear was driven by higher sales volumes of headwear and golf gloves and higher average selling prices across all categories. These increases were partially offset by a decrease of $3.7 million in FootJoy golf wear primarily as a result of lower sales volumes in footwear.

Net sales in regions outside the United States decreased 3.5%, or increased 10.6% on a constant currency basis. In EMEA and Rest of world, net sales increased across all reportable segments. In Korea, the increase was primarily due to increases in all reportable segments except FootJoy golf wear. In Japan, net sales decreased primarily due to lower sales volumes in Titleist golf clubs due to lower sales volumes of irons and changes in the launch timing of TSR drivers and fairways in this region.

Gross Profit
Gross profit increased $26.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Gross margin increased to 52.8% for the three months ended September 30, 2022 compared to 51.5% for the three months ended September 30, 2021. The increase in gross profit primarily resulted from an increase of $13.8 million in Titleist golf clubs and an increase of $6.1 million in Titleist golf balls primarily due to higher sales volumes and an increase of $6.7 million in Titleist golf gear primarily due to higher sales volumes and average selling prices. These increases were partially offset by higher inbound freight costs, primarily in Titleist golf gear and Titleist golf balls.
The increase in gross margin was primarily due to favorable manufacturing costs in Titleist golf clubs and higher average selling prices in Titleist golf gear.
Selling, General and Administrative Expenses
SG&A expenses increased $2.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily as a result of an increase of $3.0 million in administrative expense due to higher expenses related to information technology-related investments, an increase of $2.6 million in selling expense as a result of higher sales volumes and higher third party distribution expenses in FootJoy golf wear and Titleist golf gear. These increases were partially offset by a decrease of $3.0 million in advertising and promotional expenses. Additionally, SG&A includes an increase of $5.5 million in foreign currency transaction losses, offset in part by an increase in gains on foreign exchange forward contracts of $1.3 million. Overall, SG&A included a favorable impact of changes in foreign currency exchange rates of $9.3 million across all expense categories and reportable segments.
Interest Expense, net
Interest expense, net increased $3.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily due to an increase in interest rates for the three months ended September 30, 2022, as well as costs associated with amending our credit agreement in August 2022.
Other Expense, net
Other expense, net increased $1.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily due to an increase in the non-service cost component of net periodic benefit expense.
Income Tax Expense
Income tax expense increased $5.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Our effective tax rate ("ETR") was 22.9% for the three months ended September 30, 2022 compared to 20.8% for the three months ended September 30, 2021. The change in the ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 8.4%, or 13.3% on a constant currency basis, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to increased sales volumes of our premium performance models reflecting improvement in certain raw material availability.
Operating income in our Titleist golf balls segment increased $6.3 million, or 19.7%, compared to the prior year period. The increase in operating income primarily resulted from an increase of $6.1 million in gross profit primarily due to higher sales volumes, partially offset by higher manufacturing costs and higher inbound freight costs.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 13.5%, or 19.8% on a constant currency basis, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was largely due to higher sales volumes of our newly introduced TSR drivers and fairways launched in the third quarter of 2022, Phantom X putters launched in the second quarter of 2022 and SM9 wedges launched in the first quarter of 2022. This increase was partially offset by lower sales volumes of second model year irons and hybrids.

Operating income in our Titleist golf clubs segment increased $13.4 million, or 99.3% compared to the prior year period. The increase in operating income primarily resulted from an increase of $13.8 million in gross profit due to higher sales volumes and lower manufacturing costs.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 27.0%, or 35.0% on a constant currency basis, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was driven by higher sales volumes in headwear, golf bag and golf glove product categories and higher average selling prices across all product categories.
Operating income in our Titleist golf gear segment increased $5.8 million compared to the prior year period. The increase in operating income primarily resulted from an increase of $6.7 million in gross profit due to higher sales volumes in headwear, golf bags and golf glove product categories and higher average selling prices across all product categories, partially offset by higher inbound freight costs.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 4.5%, or increased 2.5% on a constant currency basis, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in constant currency was primarily due to higher sales volumes in the apparel product category, partially offset by decreases in footwear.
Operating income in our FootJoy golf wear segment decreased $2.5 million, or 56.8% compared to the prior year period. The decrease in operating income primarily resulted from higher operating expenses as a result of an increase in third party distribution expenses.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Net sales by reportable segment is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
Titleist golf balls	$546.4	$543.1	$3.3	0.6%	$22.8	4.2%
Titleist golf clubs	478.9	444.3	34.6	7.8%	55.3	12.4%
Titleist golf gear	172.5	164.7	7.8	4.7%	16.8	10.2%
FootJoy golf wear	507.1	462.0	45.1	9.8%	70.9	15.3%
Net sales information by region is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
United States	$974.2	$906.6	$67.6	7.5%	$67.6	7.5%
EMEA	274.8	246.9	27.9	11.3%	56.2	22.8%
Japan	118.6	149.9	(31.3)	(20.9)%	(11.9)	(7.9)%
Korea	254.1	251.8	2.3	0.9%	31.9	12.7%
Rest of world	201.2	172.2	29.0	16.8%	36.8	21.4%
Total net sales	$1,822.9	$1,727.4	$95.5	5.5%	$180.6	10.5%
Segment operating income by reportable segment is summarized as follows:

	Nine months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2022	2021	$ change	% change
Titleist golf balls	$100.9	$106.8	$(5.9)	(5.5)%
Titleist golf clubs	88.2	84.7	3.5	4.1%
Titleist golf gear	20.3	22.7	(2.4)	(10.6)%
FootJoy golf wear	45.3	53.6	(8.3)	(15.5)%
Net Sales
For the nine months ended September 30, 2022, net sales increased 5.5%, or 10.5% on a constant currency basis, compared to the nine months ended September 30, 2021. The increase was driven by growth across all reportable segments primarily as a result of higher sales volumes and higher average selling prices.
The increase in net sales in the United States was primarily as a result of an increase of $33.7 million in Titleist golf clubs, an increase of $11.9 million in FootJoy golf wear, an increase of $9.2 million in Titleist golf balls and an increase of $7.8 million in Titleist golf gear. The increase in Titleist golf clubs was primarily driven by higher sales volumes of SM9 wedges, T-Series irons and Phantom X putters. The increase in FootJoy golf wear was primarily driven by higher average selling prices across all product categories except apparel. The increase in Titleist golf balls was primarily due to higher average selling prices. The increase in Titleist golf gear was primarily driven by higher average selling prices across all product categories.
Net sales in regions outside the United States increased 3.4%, or 13.8% on a constant currency basis. In EMEA, net sales increased across all reportable segments, primarily due to the adverse impact of government-ordered shutdowns in this region in the first quarter of 2021. In Korea and Rest of world, net sales increased across all reportable segments. In Japan, net sales decreased primarily due to lower sales volumes in Titleist golf clubs due to changes in the launch timing of TSR drivers and fairways in this region.

Gross Profit
Gross profit increased $41.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Gross margin decreased to 52.4% for the nine months ended September 30, 2022 compared to 52.9% for the nine months ended September 30, 2021. The increase in gross profit primarily resulted from an increase of $16.4 million in Titleist golf clubs and an increase of $15.6 million in FootJoy golf wear, both primarily due to sales volume increases. These increases were partially offset by increased inbound freight costs across all reportable segments.
The decrease in gross margin was primarily due to increased inbound freight costs across all reportable segments.
Selling, General and Administrative Expenses
SG&A expenses increased $50.9 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase of $28.7 million in selling expense due to higher sales volumes across all reportable segments and higher third party distribution expenses in FootJoy golf wear and Titleist golf gear, as well as an increase of $16.3 million in administrative expense primarily due to higher expenses related to information technology-related investments. Additionally, SG&A includes an increase of $13.1 million in foreign currency transaction losses, offset in part by an increase in gains on foreign exchange forward contracts of $4.9 million. Overall, SG&A included a favorable impact of changes in foreign currency exchange rates of $21.5 million across all expense categories and reportable segments.
Research and Development
R&D expenses increased $2.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and was primarily related to an increase in employee-related costs.
Interest Expense, net
Interest expense, net increased $1.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to an increase in interest rates for the nine months ended September 30, 2022, as well as costs associated with amending our credit agreement in August 2022 offset, in part, by a decrease in losses from interest rate swaps.
Other Expense, net
Other expense, net increased $2.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to changes in the fair value of Rabbi trust assets, as well as an increase in the non-service cost component of net periodic benefit expense.
Income Tax Expense
Income tax expense decreased $10.1 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our ETR was 20.6% for the nine months ended September 30, 2022 compared to 23.1% for the nine months ended September 30, 2021. The decrease in the ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 0.6%, or 4.2% on a constant currency basis, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by higher average selling prices.
Operating income in our Titleist golf balls segment decreased $5.9 million, or 5.5% compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $7.1 million, partially offset by higher gross profit of $1.3 million. The increase in gross profit was primarily driven by higher sales volumes, partially offset by higher manufacturing costs and higher inbound freight costs. Operating expenses increased primarily as a result of increases of $4.6 million and $2.2 million in administrative and selling expenses, respectively.

Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 7.8%, or 12.4% on a constant currency basis, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was largely due to higher sales volumes of our SM9 wedges launched in the first quarter of 2022, T-Series irons launched in the third quarter of 2021 and Phantom X putters launched in the second quarter of 2022. This increase was partially offset by lower sales volumes of second model year drivers, fairways and hybrids.
Operating income in our Titleist golf clubs segment increased $3.5 million, or 4.1% compared to the prior year period. The increase in operating income resulted from higher gross profit of $16.4 million, partially offset by higher operating expenses of $12.8 million. The increase in gross profit was primarily due to higher sales volumes, partially offset by increased inbound freight and component costs. Higher operating expenses were primarily as a result of an increase of $6.1 million in selling expense primarily due to higher distribution expenses and an increase of $4.8 million in administrative expenses.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 4.7%, or 10.2% on a constant currency basis, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to higher average selling prices across all product categories, partially offset by a sales volume decrease in golf bags due to supply chain and fulfillment constraints.
Operating income in our Titleist golf gear segment decreased $2.4 million, or 10.6% compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $4.9 million, partially offset by higher gross profit of $2.5 million. Gross profit increased due to higher average selling prices, partially offset by increased inbound freight costs. Operating expenses increased primarily as a result of an increase of $2.9 million in selling expense due to higher third party distribution expenses.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased 9.8%, or 15.3% on a constant currency basis, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increased sales volumes across all product categories and higher average selling prices in footwear.
Operating income in our FootJoy golf wear segment decreased $8.3 million, or 15.5% compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $23.9 million, partially offset by higher gross profit of $15.6 million. Gross profit increased primarily as a result of sales volume increases and higher average selling prices, partially offset by increased inbound freight costs. Operating expenses increased primarily as a result of an increase of $17.2 million in selling expense due to higher sales volumes, higher third party distribution expenses and higher retail commission expense in Korea, as well as an increase of $4.5 million in administrative expense.

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
As of September 30, 2022, we had $106.8 million of unrestricted cash and cash equivalents (including $19.9 million attributable to our FootJoy golf shoe variable interest entity). As of September 30, 2022, 83.3% of our total unrestricted cash and cash equivalents was held at our non-U.S. subsidiaries, including our FootJoy golf shoe variable interest entity. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs related to debt service requirements.
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
Debt and Financing Arrangements
On August 2, 2022, we amended our credit facility to, among other things, provide a $950.0 million multi-currency revolving credit facility and amend rates per annum at which borrowings in different denominations bear interest. On August 2, 2022, proceeds from borrowings under the multi-currency revolving credit facility were used to, among other things, prepay in full our outstanding term loans and refinance our outstanding borrowings under the revolving credit facility. Immediately prior to payment, the aggregate amounts outstanding related to the term loans and revolving credit facility were approximately $306.3 million and $72.6 million, respectively.
As of September 30, 2022, we had $537.3 million of availability under our revolving credit facility after giving effect to $7.1 million of outstanding letters of credit. Additionally, we had $32.1 million available under our local credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2022, we were in compliance with all covenants under our credit agreement.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 – Debt and Financing Arrangements,” Item 1 of Part I included elsewhere in this report and “Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of our credit facilities and related credit agreements. Additionally, see "Risk Factors - Risks Related to Our Indebtedness" as described in our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion surrounding the risks and uncertainties related to our credit facilities.
Dividends and Share Repurchase Program
During the nine months ended September 30, 2022, we paid dividends on our common stock of $39.7 million to our shareholders. During the fourth quarter of 2022, our Board of Directors declared a dividend of $0.18 per share of common stock to shareholders of record as of December 2, 2022 and payable on December 16, 2022.
As of September 30, 2022, our Board of Directors had authorized us to repurchase up to an aggregate of $450.0 million of our issued and outstanding common stock. During the nine months ended September 30, 2022, we repurchased 2,983,392 shares of common stock at an average price of $46.84 for an aggregate of $139.8 million. Included in this amount were 699,819 shares of common stock repurchased from Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., for an aggregate of $37.5 million on January 24, 2022, in satisfaction of our obligations pursuant to our previously disclosed Magnus share repurchase agreement.
On June 16, 2022, we entered into a new agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market, up to an aggregate of $75.0 million at the same weighted average per share price (the "2022 Agreement"). On August 30, 2022, we amended and restated the 2022 Agreement to increase the aggregate dollar amount of shares of our common stock that we will purchase from Magnus from $75.0 million to $100.0 million, (the "Amended and Restated 2022 Agreement"). As a result of purchases made on the open market subsequent to entering into the 2022 Agreement, we recorded a liability of $41.6 million to repurchase an additional 869,368 shares of common stock from Magnus as of September 30, 2022.
As of September 30, 2022, we had $208.4 million remaining under the current share repurchase authorization, including $100.0 million related to the Amended and Restated 2022 Agreement. See “Notes to Unaudited Condensed

Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.
Capital Expenditures
We made $33.6 million of capital expenditures during the nine months ended September 30, 2022. Capital expenditures for the full year are expected to be approximately $50 million to $55 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology to support our global strategic initiatives.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2022	2021
Cash flows from:
Operating activities	$(59,042)	$280,091
Investing activities	(29,096)	(19,210)
Financing activities	(74,619)	(87,812)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(10,463)	(4,015)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(173,220)	$169,054
Cash Flows from Operating Activities
The change in cash flows from operating activities was primarily driven by changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The increase in cash used in investing activities was primarily driven by changes in capital expenditures.
Cash Flows from Financing Activities
The decrease in cash used in financing activities was primarily due to an increase in proceeds from borrowings offset in part by an increase in purchases of our common stock.
Off-Balance Sheet Arrangements
As of September 30, 2022, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of September 30, 2022, we had $433.1 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs). The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of September 30, 2022 would have resulted in an increase of $4.3 million in our annual pre-tax interest expense.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at September 30, 2022 was $220.8 million, representing a net settlement asset of $18.2 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of September 30, 2022, while not predictive in nature, indicated that the net settlement asset of $18.2 million would decrease by $13.3 million resulting in a net settlement asset of $4.9 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. During the three and nine months ended September 30, 2022, the impact of inflation resulted in increased raw material and other input costs as compared to the three and nine months ended September 30, 2021. Should the current higher inflationary environment continue, including increased raw material and other input costs, our business, results of operations, financial position and cash flows could be materially impacted in the future.

ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended September 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the third quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
July 1, 2022 - July 31, 2022	241,962	$45.51	241,962	$238,987
August 1, 2022 - August 31, 2022	277,000	50.28	277,000	225,059
September 1, 2022 - September 30, 2022	350,406	47.48	350,406	208,423
Total	869,368	$47.82	869,368	$208,423

_______________________________________________________________________________
(1)    On July 26, 2022, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our issued and outstanding common stock, bringing the total authorization as of September 30, 2022 up to $450.0 million.
(2)    On August 30, 2022, we amended and restated our existing agreement with Magnus Holdings Co., Ltd. ("Magnus"), a wholly-owned subsidiary of Fila Holdings Corp., to increase the aggregate dollar amount of shares of our common stock that we will purchase from Magnus from $75.0 million to $100.0 million. In relation to this agreement, we recorded a liability of $41.6 million to repurchase an additional 869,368 shares of common stock from Magnus as of September 30, 2022. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information
None.

ITEM 6.      Exhibits

Exhibit No.	Description
10.1
Amended and Restated Stock Repurchase Agreement, dated August 30, 2022, by and between Acushnet Holdings Corp. and Magnus Holdings Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2022 (No. 001-37935)).

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

ACUSHNET HOLDINGS CORP.

Dated: November 3, 2022	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2022	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

