Form 10-K
period 2022-12-31
Acushnet Holdings Corp.
filed 2023-03-01
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant's most recently completed second fiscal quarter June 30, 2022, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1.4 billion. The registrant's common stock trades on the New York Stock Exchange under the symbol “GOLF.”
The registrant had 66,945,802 shares of common stock outstanding as of February 24, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on June 5, 2023, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

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
TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as “Titleist,” “FootJoy,” “Pro V1,” “Pro V1x,” "AVX," “FJ,” "MyJoys," “Pinnacle,” “Scotty Cameron,” the Circle T Design, "TSR," "T Series," “Vokey Design,” "Club Glove" and "KJUS" which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®,  ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This report may also contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
iii

PART I
ITEM 1.            BUSINESS
Overview
We are the global leader in the design, development, manufacture and distribution of performance‑driven golf products, which are widely recognized for their quality excellence. Our mission—to be the performance and quality leader in every golf product category in which we compete—has remained consistent since we entered the golf ball business in 1932. Today, we are the steward of two of the most revered brands in golf—Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wearable brands. Titleist has been the #1 ball in professional golf for over 70 years and FootJoy has been the #1 shoe on the PGA Tour for over seven decades.
Our target market is dedicated golfers, who are the cornerstone of the worldwide golf industry. These dedicated golfers are avid and skill‑biased, prioritize performance and commit the time, effort and money to improve their game. We believe our focus on innovation and process excellence yields golf products that represent superior performance and consistent product quality, which are the key attributes sought after by dedicated golfers. Many of the game’s professional players, who represent the most dedicated golfers, prefer our products, thereby validating our performance and quality promise while also driving brand awareness. We seek to leverage a pyramid of influence product and promotion strategy, whereby our products are the most played by the best players, creating aspirational appeal for a broad range of golfers who want to emulate the performance of the game’s best players.
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
For the year ended December 31, 2022, we recorded net sales of $2,270.3 million, net income attributable to Acushnet Holdings Corp. of $199.3 million and Adjusted EBITDA of $338.4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report, for a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., the most directly comparable GAAP financial measure.
Corporate History
Acushnet Company was originally founded as “Acushnet Process Company” in Acushnet, Massachusetts by Phil “Skipper” Young in 1910, and our golf business was established in 1932. In 1976, Acushnet Company was acquired by American Brands, Inc. (the predecessor company of Beam Suntory, Inc. (“Beam”)). We acquired FootJoy in 1985. In July 2011, Acushnet Holdings Corp. (at the time known as Alexandria Holdings Corp.), an entity owned by Fila Holdings Corp. (“Fila”) and certain financial investors, acquired Acushnet Company from Beam. We completed an initial public offering of our common stock in November 2016.
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
Since the dedicated golfer views each performance product category on its own merits, we have approached each category on its own terms by committing the necessary resources to become a performance and quality leader in each product category where we participate. As a result, we have built an industry leading platform across all performance product categories, driving a market‑differentiating mix of consumable products, which we consider to be golf balls and golf gloves, which collectively represented nearly 40% of our net sales in 2022, and more durable products, which we consider to be golf clubs, golf shoes, golf apparel and golf gear, which collectively represented over 60% of our net sales in 2022.
We operate under the following four reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear; and FootJoy golf wear, which represented approximately 30%, 27%, 9% and 27%, respectively, of net sales in 2022. For further information surrounding the principal products of each reportable segment, see “Our Products” further below. Financial information for our segments, including sales by geographic area, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report and in “Notes to Consolidated Financial Statements – Note 21 – Segment Information,” Item 8 of Part II, included elsewhere in this report.
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
Innovation Leadership
We believe innovation is critical to dedicated golfers, as they depend on the ability of new and innovative products to drive improved performance. We currently employ a research and development ("R&D") team of approximately 200 scientists, chemists, engineers and technicians. We also introduce new product innovations at a cadence that we believe best aligns with the typical dedicated golfer’s replacement cycle within each product category.
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

Market Overview and Opportunity
Market Overview
While rounds of play had been relatively stable for years, the game experienced an approximate 8% global increase in rounds in both 2021 and 2020 as dedicated golfers took full advantage of favorable weather, hybrid work schedules and an increase in discretionary time due to the circumstances attendant to the COVID-19 pandemic. The game of golf remained in high demand in 2022, with the number of rounds played approximately 16% higher than the number of rounds played in 2019. We anticipate that rounds of golf played will remain resilient in 2023, driven by golfer demographics, dedicated golfers and economic conditions.
Golfer Demographics. Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 years and above, primarily “gen‑xers,” “baby boomers” and, increasingly, "millennials" who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic, as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, promising developments in golf include the generational shift with millennial golfers making their marks at both professional and amateur levels and, in 2022, accounting for 25% of golfers overall in the U.S., and the increase in the number of juniors (ages 6-17) who play golf in recent years.
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
Introduce New Products and Extend Market Share Leadership in Equipment Categories. We expect to sustain our strong performance in our core categories of golf balls, golf clubs and golf shoes through several targeted strategies:
•Titleist Golf Balls. We continually invest in design innovation and process technology to deliver the highest performance and quality golf balls in the game. We strive to strengthen our sell-in and sell-through route to market capabilities by focusing on enhancing our sales team's skills, supporting trade partners in those channels where dedicated golfers shop, investing in digital channel opportunities, and educating golfers on Titleist golf ball performance and quality excellence. We also offer custom imprinting for country clubs, tournaments, corporate logos and personalization.

•Titleist Clubs, Wedges and Putters. We intend to continue to launch innovative, high performance golf clubs by further leveraging Titleist R&D excellence in all club categories. To enhance the golfer experience, we plan to continue highly focused consumer connection initiatives, promote and encourage custom fitting and trial, and offer best-in-class custom manufacturing capabilities. We also intend to continue to develop and offer concept and limited edition products to showcase advanced technologies and we intend to continue to dedicate the resources necessary to ensure that Titleist drivers, fairways, hybrids and irons, Vokey Design wedges and Scotty Cameron putters remain golf's leaders in performance, technology, craftsmanship and selection.
•FootJoy Footwear. We continue to invest in design and innovation to bring golf-specific performance advancements to the footwear category. We launched several new models in 2022, and we plan to continue to enrich our consumer connection initiatives with digital content, product trial and fit experiences in key global markets.
Increase Penetration in Golf Gear and Wear Categories. We intend to build on the brand loyalty that the dedicated golfer has developed for our Titleist ball and club categories and FootJoy shoe and glove categories in order to increase our penetration in the adjacent categories of golf gear and golf wear. We also evaluate acquisition opportunities that generally feature premium performance products that appeal to the dedicated golfer and can benefit from our global distribution and supply chain capabilities. We expect to continue to drive growth across these categories by employing the following initiatives:
•Titleist Golf Gear.  We are committed to providing dedicated golfers with golf gear—including golf bags, headwear, gloves, travel gear, head covers and other accessories—of performance and quality excellence that is faithful to the Titleist brand promise. We continue to make investments in design and engineering resources and leverage dedicated player insights to drive product excellence in these product categories.
•FootJoy Apparel.  We remain committed to bringing style, performance, and innovation to the golf apparel category. In addition to our seasonal apparel collections, we plan to launch new outerwear products to meet the performance expectations of the most demanding players and "make every day playable." We plan to continue to work with select players on the worldwide professional golf tours who trust the FootJoy brand to perform at the highest levels.
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
Strategically Pursue Global Growth. While our brands are global, we believe that near‑term growth will be primarily driven by more established golf markets, such as the United States, Japan, Korea and EMEA. However, less mature golf markets also represent longer‑term growth opportunities. To meet future demand, we are ensuring that local capabilities and expertise in sales, customer service, merchandising, online presence, golf education and fitting initiatives are in place to support our operations. We continue to hire local talent across all functions in order to better position Titleist and FootJoy products in those markets where participation and popularity of the sport are expected to increase.

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
In early 2023, we launched new Pro V1 and Pro V1x models with advancements in core technology to amplify the high flex casing layer, soft cast thermoset urethane cover, and advanced aerodynamics. The 2023 models maintained their differences in flight, feel and spin. Pro V1 offers the greatest combination of speed, spin and feel in the game and is the best fit for the majority of golfers. Pro V1 flies lower than Pro V1x with a more penetrating trajectory and has a softer feel. Pro V1x has a fast, high flight and delivers spin where and when a golfer wants it. Complementing Pro V1 and Pro V1x is another high performance golf ball, Pro V1x Left Dash. Introduced in 2019, Pro V1x Left Dash meets the performance needs of a select group of players seeking high flight with even lower long game spin than Pro V1x. Titleist Pro V1 and Pro V1x models remain the most trusted, best performing and most consistent golf balls in the game. This is validated by the overwhelming usage and trust of players throughout the pyramid of influence and the marketplace success of these products. On the 2022 worldwide professional tours, Titleist golf balls account for 74% of all golf balls used, over seven times more than the nearest competitor.
In November 2021, we introduced Pro V1 and Pro V1x RCT golf balls. RCT stands for "Radar Capture Technology," a proprietary, patent-pending technology. In development for over two years, these products showcase the technological capabilities of the Titleist Ball R&D and Operations teams. Pro V1 RCT is engineered to deliver the most accurate golf ball data on indoor radar-based launched monitors and was validated in collaboration with a team of fitting experts. Pro V1 and Pro V1x RCT golf balls offer the exact same design, quality and performance as any Pro V1 or Pro V1x with the enhanced benefit of an indoor radar signal that captures actual spin data to deliver a true indoor precision fitting. In September 2022, Pro V1x Left Dash and AVX were also introduced with RCT, enhancing the opportunity for a precise, premium performance golf ball fitting indoors.

An advanced version of the Titleist AVX golf ball launched in early 2022. AVX complements our Pro V1 premium performance, thermoset cast urethane models and also has a loyal golfer following. AVX flies lower, spins less and has an even softer feel than Pro V1 or Pro V1x. Tour Speed, rolled out globally as Titleist’s first multi-component thermoplastic urethane golf ball in mid-2020, delivers best-in-class performance when compared with similarly priced competitive offerings. Our Tour Soft golf ball features the largest core Titleist has ever produced and a very thin soft cover for commanding distance and soft, responsive feel. Our Velocity and TruFeel models, which provide golfers with a range of performance, color and price preferences, were also introduced in 2022.
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
Net sales of Titleist golf balls for the years ended December 31, 2022, 2021 and 2020 were $678.8 million, $667.6 million, and $507.8 million, respectively, in each case representing approximately 30% of our total net sales.
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
    Net sales of Titleist golf clubs, wedges and putters for the years ended December 31, 2022, 2021 and 2020 were $609.6 million, $551.5 million, and $418.4 million, respectively, in each case representing approximately 25% of our total net sales.
Titleist Clubs
Our current global club line consists of the TSR product line of drivers, fairways and hybrids, and the T Series and 620 product lines of irons. Every product in our club line features premium, tour‑proven stock shafts and grips, complemented by a broad range of custom options.
Titleist TSR drivers, fairways and hybrids are designed to deliver superior performance through tour‑proven technologies that increase ball speed, decrease spin, and optimize flight without sacrificing forgiveness. We design our drivers and fairways to deliver complete performance with tour‑preferred looks, sound and feel, and we offer the ability to precisely fit individual golfers’ needs.
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
Vokey Design Wedges
Bob Vokey champions the Titleist wedge effort by creating high performance wedges to meet the demands of dedicated golfers and the best players in the world. The Vokey Design wedge product offering is a compilation of the most popular wedges resulting from the Vokey Team’s hands‑on work with golf’s best players to develop shapes and soles that address varying techniques and course conditions. In total, we offer 25 unique loft, sole grind and bounce combinations and four unique finishes to create golf’s most complete wedge product performance range. In addition, Vokey’s online Wedgeworks program promotes limited edition models and allows golfers to customize and personalize their wedges. Vokey Design wedges are the most played wedges by tour professionals.
Scotty Cameron Putters
Scotty Cameron Fine Milled Putters are developed through a specialized and iterative process that blends art and science to create high performance putters. The design inspiration for the Scotty Cameron brand begins with studying the best players in the world and working with them to identify the consistent strengths and attributes of their putting. Scotty Cameron encourages a selection process that identifies the putter length, toe flow and appearance to deliver proper balance, shaft flex and feel to golfers and to encourage proper technique. Scotty Cameron putters consist of a range of products for each of these key selection criteria.

Using the scottycameron.com website as an information and services hub, we offer the opportunity to connect more closely with the Scotty Cameron brand. Golfers can customize and personalize their putter(s) in the online Scotty Cameron Custom Shop. Through the popular “Club Cameron” loyalty program and the Scotty Cameron online “Studio Store,” brand fans can purchase unique Scotty Cameron accessories. In 2014, we also opened the Scotty Cameron Gallery in Encinitas, California, a premium retail boutique which offers consumers the ability to experience the tour fitting process as well as purchase unique accessory items.
Titleist Golf Gear
    Titleist Golf Gear is a matrix of distinct categories across golf bags, headwear, golf gloves, travel products, headcovers and other golf accessories. We participate in golf categories where the dedicated player expects us to be and provide dedicated players with products of performance and quality excellence faithful to the Titleist brand promise.
    We started building our golf gear infrastructure in 2015, transitioning away from third-party product creation and supply chain dependency to enable us to exercise more control over the design, engineering, product specifications, and quality assurance of our finished Titleist golf gear products. Titleist golf gear products are designed and engineered using premium materials, with a focus on delivering performance excellence with function and style. We seek to provide and continually evolve our customization and personalization opportunities across the product portfolio of Titleist golf gear in order to meet the needs of the dedicated players. We believe the golf gear business represents a sizable and highly fragmented opportunity with numerous competitors in each product category and geographical market.
    Titleist Golf Bags
    Titleist Golf Bags have an array of models across price points with designs ranging from those to be carried to those designed for golf carts, each with an array of functional differences and a variety of materials and colors. Titleist golf bags are used on professional tours throughout the world and are relied upon by players globally to support their game. In 2023, we plan to introduce our all-new Titleist Players Stand Bag collection, continuing the momentum of this leading bag franchise sold by leading golf courses across the globe. We also have enjoyed success with our LINKSLEGEND Series of premium golf bags that launched in the Fall of 2022 at leading clubs around the world.
    Titleist Golf Headwear
    Titleist Golf Headwear is recognized on the professional golf tours globally. Titleist golf headwear provides both function and fashion appeal across a multitude of models providing rain and sun protection as well as trend designs for the dedicated player. We have established key product franchises in our headwear assortment with a variety of functions for both men and women including the Tour Performance, the Montauk and the Tour Aussie. We seek to constantly elevate and innovate the performance and quality of our headwear while keeping the design and colors fresh and appealing to the dedicated player.
Titleist golf gear accounted for net sales of $204.9 million, $192.6 million and $149.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, in each case representing approximately 10% of our total net sales.
FootJoy
FootJoy is one of golf’s leading performance wearable brands, which consists collectively of golf shoes, gloves and apparel. Net sales of FootJoy products for the years ended December 31, 2022, 2021 and 2020 were $618.0 million, $580.6 million, and $415.3 million, respectively, in each case representing approximately 25% of our total net sales.
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
In addition to its stock offerings, FootJoy is a leader in the customization of golf shoe styles and designs. FootJoy’s MyJoys custom golf shoe microsite provides individual choices for style, color, personal IDs and team logos that are produced to order for golfers around the world. We believe it is the largest choice offering in the golf shoe category and provides a service and personal expression capability that creates brand loyalty and repeat purchases.
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

KJUS
    In July 2019, we acquired KJUS, a Swiss-based manufacturer of premium performance ski, golf and lifestyle apparel. The KJUS brand was born from an uncompromising commitment to performance, following brand namesake Lasse Kjus’s historic feat at the 1999 World Ski Championships, where he medaled in each of the Championships’ five disciplines. KJUS was founded with a vision to make the finest and most technologically advanced skiwear and the belief that cutting edge innovation could lead to improved performance. KJUS has today grown to be a leader in premium technical performance skiwear. Building upon this reputation, KJUS entered the golf outerwear and lifestyle apparel markets with a focus on freedom of movement, temperature regulation and all-weather protection to enhance performance. As a result, KJUS has achieved an enthusiastic following with performance-minded golfers and a premium positioning at leading golf shops worldwide.
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

We have three company‑owned and operated golf ball manufacturing facilities, two located in the United States and one in Thailand, encompassing approximately 600,000 total square feet with sufficient production capacity to meet anticipated growth. We also have seven global custom golf ball imprinting operations and utilize local vendors for imprinting capabilities in other geographic markets.
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
We own and operate the largest golf glove manufacturing operation in the world in Chonburi, Thailand, where we manufacture both FootJoy and Titleist golf gloves. The factory produces over 14 million FootJoy and Titleist gloves annually.
The majority of our FootJoy golf shoes are manufactured in a 525,000 square foot facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest with the remaining 60% owned by our long‑standing Taiwan supply partners. In our consolidated financial statements, we consolidate the accounts of this joint venture, which is a variable interest entity ("VIE"). The joint venture was established in 1995 and has been in its current facility since 2000. The sole purpose of the joint venture is to manufacture our golf shoes and as such we are deemed to be the primary beneficiary of the VIE. The multi‑floor/multi‑building complex owned by the joint venture is devoted exclusively to FootJoy golf shoes and has production capacity of nearly five million pairs annually. See “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies – Variable Interest Entities,” Item 8 of Part II included elsewhere in this report, for a discussion of our FootJoy golf shoe joint venture and the material terms of the agreement which governs such joint venture arrangement.
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
We employ approximately 400 sales representatives worldwide, who are compensated through a combination of salary and a performance bonus. We currently service over 28,000 direct accounts worldwide. In both our direct sales and distributor markets, our trade partners are subject to our redistribution policy.
Supplementing our core field sales partnerships are Internet‑based initiatives and eCommerce websites. Titleist, FootJoy, KJUS, Links & Kings and PG Golf have established eCommerce websites accessible around the globe and we plan to further expand eCommerce initiatives in the coming years. The eCommerce initiative is expected to yield incremental sales and profitability and enriched data on golfers' preferences and trends, as well as to foster a deeper and more real time connection with dedicated golfers.

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
Raw Materials
    Where possible, we use multiple suppliers or multiple production facilities, some with geographic separation, to reduce the risk of raw material shortages but, in some instances, we rely on a sole or limited number of third-party suppliers and manufacturers for raw materials. Our highest raw material consumption for golf balls, in order, is polybutadiene, ionomers, zinc diacrylate, urethane, and coatings. We source the raw materials for our golf glove and golf shoe businesses, and certain of the components for our golf shoe business, from third-party suppliers. Our golf club team employs the primary materials of steel, titanium, and aluminum and has six custom manufacturing locations around the globe, with each being responsible for supply chain execution, allowing each region to respond to market specific needs or trends. For our golf gear and FootJoy and KJUS apparel businesses, we source the finished products from select third-party vendors that have the necessary quality and technical capabilities.
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
Research and Product Development
Innovating within a highly regulated environment presents unique challenges and opportunities that require a significant investment in people, facilities and financial resources, with separate dedicated R&D teams for each product category. We have six R&D facilities and/or test centers supported by approximately 200 scientists, chemists, engineers and technicians in aggregate. We are committed to continuous improvement and each R&D team is tasked with developing technology that will deliver better quality and performance products in each generation.
For the years ended December 31, 2022, 2021 and 2020 we invested $56.4 million, $55.3 million and $48.9 million, respectively, in R&D.
Patents, Trademarks and Licenses
We consider our patents and trademarks to be among our most valuable assets. We are dedicated to protecting the innovations created by our R&D teams by developing broad and deep patent and trademark portfolios across all product categories.
As a result, we have strong patent positions across our product categories and innovation spaces in which we operate, and have become the leader in obtaining golf ball and golf club patents worldwide. In addition, we believe we have more combined golf shoe and golf glove utility patents than all competitors combined. We have nearly 900 active U.S. utility patents in golf balls, nearly 500 active U.S. utility patents in golf clubs, wedges and putters and nearly 350 active patents in golf shoes and gloves worldwide. In 2022, we filed over 200 U.S. patent applications and over 400 worldwide.

We own or license a large portfolio of trademarks, including for Titleist, Pro V1, Pro V1x, AVX, Union Green, Pinnacle, AP1, AP2, TSR, T Series, CNCPT, Vokey Design, Scotty Cameron, the Circle T Design, FootJoy, FJ, DryJoys, HyperFlex, StaSof, ProDry, MyJoys, Club Glove and KJUS. We protect our trademarks by obtaining registrations where appropriate and opposing or cancelling material infringements. We also have rights in several common law marks.
Competition
There are unique aspects to the competitive dynamic in each of our product categories.
The golf ball business is highly competitive. There are a number of well‑established and well‑financed competitors, including Topgolf Callaway Brands ("Callaway"), TaylorMade, SRI Sports Limited (Dunlop and Srixon brands) and Bridgestone (Bridgestone and Precept brands).
The golf club, wedge and putter markets in which we compete are also highly competitive and are served by a number of well‑established and well‑financed companies with recognized brand names, including Callaway, TaylorMade and Ping.
For golf balls and golf clubs, wedges and putters, we generally compete on the basis of technology, quality, performance, custom fitting and customer service.
In the golf gear market, there are numerous competitors in each product category and geographical market. Titleist golf gear generally competes on the basis of quality, performance, styling and customer service.
FootJoy’s significant worldwide competitors in golf shoes include Nike, Adidas and Ecco. FootJoy’s and Titleist's primary worldwide competitors in golf gloves include Callaway, Nike, TaylorMade and Adidas and a significant number of smaller companies with regional offerings and specialized golf glove products. In the golf apparel category, FootJoy has numerous competitors in each geographical market, including Nike, Adidas, Peter Millar, GFore and Under Armour. FootJoy products generally compete on the basis of quality, performance, styling and price.
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

The Rules of Golf set the standards and establish limitations for the design and performance of all balls and clubs. Many new regulations on golf balls and golf clubs have been introduced in the past 25 years, which we believe was one of the most active periods for golf equipment regulation in the history of golf. On March 16, 2022, and as updated in June 2022, the Governing Bodies issued an Areas of Interest notice, which is the initial step of the established equipment rule making procedures. These notices provide research and perspectives on topics that might lead to equipment rules changes and give golf's stakeholders the opportunity to provide opinions on the topics. The outcome of this notice and the impact of any resulting potential changes to the Rules of Golf is uncertain at this time.
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
Employees and Human Capital Resources
Acushnet's associates and our enduring culture are two key elements of our success. Guided by our strong corporate values, Acushnet’s associates are a key source of competitive advantage. As of December 31, 2022, we employed over 7,300 associates worldwide. The addition of over 800 associates in 2022 was necessary to meet the demand for our products. Reflecting our truly global organization, over 2,800 of our associates are located in the Americas, over 600 are located in EMEA, and over 3,700 are located in Asia Pacific. Approximately sixty percent (60%) of our associates are in manufacturing roles across our global manufacturing footprint and approximately fifty-three percent (53%) of our global associates are women.
We strive to cultivate the skills, knowledge, and experiences in our associates that enable Acushnet to continue its leadership in performance and product quality. To retain talent and recruit new associates, we utilize a dual approach, leveraging a long-standing “build-from-within” talent development model coupled with recruiting top talent from the external market. Additionally, partnerships with universities, community organizations and professional groups help us to attract candidates with diverse backgrounds as we continue our focus on building an inclusive and diverse organization, which in turn helps in broadening our reach. We conduct annual talent reviews focused on performance, potential and succession. Managers share open feedback and work closely with associates to create individual, experiential development plans balancing deep functional expertise with broad leadership capabilities.
Essential to our recruitment and retention of top talent, is our commitment to ensuring we benefit from a workplace built on our core values, including diversity, inclusion, belonging and respect. We seek to foster a culture where all associates can bring their complete, authentic self to work and we aspire to increase the diversity of our associate population globally. Our Diversity, Inclusion and Belonging strategy and initiatives are guided by an associate-led Council, consisting of associates from all facets of the Company. Engagement with associates at all levels is driven through open discussion, listening and engagement surveys. Survey results continue to demonstrate that associate engagement is strong, driven by what we believe to be a strong sense of belonging within the Company and good opportunities to learn and grow. We expect to continue to enhance our associates' experience by listening to our associates, incorporating leading ideas and best practices and working to enhance our associates’ experience.
Long-term associate retention starts with a focus on the safety, health and well-being of our associates. Acushnet’s Safety, Health and Wellness journey began more than 25 years ago and our 6-point safety program is a foundational principle of our operations across the globe. Acushnet’s HealthWise program, "Wellness For Life," creates a culture to encourage and support associate safety, health and wellness. Through partnerships with the medical community and Acushnet HealthWise Coaches, associates gain access to high quality health and wellness services. Associates receive incentives for healthy behaviors, which include up to a 30% surcharge avoidance for healthcare benefits. HealthWise is based on 4 pillars: prevention, education, nutrition & fitness, and volunteerism. Acushnet’s role is to encourage behaviors in each pillar through offering on-site educational programs, fitness center programming, on-site wellness staff to coach associates on meeting personal nutritional or fitness goals, on-site services (physical therapy, chiropractic care, mental health care, massage therapy, acupuncture and reflexology) and volunteer activities in our local communities.
The COVID-19 pandemic required the Company to modify Health and Safety programs which we continue to maintain to ensure a healthy and safe workplace across all of our global sites. The learnings from the pandemic have been integrated into our normal business practices which we regularly evaluate and will adapt as needed in the future.
Acushnet aspires to be a high achieving workforce by providing a workplace that inspires connection, innovation and excellence in performance. As a result, we have recently shifted to a hybrid flexibility model, designed to balance the needs of the role with the flexibility associates desire. We believe strongly in deep moments of collaboration and connection which drive our long history of innovation, and the workplace strategy should support those goals. Our workplace experience will optimize time spent in-office by ideating, creating and connecting with peers. Local leaders around the world are empowered to determine the best flexibility approach for their geography based on the type of work and culture they lead.
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
•Our business, financial position, results of operations and cash flows have been, and could continue to be, impacted by the COVID-19 pandemic.
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
•Our business and results of operations are subject to fluctuations based on the timing of new product introductions.
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
•We are a “controlled company” within the meaning of the rules of the NYSE. As a result, we will qualify for, and may rely upon, exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.
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
Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to spend their time and money to play golf and make discretionary purchases of golf products when economic conditions are favorable and when consumers feel confident and prosperous. Discretionary spending on golf and the golf products we sell is affected by consumer spending habits as well as by many macroeconomic factors, including general business conditions, stock market prices and volatility, corporate spending, housing prices, rate of inflation, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Consumers may reduce or postpone purchases of our products as a result of shifts in consumer spending habits as well as during periods when economic uncertainty increases, disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A future significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affects consumer discretionary spending, whether in the United States or in our international markets, could result in reduced sales of our products, which could materially adversely affect our business, financial condition and results of operations.

Demographic factors may affect the number of golf participants and related spending on our products.
Golf is a recreational activity that requires time and money and different generations and socioeconomic and ethnic groups use their leisure time and discretionary funds in different ways. Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among older "millennials" and the current “gen‑x” and “baby boomer” generations. If golf participation or the number of rounds of golf played declines due to factors such as demographic changes in the United States and our international markets or lack of interest in the sport among young people or certain socioeconomic and ethnic groups, sales of our products could be negatively impacted, which could materially adversely affect our business, financial condition and results of operations.
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
Many new regulations on golf balls and golf clubs have been introduced in the past 25 years, which we believe was one of the most active periods for golf equipment regulation in the history of golf. The Rules of Golf have historically regulated the size, weight and initial velocity of golf balls. More recently, the Governing Bodies have specifically focused on regulating the overall distance of a golf ball. The Governing Bodies have also focused on golf club regulations, including limiting the size and spring‑like effect of driver faces and club head moment of inertia. In the future, existing Rules of Golf may be altered in ways that adversely affect the sales of our current or future products, including with respect to the Distance Insights Project. On March 16, 2022, and as updated in June 2022, the Governing Bodies issued an Areas of Interest notice, which is the initial step of the established equipment rule making procedures. These notices provide research and perspectives on topics that might lead to equipment rules changes and give golf's stakeholders the opportunity to provide opinions on the topics. The outcome of this notice and the impact of any resulting potential changes to the Rules of Golf is uncertain at this time. If a change in rules was adopted and caused one or more of our current or future products to be nonconforming, sales of such products would be impacted and we may not be able to adapt our products promptly to such rule change, which could materially adversely affect our business, financial condition and results of operations. In addition, changes in the Rules of Golf may result in an increase in the costs of materials that would need to be used to develop new products as well as an increase in the costs to design new products that conform to such rules.

A significant disruption in the operations of our manufacturing, assembly or distribution facilities could materially adversely affect our business, financial condition and results of operations.
We rely on our manufacturing facilities in the United States, Thailand and China and assembly and distribution facilities in many of our major markets, certain of which constitute our sole manufacturing facility for a particular product category, including our joint venture facility in China where the majority of our golf shoes are manufactured and our facility in Thailand where we manufacture the majority of our golf gloves. Because substantially all of our products are manufactured and assembled in and distributed from a few locations, our operations could be interrupted by events beyond our control, including:
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
During 2022 we experienced supply chain related disruptions that resulted in several significant cost impacts to our distribution and transportation services necessary to delivery our products to our customers. Our parcel and freight carriers implemented freight rate surcharges related to the ability of the carriers to attract and retain the required number of drivers to handle increased shipping volume during the COVID-19 pandemic. Our 3PL warehouse partners experienced extraordinary levels of labor turnover due to low work force participation and increased competition for warehouse labor that resulted in several unplanned labor rate increases necessary to attract the required work force. Typical supplies for warehouse operations including corrugated cardboard, packaging, and pallets experienced unbudgeted price increases as demand soared and sources of supply struggled to deliver product due to international and domestic capacity constraints in manufacturing and transportation.

Our manufacturing, assembly and distribution networks include computer processes, software and automated equipment that may be subject to a number of risks related to cybersecurity, the proper operation of software and hardware, electronic or power interruptions or other system failures.
Many of our raw materials or components of our products are provided by a sole or limited number of third‑party suppliers and manufacturers.
We rely on a sole or limited number of third‑party suppliers and manufacturers for many of our raw materials and the components in our golf balls, golf clubs, golf gloves and certain of our other products. We also use specialized sources for certain of the raw materials used to make our golf gloves and other products, and these sources are limited to certain geographical locations. Furthermore, many of these materials are customized for us and some of our products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. If we were to experience any delay or interruption in such supplies, we may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business. We continue to be exposed to price increases and availability risks with respect to certain materials and components used by us, our suppliers and our manufacturers, including polybutadiene, urethane and Surlyn for the manufacturing of our golf balls, titanium and steel for the assembly of our golf clubs, leather and synthetic fabrics for our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum‑based materials for a number of our products. Further supply chain disruptions or shortages in raw materials could materially adversely affect our business, financial condition and results of operations.
A disruption in the operations of our suppliers could materially adversely affect our business, financial condition and results of operations.
Our ability to continue to select reliable suppliers who provide timely deliveries of quality materials and components will impact our success in meeting customer demand for timely delivery of quality products. If we experience significantly increased demand, or if, for any reason, we need to replace an existing manufacturer or supplier, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any new supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. For example, during 2022 we continued to experience supply chain disruptions causing shortages of various raw materials, and these issues are expected to continue to a lesser extent in 2023. In addition, should we decide to transition existing manufacturing between third‑party manufacturers or should we decide to transition existing in‑house manufacturing to third‑party manufacturers, the risk of such a problem could increase. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any material delays, interruption or increased costs in the supply of raw materials or components of our products could impact our ability to meet customer demand for our products, which could materially adversely affect our business, financial condition and results of operations.
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
Our business, financial position, results of operations and cash flows have been, and could continue to be, impacted by the COVID-19 pandemic.
The COVID-19 pandemic, and the various governmental, industry and consumer actions taken in response thereto, have impacted and could continue to impact our business. These impacts may include volatility in demand for our products; temporary closures of golf courses, and both on-course and off-course retail locations; cancellation of professional golf tour events; changes in consumer behavior in affected regions that impact discretionary spending; disruptions within our supply chain or at our manufacturing facilities; significant changes in economic or political conditions; and related volatility in financial and market conditions. Our financial results and operations continue to be impacted by the macroeconomic environment. Global supply chain issues and the impact of inflation have resulted and, in 2023, are expected to continue to result, in constrained raw material, component and sourced product availability and increased raw material and other input costs, including higher freight expense.
We cannot predict the full extent of the impact of the pandemic on the economy, trade, our business and the businesses of our customers and suppliers. While it is impossible to quantify the impact of the COVID-19 pandemic, business disruptions as a result of the COVID-19 pandemic could continue to have a material impact on our business, results of operations, financial position and cash flows. The degree to which the COVID-19 pandemic and related actions ultimately impact our business, financial position, results of operations and cash flows will depend on factors beyond our control. Although we have seen recovery in the geographic regions where we do business, if those regions alter their approach to containment (as did China in late 2022) or fail to fully contain the COVID-19 pandemic, the spread of the virus continues or new, more virulent strains of the virus emerge, those markets may not recover as quickly or at all. A prolonged decline in general economic conditions or uncertainties regarding future economic prospects as a result of the pandemic could adversely affect consumer confidence and discretionary spending, which in turn could result in further reduced sales of our products and could materially adversely affect our business, financial position, results of operations and cash flows.

The cost of raw materials and components could affect our operating results.
The materials and components used by us, our suppliers and our manufacturers involve raw materials, including polybutadiene, urethane and Surlyn for the manufacturing of our golf balls, titanium and steel for the manufacture of our golf clubs, leather and synthetic fabrics for the manufacturing of our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum‑based materials for a number of our products. In 2022, we continued to experience price increases and availability risks with respect to certain materials and components used by us, our suppliers and our manufacturers, and significant price fluctuations or shortages in such raw materials or components, including the costs to transport such materials or components of our products, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect our business, financial condition and results of operations.
Our operations are conducted worldwide and our results of operations are subject to currency transaction risk and currency translation risk that could materially adversely affect our business, financial condition and results of operations.
For the year ended December 31, 2022, $1,042.5 million of our net sales were generated outside of the United States by our non‑U.S. subsidiaries. Sales by geographic area are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II and “Notes to Consolidated Financial Statements –Note 21 – Segment Information,” Item 8 of Part II, included elsewhere in this report. Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For the year ended December 31, 2022, approximately 85% of our cost of goods sold incurred by our non‑U.S. subsidiaries was denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries. If the U.S. dollar strengthens against the applicable local currency, more local currency will be needed to purchase the same amount of cost of goods sold denominated in U.S. dollars, which could materially adversely affect our business, financial condition and results of operations.
We have entered and expect to continue to enter into various foreign exchange forward contracts in an effort to protect against adverse changes in foreign exchange rates and attempt to minimize foreign currency transaction risk. Our hedging activities can reduce, but will not eliminate, the effects of foreign currency transaction risk on our financial results. The extent to which our hedging activities mitigate foreign currency transaction risks varies based upon many factors, including the amount of transactions being hedged. Other factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, the availability of hedging instruments and limitations on the duration of such hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but could also reduce the positive impact of a weaker U.S. dollar. We are also exposed to credit risk from the counterparties to our hedging activities and market conditions could cause such counterparties to experience financial difficulties. As a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become more costly.
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. In each of the three years ended December 31, 2022, approximately one-half of our net sales and one-third of our total operating expenses (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries) were denominated in foreign currencies. Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
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
On a consolidated basis, no one customer that sells or distributes our products accounted for more than 10% of our consolidated net sales in the year ended December 31, 2022. However, our top ten customers accounted for approximately 20% of our consolidated net sales in the year ended December 31, 2022. Accordingly, the loss of a small number of our large customers, or the reduction in business with one or more of these customers, could materially adversely affect our business, financial condition and results of operations. We do not currently have minimum purchase agreements with these large customers.
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
Our brands have worldwide recognition and our success depends on our ability to maintain and enhance our brand image and reputation. In particular, we believe that maintaining and enhancing the Titleist, Scotty Cameron, Vokey, FootJoy and KJUS brands is critical to maintaining and expanding our customer base. Maintaining, promoting and enhancing our brands may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us and reduce long‑term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Also, as we seek to grow our presence in existing and expand into new geographic or product markets, consumers in these markets may not accept our brand image and may not be willing to pay a premium to purchase our products as compared to other brands. We anticipate that as our business continues to grow our presence in existing and expand into new markets, maintaining and enhancing our brands may become increasingly difficult and expensive. If we are unable to maintain or enhance the image of our brands, it could materially adversely affect our business, financial condition and results of operations.
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
Our sales can also be affected by the launch timing of new products. Product introductions generally stimulate sales as the golf retail channel takes on inventory of new products. Reorders of these new products then depend on the rate of sell‑through. Announcements of new products can often cause our customers to defer purchasing additional golf equipment until our new products are available. Our varying product introduction cycles, which are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations – Cyclicality,” Item 7 of Part II to this report, may cause our results of operations to fluctuate as each product line has different volumes, prices and margins.
We have significant international operations and are exposed to risks associated with doing business globally.
We sell and distribute our products directly in many key international markets in Europe, Asia, North America and elsewhere around the world. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, in the United States there are a limited number of suppliers of certain raw materials and components for our products as well as finished goods that we sell, and we have increasingly become more reliant on suppliers and vendors located outside of the United States. The operation of foreign distribution in our international markets, as well as the management of relationships with international suppliers and vendors, will continue to require the dedication of management and other resources. We also manufacture certain of our products outside of the United States, including some of our golf balls and substantially all of our golf gloves in Thailand and the majority of our golf shoes through our joint venture in China.

The current U.S. presidential administration may support and introduce certain new tax, trade and tariff proposals, modifications to international trade policy and other changes, which may affect U.S. trade relations with other countries. Further, any changes in global or national political movements or trade policies could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations. While the United Kingdom's exit from the European Union ("Brexit") on December 31, 2020 is now complete, policies and border control procedures continue to evolve and we continue to monitor the impact from related costs and on product transit times into the European Union and United Kingdom.
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
We establish relationships with professional golfers in order to use, validate and promote Titleist and FootJoy branded products. We have entered into endorsement arrangements with members of the various worldwide professional golf tours. We believe that professional usage of our products validates the performance and quality of our products and contributes to retail sales. We therefore spend a significant amount of money to secure professional usage of our products. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash incentives and specially designed products. There is a great deal of competition to secure the representation of tour professionals. As a result, it is expensive to attract and retain such tour professionals and we may lose the endorsement of these individuals, even prior to the expiration of the applicable contract term. The inducements offered by other companies could result in a decrease in usage of our products by professional golfers or limit our ability to attract other tour professionals. A decline in the level of professional usage of our products, or a significant increase in the cost to attract or retain endorsers, could materially adversely affect our business, financial condition and results of operations.
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
We use United Parcel Service and FedEx Corporation for substantially all ground shipments of products to our U.S. customers. We use ocean shipping services and air carriers for most of our international shipments of products. In addition, many of the components we use to manufacture and assemble our products are shipped to us via ocean shipping and air carrier. If there are changes in trade or tariff laws which result in customs processing delays or any significant interruption in service by such providers or at shipping ports or airports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products or components in a timely and cost‑efficient manner. As a result, we could experience manufacturing delays, increased manufacturing and shipping costs, and lost sales as a result of missed delivery deadlines and product introduction and demand cycles. Any significant interruption in United Parcel Service or FedEx Corporation services, ship services, at shipping ports or air carrier services could materially adversely affect our business, financial condition and results of operations. For example, during 2022, late delivery of inbound products due to West Coast port congestion forced us to upgrade a significant portion of outbound freight to express parcel services in order to meet customer delivery date requirements. This upgrade resulted in unbudgeted increases in average cost per pound shipped. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing it could materially adversely affect our business, financial condition and results of operations.
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
There are growing risks related to the security, confidentiality, and integrity of personal and corporate information stored and transmitted electronically, consumer identity theft and user privacy due to increasingly diverse and sophisticated threats to network, systems and data security. Potential attacks span a spectrum from attacks by criminal hackers, hacktivists, or state-sponsored actors, to employee malfeasance and human or technological error. While we have implemented security measures, our computer systems may be susceptible to electronic or physical computer break‑ins, viruses and other disruptions and security breaches. Any perceived or actual unauthorized or inadvertent disclosure of personally‑identifiable information regarding visitors to our websites or otherwise or other breach or theft of the information we control, whether through a breach of our network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract website visitors, or subject us to claims or litigation and require us to repair damages suffered by consumers, result in higher insurance premiums and materially adversely affect our business, financial condition and results of operations.
Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.
A growing number of federal, state and international data privacy and security laws and regulations have been enacted that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”), which gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures and take certain other acts in furtherance of those rights. Additionally, effective starting January 1, 2023, the California Privacy Rights Act (the “CPRA”) revised and significantly expanded the scope of the CCPA. The CPRA also creates a new California data protection agency authorized to implement and enforce the CCPA and the CPRA, which could result in increased enforcement. Other states have considered and/or enacted similar privacy laws, including Virginia and Colorado, which passed privacy laws that also go into operation in 2023. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.
Outside of the U.S., data protection laws, including the E.U. General Data Protection Regulation (the “GDPR”), which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) ("UK GDPR"), also apply to some of our operations. Legal requirements in many countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws. Failure to comply with federal, state and international data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and adverse publicity and could negatively affect our business, financial condition and results of operations.
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
Our goodwill and identifiable intangible assets, which consist of goodwill from acquisitions, trademarks, patents, completed technology, customer relationships, licensing fees, and other intangible assets, represented 34% of our total assets as of December 31, 2022.

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
As of December 31, 2022, we had $567.8 million of indebtedness. As of December 31, 2022, we had available borrowings under our revolving credit facility of $416.8 million after giving effect to $6.9 million of outstanding letters of credit and we had available borrowings remaining under our local credit facilities of $25.6 million. As of December 31, 2022, we had no outstanding interest rate swap contracts to hedge the interest rate risk on our variable rate debt.
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
We may utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we may be exposed to risks related to counterparty credit worthiness or non‑performance of these instruments.
    We may enter into pay‑fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We may be exposed to credit‑related losses, which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non‑performance by the counterparties to the interest rate swaps.
    Risks Related to Ownership of Our Common Stock
The interests of Magnus and Fila and any of their successors or transferees may conflict with other holders of our common stock.
    As of December 31, 2022, Magnus, which is wholly‑owned by Fila, beneficially owned approximately 53.4% of our outstanding common stock. Fila is able to control the election and removal of our directors and thereby effectively determine, among other things, the payment of dividends, our corporate and management policies, including potential mergers or acquisitions or asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws, and other significant corporate transactions for so long as Magnus retains significant ownership of us. So long as Fila owns Magnus and Magnus continues to own a significant amount of our voting power, even if such amount is less than 50%, Fila will continue to be able to strongly influence or effectively control our decisions. The interests of Fila and Magnus may not coincide with the interests of other holders of our common stock.
    By controlling the election and removal of our directors, Fila is able to effectively determine the payment of dividends on our common stock. Magnus may cause us to pay dividends on our common stock at times or in amounts that may not be in the best interest of us or other holders of our common stock. For example, it may be in the interest of Magnus and Fila to cause the payment of dividends on our common stock in order to satisfy obligations under loan agreements they may enter into from time to time. See “- We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock.”

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
We are a “controlled company” within the meaning of the rules of the NYSE. As a result, we will qualify for, and may rely upon, exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.
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
    Magnus, which is wholly‑owned by Fila, controls 37,104,008 shares, or approximately 53.4%, of our outstanding common stock as of December 31, 2022. On January 23, 2023,we purchased an additional 2,168,528 shares of our common stock from Magnus, bringing Fila's ownership of our outstanding common stock to approximately 52.1%. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Consequently, we are not required to comply with certain of the NYSE corporate governance requirements, such as the requirement to have a majority of independent directors on our Board of Directors, or the requirement to have a compensation committee and nominating and corporate governance committee comprised of independent directors. We may rely on one or more of the exemptions going forward. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
During 2022, our Board of Directors authorized us to repurchase up to an additional $250.0 million of our issued and outstanding common stock, bringing the total authorization up to $450.0 million. On February 9, 2023, our Board of Directors authorized us to repurchase up to an additional $250.0 million of our issued and outstanding common stock, bringing the total authorization up to $700.0 million since the share repurchase program was established in 2018. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Decisions regarding the repurchase of shares will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, associated taxes, legal requirements and regulatory constraints. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. We cannot guarantee that we will repurchase shares in the future or conduct share repurchase programs.
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
We intend to pay cash dividends on our common stock, subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we expect to pay dividends, if any, only from funds we receive from our subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Certain of our existing agreements governing indebtedness, including our credit agreement, restrict our ability to pay dividends on our common stock. We expect that any future agreements governing indebtedness will contain similar restrictions. For more information, see "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy”, Item 5 of Part II to this report, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources”, Item 7 of Part II to this report.
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
As of December 31, 2022, we had 423,678,477 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities convertible into, exchangeable for, or exercisable into our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have 5,962,075 shares available for issuance under our 2015 Incentive Plan. Any shares of common stock that we issue, under our 2015 Incentive Plan or other equity incentive plans that we may adopt in the future, dilute the percentage ownership held by our existing shareholders.
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
ITEM 1B.           UNRESOLVED STAFF COMMENTS
None

ITEM 2.          PROPERTIES
Our material facilities are located worldwide as shown in the table below.

Location	Type	Facility Size(1)	Leased/Owned
Fairhaven, Massachusetts	Headquarters and Golf Ball R&D	222,720	Owned
Golf Balls
North Dartmouth, Massachusetts	Golf ball manufacturing	179,602	Owned
New Bedford, Massachusetts	Golf ball manufacturing	244,091	Owned
Amphur Pluakdaeng Rayong, Thailand	Golf ball manufacturing	230,003	Owned
New Bedford, Massachusetts	Golf ball customization and distribution center	438,007	Owned
Fairhaven, Massachusetts	Golf ball packaging	49,580	Owned
New Bedford, Massachusetts	Golf ball advanced engineering and ball cavity manufacturing	34,000	Leased
Sugarland, Texas	Golf ball recycling and distribution center	87,214	Leased
Golf Clubs, Wedges and Putters
Carlsbad, California	Golf club assembly and R&D	165,485	Leased
San Marcos, California	Putter research	19,200	Leased
Encinitas, California	Putter fitting and sales	3,754	Leased
Tochigi, Japan	Golf club assembly	20,376	Leased
FootJoy
Fuzhou, Fujian, China (40% owned joint venture)	Golf shoe manufacturing and distribution center	525,031	Building Owned/Land Leased
Brockton, Massachusetts	Golf shoe R&D, custom glove assembly and distribution center	146,000	Leased
Sriracha Chonburi, Thailand	Golf glove manufacturing	112,847	Building Owned/Land Leased
Sales Offices and Distribution Centers (used by multiple reportable segments)
Fairhaven, Massachusetts	East Coast customization and distribution center	185,370	Owned
Vista, California	West Coast distribution center and golf bag embroidery	102,319	Leased
Cambridgeshire, United Kingdom	Sales office and distribution center, as well as golf club assembly and golf ball customization	156,326	Owned
Helmond, The Netherlands	Sales office and distribution center	69,965	Leased
Victoria, Australia	Sales office and distribution center, as well as golf club assembly	37,027	Leased
Ontario, Canada	Sales office and distribution center	102,057	Leased
Randburg, South Africa	Sales office and distribution center, as well as golf club assembly	25,060	Leased
Yongin-shi, Korea	Distribution center, golf ball customization and golf club assembly	174,982	Leased
Product Testing and Fitting Centers (Golf Balls and Golf Clubs)
Acushnet, Massachusetts	East Coast product testing and fitting for golf balls and golf clubs	22 acres total, including 7,662 square foot building	Owned
Oceanside, California	West Coast product testing and fitting for golf balls and golf clubs (Titleist Performance Institute)	30 acres total, including 20,539 square foot building	Owned

(1)Facility size represents square footage of the building, unless otherwise noted.
We have additional sales offices and facilities in Colorado, Hawaii, Utah, New Zealand, Malaysia, Singapore, Hong Kong, Taiwan, Japan, Korea, Thailand, Sweden, France, Germany and Switzerland. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

ITEM 3.            LEGAL PROCEEDINGS
We are party to lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.
ITEM 4.           MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers
Set forth below is information concerning the Company’s executive officers as of March 1, 2023.

Name	Age	Position
David Maher	55	President and Chief Executive Officer
Mary Lou Bohn	62	President, Titleist Golf Balls
Steven Pelisek	62	President, Titleist Golf Clubs
John (Jay) Duke, Jr.	54	President, Titleist Golf Gear
Christopher Lindner	54	President, FootJoy
Thomas Pacheco	54	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Roland Giroux	62	Executive Vice President, Chief Legal Officer and Corporate Secretary
Brendan Reidy	45	Executive Vice President, Chief People Officer
Roger Czuchra	53	Executive Vice President, Chief Technology and Digital Officer
David Maher, 55, joined the Company in 1991 and was appointed President and Chief Executive Officer in January 2018. From 2001 through 2017, Mr. Maher held a variety of roles at the Company’s Fairhaven, Massachusetts headquarters, including Vice President, Titleist U.S. Sales; Senior Vice President, Titleist Worldwide Sales and Global Operations; and Chief Operating Officer. Prior to that, Mr. Maher spent several years in Northern California as a Titleist Sales Representative and Northwest Regional Sales Manager, and previously gained valuable experience in the Company’s professional development program, working at the Company’s golf ball operations in Massachusetts, the FootJoy factory in Brockton, Massachusetts and in the Company’s Southern California golf club operations. Mr. Maher holds a B.S. in Finance from Babson College.
Mary Lou Bohn, 62, joined the Company in 1987 and was appointed President, Titleist Golf Balls in 2016. Prior to that, Ms. Bohn held positions at the Company of Executive Vice President, Titleist Golf Balls and Communications; Vice President Golf Ball Marketing and Titleist Communications; Vice President, Advertising & Communications; and Director, Titleist Advertising. Ms. Bohn holds a B.S./B.A. in Marketing from the University of New Hampshire.
Steven Pelisek, 62, joined the Company in 1993 and was appointed President, Titleist Golf Clubs in 2016. Prior to that, Mr. Pelisek held positions at the Company of General Manager, Titleist Golf Clubs and Vice President, Club Sales for both the Titleist and Cobra golf club brands. In addition, Mr. Pelisek has held both Marketing and Field Sales positions with the Company and with Lynx Golf. Mr. Pelisek holds a B.S. in Engineering and an M.S. in Civil Engineering, both from the University of Maryland.
John (Jay) Duke, Jr., 54, joined the Company and was appointed President, Titleist Golf Gear in 2014. Prior to joining the Company, Mr. Duke was Vice President and Global Franchise Leader for Hasbro - Transformers Global Brand from 2012-2014, President of Karhu Holdings BV from 2008-2012, and held senior general management and strategy positions with Converse Inc. (a subsidiary of Nike, Inc.). Mr. Duke also spent time earlier in his career working for Morgan Stanley’s Investment Banking Division and in general management positions with Reebok International Ltd. Mr. Duke holds a B.A. in Economics and History from Boston College and an MBA from Duke University.

Christopher Lindner, 54, joined the Company and was appointed President, FootJoy in 2016. Prior to joining the Company, Mr. Lindner held positions at Wolverine Worldwide Inc. from 2010 to 2016 where he was President of Keds; Chief Marketing Officer and Senior Vice President of Business Development for Sperry; and Chief Marketing Officer and Senior Vice President of North America Sales for Saucony. Prior to 2010, Mr. Lindner held various positions with Nike, Inc., including as Vice President of Global Marketing for Converse and Vice President of Global Marketing for Bauer Hockey, and leadership positions with Electronic Arts. Mr. Lindner graduated from the University of St. Thomas with a B.A. in Business Administration – Management.
Thomas Pacheco, 54, joined the Company in 2017 and was appointed Executive Vice President, Chief Financial Officer and Chief Accounting Officer in January 2019. Prior to that, Mr. Pacheco was Senior Vice President, Finance and Chief Accounting Officer from April 2017 to December 2018. Prior to joining the Company, Mr. Pacheco was Senior Vice President, Finance and Chief Audit Executive of Dell Technologies from September 2016 to March 2017. Prior to September 2016, Mr. Pacheco served as Senior Vice President, Finance and Chief Accounting Officer at EMC until it was acquired by Dell Technologies. He joined EMC in 2005 and held several roles in Finance including Assistant Corporate Controller, CFO - Cloud Services Division and Senior Director of Corporate Accounting and Reporting. Mr. Pacheco is a Certified Public Accountant and holds an M.B.A from the University of North Carolina and a B.S. in Accounting from Providence College.
Roland Giroux, 62, joined the Company in 2000 and was appointed Executive Vice President, Chief Legal Officer and Corporate Secretary in July 2021. Prior to that, Mr. Giroux held a number of positions with the Company, most recently as Vice President and Associate General Counsel beginning in 2017. Prior to joining the Company, Mr. Giroux was Counsel for Fortune Brands, Inc. and worked at Chadbourne and Parke LLP in the Corporate and Project Finance practice groups. Mr. Giroux holds a B.S. in Chemical Engineering from Rensselaer Polytechnic Institute, an M.B.A. from Long Island University and a J.D. from Pace University.
Brendan Reidy, 45, joined the Company in January 2019 and was appointed Executive Vice President, Chief People Officer in February 2021. Prior to that, Mr. Reidy was the Company’s Senior Vice President, Chief Human Resources Officer from January 2019 to February 2021. Prior to joining the Company, he was Vice President Human Resources - Organizational Effectiveness at Biogen, Inc. from January 2015 to April 2018, where he had responsibility for talent management, global learning, culture initiatives and people analytics, and also led HR for the global R&D organization and Global Commercial Operations. Prior to Biogen, Mr. Reidy worked at P&G and Gillette and held a number of positions in HR including as Country HR Manager for Costa Rica and as a leader of key integration projects for the integration of P&G and Gillette. Mr. Reidy holds a B.A. in English from Stonehill College.
Roger Czuchra, 53, joined the Company in November 2022 and was appointed Executive Vice President, Chief Technology and Digital Officer. Prior to joining the Company, he was the Chief Information Officer at Centric Brands from May 2019 to November 2022 and Chief Information Officer, North & Central America at Legrand from July 2015 to May 2019, where he was responsible for developing a global technology foundation and creating a digital-first strategy. Mr. Czuchra has extensive experience with business analytics and transforming the way diverse, global organizations leverage technology for long-term success. Prior to Legrand, he worked at Stanley Black & Decker. Mr. Czuchra holds a B.S. in Business Management from Albertus Magnus College and a Master of Science in Organizational Leadership from Quinnipiac University School of Business.

PART II
ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “GOLF” since October 28, 2016.
On February 24, 2023, the last reported sales price of our common stock on the NYSE was $49.11 per share and there were eleven record holders of our common stock.
Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Durables & Apparel Index for the period commencing December 31, 2017 through December 31, 2022. Index data was furnished by FactSet. The graph assumes that $100 was invested on December 31, 2017 in each of our common stock, the S&P 500 Index, and the S&P 500 Consumer Durables & Apparel Index and that all dividends were reinvested.

Comparison of Cumulative Total Returns

	31-Dec-17	31-Dec-18	31-Dec-19	31-Dec-20	31-Dec-21	31-Dec-22
Acushnet Holdings Corp.	$100.00	$102.10	$160.92	$204.66	$271.57	$220.75
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 Consumer Durables & Apparel	$100.00	$88.04	$118.33	$142.22	$174.02	$122.93
Recent Sales of Unregistered Securities
None.
Dividend Policy
We paid a total of $52.2 million, $49.2 million, and $46.1 million in dividends on our common stock during the years ended December 31, 2022, 2021 and 2020, respectively. We expect to pay future quarterly cash dividends on our common stock, subject to the discretion of our Board of Directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our Board of Directors may deem relevant. Our dividend policy may be changed or terminated in the future at any time without advance notice. For a description of the restrictions on our ability to pay dividends under our credit agreement, see  “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements – Note 11 – Debt and Financing Arrangements.”

Issuer Purchases of Equity Securities
On June 7, 2018, our Board of Directors authorized us to repurchase up to an aggregate of $20.0 million of our issued and outstanding common stock from time to time. On February 14, 2019, our Board of Directors authorized us to repurchase up to an additional $30.0 million of our issued and outstanding common stock. On February 11, 2020, our Board of Directors authorized us to repurchase up to an additional $50.0 million of our issued and outstanding common stock. On October 20, 2021, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our issued and outstanding common stock. On April 28, 2022, our Board of Directors authorized us to repurchase up to an additional $150.0 million of our issued and outstanding common stock. On July 26, 2022, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our issued and outstanding common stock, bringing the total authorization up to $450.0 million. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
The following table provides information relating to the Company’s purchase of common stock for the fourth quarter of 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
October 1, 2022 - October 31, 2022	369,382	$44.85	369,382	$191,857
November 1, 2022 - November 30, 2022	375,000	45.34	375,000	174,854
December 1, 2022 - December 31, 2022	387,089	45.05	387,089	157,416
Total	1,131,471	$45.08	1,131,471	$157,416
_____________________________________________________________________________
(1)    In connection with our share repurchase program, we have entered into certain share repurchase agreements with Magnus Holdings Co., Ltd. ("Magnus"), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market at the same weighted average per share price. In relation to these agreements, we recorded a liability of $92.6 million to purchase an additional 2,000,839 shares of common stock from Magnus as of December 31, 2022. See “Notes to Consolidated Financial Statements-Note 16-Common Stock,” Item 8 of Part II, included elsewhere in this report, for disclosures related to the Magnus share repurchase agreements.
(2)     On February 9, 2023, the Board of Directors authorized us to repurchase up to an additional $250.0 million of our issued and outstanding common stock, bringing the total authorization up to $700.0 million since the share repurchase program was established in 2018.
ITEM 6.            Reserved

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
Our financial results and operations continue to be impacted by the macroeconomic environment, including the ongoing COVID-19 pandemic. Global supply chain issues, the impact of inflation and the impact of changes in foreign currency exchange rates have resulted in constrained raw material, component and sourced product availability and increased raw material and other input costs, including higher freight expense. These increased costs negatively impacted cost of sales for the year ended December 31, 2022, resulting in a lower gross margin as compared to the year ended December 31, 2021. The impact of inflation, particularly in the form of higher raw material costs, as well as the impact of changes in foreign currency exchange rates, is expected to continue in 2023; however, to a lesser extent than experienced in 2022.
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
Key Factors Affecting Our Results of Operations
Rounds of Play
We generate substantially all of our sales from the sale of golf‑related products, including golf balls, golf clubs, golf shoes, golf gloves, golf gear and golf apparel. The demand for golf‑related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. While rounds of play had been relatively stable for years, the game experienced an approximate 8% global increase in rounds in both 2021 and 2020 as dedicated golfers took full advantage of favorable weather, hybrid work schedules and an increase in discretionary time due to the circumstances attendant to the COVID-19 pandemic. The game of golf remained in high demand in 2022, with the number of rounds played approximately 16% higher than the number of rounds played in 2019. We anticipate that rounds of golf played will remain resilient in 2023, driven by golfer demographics, dedicated golfers and economic conditions.

Economic Conditions
Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to spend their time and money to play golf and make discretionary purchases of golf products when economic conditions are favorable and when consumers feel confident and prosperous. Discretionary spending on golf and the golf products we sell is affected by consumer spending habits, as well as by many macroeconomic factors, including general business conditions, stock market prices and volatility, corporate spending, housing prices, the rate of inflation, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Consumers may reduce or postpone purchases of our products as a result of shifts in consumer spending habits as well as during periods when economic uncertainty increases, disposable income is lower, or during periods of actual or perceived unfavorable economic conditions.
Demographic Factors
Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 years and above, primarily “gen‑xers,” “baby boomers” and, increasingly, "millennials" who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic, as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, promising developments in golf include the generational shift with millennial golfers making their marks at both professional and amateur levels and, in 2022, accounting for 25% of golfers overall in the U.S., and the increase in the number of juniors (ages 6-17) who play golf in recent years.
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
Seasonality
In general, during the first quarter, we begin selling our products into the golf retail channel for the new golf season. This initial sell‑in generally continues into the second quarter. Our second‑quarter sales are significantly affected by the amount of sell‑through, in particular the amount of higher value discretionary purchases made by customers, which drives the level of reorders of the products sold during the first quarter. Our third‑quarter sales are generally dependent on reorder business, and are generally lower than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Our fourth‑quarter sales are generally less than the other quarters due to the end of the golf season in many of our key markets, but can also be affected by key product launches. This seasonality, and therefore quarter to quarter fluctuations, can be affected by many factors, including weather conditions as discussed previously under “-Weather Conditions” and the timing of new product introductions as discussed below under “-Cyclicality.” This seasonality affects sales in each of our reportable segments differently. In general, however, because of this seasonality, a larger portion of our sales and profitability generally occurs during the first half of the year.
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
Product Life Cycles
Titleist Golf Balls Segment
We generally launch new Titleist golf ball models on a two-year cycle. In general, in odd-numbered years, we launch our premium performance models, Pro V1 and Pro V1x, in the first quarter and in even-numbered years, we launch our premium performance AVX model and most performance models in the first and second quarters. For new golf ball models, sales occur at a higher rate in the year of the initial launch than in the second year. Given the Pro V1 franchise is our highest volume and our highest priced product in this product category, we typically have higher net sales in our Titleist golf ball segment in odd-numbered years.
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
•Vokey Design wedges in the first quarter of even‑numbered years, with the majority of sales generated by such new products occurring in the spring and summer of such even‑numbered years; and
•Scotty Cameron putters in the first quarter, with the majority of sales generated by such new products occurring in the spring and summer of the year in which they are launched. Historically, Select models were launched in even‑numbered years and Phantom X models launched in odd‑numbered years, however, as a result of the market disruptions caused by the COVID-19 pandemic, we now launch Phantom X models in even-numbered years and Select models in odd-numbered years.
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
Foreign Currency
Net sales generated outside of the United States by our non‑U.S. subsidiaries represent approximately 50% of our net sales in each of the three years ended December 31, 2022. Substantially all of these net sales generated outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by our non‑U.S. subsidiaries are made in U.S. dollars. For each of the three years ended December 31, 2022, approximately 85% of our cost of goods sold incurred by our non‑U.S. subsidiaries was denominated in U.S. dollars. Because our non‑U.S. subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of our non‑U.S. subsidiaries.

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
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated non‑U.S. subsidiaries from their local currency into U.S. dollars. In each of the three years ended December 31, 2022, approximately one-half of our net sales and one-third of our total operating expenses (which amounts represent substantially all of the operating expenses incurred by our non‑U.S. subsidiaries) were denominated in foreign currencies. Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Year ended December 31,
(in thousands)	2022	2021	2020
Net sales	$2,270,336	$2,147,930	$1,612,169
Cost of goods sold	1,091,103	1,029,493	782,333
Gross profit	1,179,233	1,118,437	829,836
Operating expenses:
Selling, general and administrative	833,422	795,422	610,603
Research and development	56,393	55,335	48,942
Intangible amortization(1)	7,885	7,868	11,629
Restructuring charges	—	—	13,207
Income from operations	281,533	259,812	145,455
Interest expense, net	13,269	7,709	15,630
Other expense, net	8,829	4,280	16,776
Income before income taxes	259,435	247,823	113,049
Income tax expense	54,351	63,583	13,038
Net income	205,084	184,240	100,011
Less: Net income attributable to noncontrolling interests	(5,806)	(5,367)	(4,005)
Net income attributable to Acushnet Holdings Corp.	$199,278	$178,873	$96,006
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$199,278	$178,873	$96,006
Interest expense, net	13,269	7,709	15,630
Income tax expense	54,351	63,583	13,038
Depreciation and amortization (1)	41,706	41,243	45,429
Share-based compensation	24,083	27,639	16,016
Restructuring and transformation costs(2)	—	2,429	15,589
Beam indemnification expense (3)	—	—	9,871
Other extraordinary, unusual or non-recurring items, net (4)(5)	(85)	1,494	17,600
Net income attributable to noncontrolling interests	5,806	5,367	4,005
Adjusted EBITDA	$338,408	$328,337	$233,184
Adjusted EBITDA margin	14.9%	15.3%	14.5%
___________________________________
(1)     The year ended December 31, 2020 includes a goodwill impairment loss of $3.8 million related to KJUS.
(2)    Relates to severance and other costs associated with management's program to refine our business model and improve operational efficiencies.
(3)    Includes non-cash indemnification expense related to tax audits for the periods in which we were owned by Beam Suntory, Inc. (“Beam”).
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

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
Titleist golf balls	$678.8	$667.6	$11.2	1.7%	$37.9	5.7%
Titleist golf clubs	609.6	551.5	58.1	10.5%	89.7	16.3%
Titleist golf gear	204.9	192.6	12.3	6.4%	24.1	12.5%
FootJoy golf wear	618.0	580.6	37.4	6.4%	71.1	12.2%
Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change	$ change	% change
United States	$1,227.8	$1,125.0	$102.8	9.1%	$102.8	9.1%
EMEA(1)	321.5	296.0	25.5	8.6%	60.6	20.5%
Japan	161.0	188.0	(27.0)	(14.4)%	4.2	2.2%
Korea	312.7	322.6	(9.9)	(3.1)%	29.6	9.2%
Rest of World	247.3	216.3	31.0	14.3%	43.5	20.1%
Total net sales	$2,270.3	$2,147.9	$122.4	5.7%	$240.7	11.2%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
(in millions)	2022	2021	$ change	% change
Titleist golf balls	$112.7	$106.2	$6.5	6.1%
Titleist golf clubs	100.9	75.4	25.5	33.8%
Titleist golf gear	11.7	14.7	(3.0)	(20.4)%
FootJoy golf wear	37.0	44.2	(7.2)	(16.3)%

Net Sales
For the year ended December 31, 2022, net sales increased 5.7%, or 11.2% on a constant currency basis, compared to the year ended December 31, 2021. The increase was driven by growth across all reportable segments primarily as a result of higher sales volumes and higher average selling prices.
The increase in net sales in the United States was primarily as a result of increases of $51.2 million in Titleist golf clubs, $20.6 million in Titleist golf balls, $13.8 million in FootJoy golf wear and $10.1 million in Titleist golf gear. The increase in Titleist golf clubs was primarily driven by higher sales volumes of SM9 wedges, Phantom X putters, T-Series irons and our newly introduced TSR drivers and fairways. The increase in Titleist golf balls was primarily due to higher average selling prices and higher sales volumes. The increase in FootJoy golf wear was primarily driven by higher average selling prices of footwear and higher sales volumes of apparel. The increase in Titleist golf gear was primarily driven by higher average selling prices across all product categories.
Net sales in regions outside of the United States increased 1.9%, or 13.5% on a constant currency basis. In EMEA, net sales increased across all reportable segments, with the first quarter of 2022 having the largest increase due to the adverse impact of government-ordered shutdowns in this region during the first quarter of 2021. In Korea and Rest of World, net sales increased across all reportable segments. In Japan, net sales increased in FootJoy golf wear and Titleist golf clubs.
Gross Profit
Gross profit increased $60.8 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Gross margin decreased to 51.9% for the year ended December 31, 2022 compared to 52.1% for the year ended December 31, 2021. The increase in gross profit primarily resulted from an increase of $35.8 million in Titleist golf clubs and an increase of $13.9 million in FootJoy golf wear, both primarily due to sales volume increases. These increases were partially offset by increased inbound freight costs and the unfavorable impact of changes in foreign currency exchange rates across all reportable segments. The decrease in gross margin was primarily due to increased inbound freight costs across all reportable segments.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $38.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase of $26.5 million in selling expense due to higher sales volumes across all reportable segments and higher third party distribution expenses in FootJoy golf wear and Titleist golf gear, as well as an increase of $15.2 million in administrative expense primarily due to higher expenses related to information technology-related investments. These increases were partially offset by a decrease of $4.5 million in advertising and promotional expenses and a decrease in employee related expenses. SG&A also includes an increase of $8.5 million in foreign currency transaction losses, offset in part by an increase in gains on foreign exchange forward contracts of $2.5 million. Overall, SG&A included a favorable impact of changes in foreign currency exchange rates of $32.5 million across all expense categories and reportable segments.
Interest Expense, net
Interest expense, net increased $5.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase was primarily due to an increase in interest rates for the year ended December 31, 2022, as well as an increase in borrowings, offset in part by a decrease in losses from interest rate swaps.
Other Expense, net
Other expense, net increased $4.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to an increase in the non-service cost component of net periodic benefit expense, as well as changes in the fair value of Rabbi trust assets.
Income Tax Expense
Income tax expense decreased $9.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Our effective tax rate ("ETR") was 20.9% for the year ended December 31, 2022 compared to 25.7% for the year ended December 31, 2021. The decrease in ETR was primarily driven by changes in our jurisdictional mix of earnings.

Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 1.7%, or 5.7% on a constant currency basis, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by higher sales volumes and average selling prices. Sales volumes were negatively impacted by certain raw material availability.
Operating income in our Titleist golf balls segment increased $6.5 million, or 6.1%, compared to the prior year period. The increase in operating income resulted from higher gross profit of $9.0 million, partially offset by higher operating expenses of $2.4 million. The increase in gross profit was primarily driven by sales volume increases and higher average selling prices, partially offset by higher manufacturing costs and higher inbound freight costs. Operating expenses increased primarily as a result of increases of $3.5 million and $1.5 million in administrative and selling expenses, respectively, partially offset by a decrease of $2.4 million in advertising and promotional expenses.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 10.5%, or 16.3% on a constant currency basis, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was largely due to higher sales volumes of our SM9 wedges launched in the first quarter of 2022, Phantom X putters launched in the second quarter of 2022, T-Series irons launched in the third quarter of 2021 and TSR drivers and fairways launched in the third quarter of 2022. This increase was partially offset by lower sales volumes of second model year hybrids.
Operating income in our Titleist golf clubs segment increased $25.5 million, or 33.8%, compared to the prior year period. The increase in operating income resulted from higher gross profit of $35.8 million, partially offset by higher operating expenses of $10.2 million. The increase in gross profit was primarily due to higher sales volumes, partially offset by increased inbound freight and component costs and the unfavorable impact of changes in foreign currency exchange rates. Higher operating expenses were primarily as a result of an increase of $7.0 million in selling expense primarily due to higher distribution expenses and an increase of $4.3 million in administrative expenses, partially offset by a decrease of $2.1 million in advertising and promotional expenses.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 6.4%, or 12.5% on a constant currency basis, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to higher average selling prices across all product categories.
Operating income in our Titleist golf gear segment decreased $3.0 million, or 20.4%, compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $4.7 million, partially offset by higher gross profit of $1.7 million. Gross profit increased due to higher average selling prices, partially offset by increased inbound freight costs. Operating expenses increased primarily as a result of an increase of $2.9 million in selling expense due to higher third party distribution expenses.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased 6.4%, or 12.2% on a constant currency basis, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to increased sales volumes across all product categories.
Operating income in our FootJoy golf wear segment decreased $7.2 million, or 16.3% compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $21.2 million, partially offset by higher gross profit of $13.9 million. Gross profit increased primarily as a result of sales volume increases, partially offset by increased inbound freight costs and the unfavorable impact of changes in foreign currency exchange rates. Operating expenses increased primarily as a result of an increase of $16.4 million in selling expense due to higher sales volumes and higher third party distribution expenses, as well as an increase of $4.6 million in administrative expense.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
A detailed review of our results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Annual Report for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, and is incorporated herein by reference.

Liquidity and Capital Resources
Our primary cash needs relate to working capital, capital expenditures, servicing our debt, paying dividends, pension contributions and repurchasing shares of our common stock. Additionally, from time to time, we may make strategic acquisitions and investments to complement our products, technologies or businesses, which could impact our liquidity needs. We expect to rely on cash flows from operations and borrowings under our revolving credit facility and local credit facilities as our primary sources of liquidity.
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
As of December 31, 2022, we had $57.1 million of unrestricted cash and cash equivalents (including $13.7 million attributable to our FootJoy golf shoe variable interest entity). As of December 31, 2022, 96.1% of our total unrestricted cash and cash equivalents was held at our non‑U.S. subsidiaries, including our FootJoy golf shoe variable interest entity. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
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
As of December 31, 2022, we had $416.8 million of availability under our revolving credit facility after giving effect to $6.9 million of outstanding letters of credit. Additionally, we had $25.6 million available under our local credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2022, we were in compliance with all covenants under our credit agreement.
See "Notes to Consolidated Financial Statements- Note 11- Debt and Financing Arrangements," Item 8 of Part II included elsewhere in this report, for a description of our credit facilities and related credit agreements. Additionally, see "Risk Factors - Risks Related to Our Indebtedness", Item 1A of Part I included elsewhere in this report, for further discussion surrounding the risks and uncertainties related to our credit facilities.

Dividends and Share Repurchase Program
During the year ended December 31, 2022, we paid dividends on our common stock of $52.2 million to our shareholders. During the first quarter of 2023, our Board of Directors declared a dividend of $0.195 per share of common stock to shareholders of record as of March 10, 2023, which is payable on March 24, 2023.
As of December 31, 2022, our Board of Directors had authorized us to repurchase up to an aggregate of $450.0 million of our issued and outstanding common stock. During 2022, we repurchased 4,114,863 shares of common stock at an average price of $46.36 for an aggregate of $190.8 million. Included in this amount were 699,819 shares of common stock repurchased on January 24, 2022 from Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., for an aggregate of $37.5 million, in satisfaction of our obligations pursuant to our previously disclosed Magnus share repurchase agreement.
On June 16, 2022, we entered into a new agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market, up to an aggregate of $75.0 million at the same weighted average per share price (the "2022 Agreement"). On August 30, 2022, we amended and restated the 2022 Agreement to increase the aggregate dollar amount of shares of our common stock that we will purchase from Magnus from $75.0 million to $100.0 million (the "Amended and Restated 2022 Agreement"). As a result of purchases made on the open market subsequent to entering into the 2022 Agreement, we recorded a liability of $92.6 million to repurchase an additional 2,000,839 shares of common stock from Magnus as of December 31, 2022.
As of December 31, 2022, we had $157.4 million remaining under the current share repurchase authorization, including $100.0 million related to the Amended and Restated 2022 Agreement. On February 9, 2023, our Board of Directors authorized us to repurchase up to an additional $250.0 million of our issued and outstanding common stock, bringing the total authorization up to $700.0 million since the share repurchase program was established in 2018.
Between January 1, 2023 and January 13, 2023, we purchased an additional 167,689 shares of our common stock on the open market for an aggregate of $7.4 million, bringing the cumulative total open market purchases since the inception of the 2022 Agreement to $100.0 million. As a result, on January 23, 2023, we purchased 2,168,528 shares of our common stock from Magnus for an aggregate of $100.0 million, in satisfaction of our obligation under the Amended and Restated 2022 Agreement.
See “Notes to Consolidated Financial Statements-Note 16-Common Stock,” Item 8 of Part II, included elsewhere in this report, for a description of our share repurchase program and Magnus share repurchase agreements.
Other Acquisitions
On April 1, 2022, we acquired the outstanding equity interest in PG Golf LLC for $5.0 million, including cash consideration of $3.6 million and contingent consideration of $1.4 million. On November 4, 2022, we completed the acquisition of an 80% interest in certain assets and liabilities of TPI EDU, LLC, Onbase University, LP and Racquetfit, LP for cash consideration of $18.4 million. In addition, on December 31, 2022, we separately acquired trademarks related to our putter business for $65.0 million.
In January 2023, we acquired certain trademarks, domains and products of an industry leader specializing in premium performance golf travel products for $25.0 million.
See “Notes to Consolidated Financial Statements-Note 2-Summary of Significant Accounting Policies, Note 8-Business Combinations and Note 9-Goodwill and Intangible Assets,” Item 8 of Part II, included elsewhere in this report, for additional information regarding our acquisitions during the year ended December 31, 2022.
Capital Expenditures
We made $61.4 million of capital expenditures during the year ended December 31, 2022. Capital expenditures in 2023 are expected to be approximately $75.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go to market activities and continued investments in information technology to support our global strategic initiatives.

Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash flows from:
Operating activities	$(67,787)	$314,122	$264,425
Investing activities	(140,222)	(37,597)	(24,675)
Financing activities	(8,584)	(140,326)	(128,587)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6,180)	(5,974)	6,105
Net (decrease) increase in cash, cash equivalents and restricted cash	$(222,773)	$130,225	$117,268
Cash Flows from Operating Activities
The change in cash flows from operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was driven by changes in working capital. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates. During the year ended December 31, 2022, changes in working capital were primarily related to changes in inventory driven by many factors including an increase in demand for our product, inventory build up in anticipation of 2023 product launches, and improved inventory position and supply chain as compared with 2021.
Cash Flows from Investing Activities
The increase in cash used in investing activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily driven by cash paid for business and trademark acquisitions during the year ended December 31, 2022, as well as increased capital expenditures for the same period.
Cash Flows from Financing Activities
The decrease in cash used in financing activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to an increase in borrowings, offset in part by an increase in purchases of our common stock.
Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020
A review of our cash flow activities for the year ended December 31, 2021 as compared to the year ended December 31, 2020 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Annual Report for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022, and is incorporated herein by reference.
Contractual Obligations
Our principal contractual obligations and commitments consist of long term debt obligations, interest on debt obligations (including unused commitment fees related to our revolving credit facility), operating and finance lease obligations, purchase obligations and pension and other postretirement benefit obligations.
See "Notes to Consolidated Financial Statements-Note 11-Debt and Financing Arrangements", "Note 4-Leases", "Note 22-Commitments and Contingencies" and "Note 14-Pension and Other Postretirement Benefits" in Item 8 of Part II of this Annual Report for more information on the nature and timing of obligations for debt, leases, purchase obligations and pension and postretirement benefit plans, respectively. The future amount of interest expense payments are expected to vary as discussed in "Interest Rate Risk," Item 7A of Part II, included elsewhere in this Annual Report.
Off‑Balance Sheet Arrangements
As of December 31, 2022, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
We perform our annual impairment test of goodwill during the fourth quarter of our fiscal year. We recorded a goodwill impairment loss of $3.8 million for the year ended December 31, 2020 related to KJUS. There were no other impairment losses recorded for the years ended December 31, 2022, 2021 and 2020.
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
Our projected benefit obligations related to our pension and other postretirement benefit plans are valued using a weighted‑average discount rate of 5.16% and 5.10%, respectively, for the year ended December 31, 2022. Decreasing the discount rate by 100 basis points would have increased the projected benefit obligations of our pension and other postretirement benefit plan by approximately $30.0 million and $1.2 million, respectively, for the year ended December 31, 2022.
    Our net periodic benefit cost related to our pension and other postretirement benefit plans is calculated using a weighted average discount rate of 2.93% and 2.71%, respectively, for the year ended December 31, 2022. Decreasing the discount rate by 100 basis points would decrease net periodic pension cost by approximately $0.3 million and increase other postretirement benefit cost by approximately $0.2 million for the year ended December 31, 2022. Additionally, our net periodic benefit cost related to our pension plans is calculated using an expected return on plan assets of 3.44% for the year ended December 31, 2022. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $2.1 million for the year ended December 31, 2022.

Income Taxes
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including historical experience and short-range and long-range business forecasts. As of December 31, 2022, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax assets will not be recognized. As of December 31, 2022 and 2021, the cumulative valuation allowance against deferred tax assets was $34.1 million and $30.0 million, respectively.
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
Recently Issued Accounting Standards
We have reviewed all recently issued accounting standards and have determined that, other than as disclosed in “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies”, Item 8 of Part II, included elsewhere in this report, such accounting standards will not have a significant impact on our consolidated financial statements or do not otherwise apply to our operations.

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
Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in “Notes to Consolidated Financial Statements – Note 11 - Debt and Financing Arrangements,” Item 8 of Part II, included elsewhere in this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index. Increases in interest rates may reduce our net income by increasing the cost of our debt.
From time to time we enter into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of December 31, 2022 and 2021, there were no interest rate swap contracts outstanding. See "Notes to Consolidated Financial Statement – Note 12 - Derivative Financial Instruments," Item 8 of Part II, included elsewhere in this report, for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of December 31, 2022, we had $566.6 million of outstanding indebtedness at variable interest rates. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2022 would have resulted in an increase of $5.7 million in our annual pre-tax interest expense.
As of December 31, 2021, we had $315.1 million of outstanding indebtedness at variable interest rates (excluding unamortized debt issuance costs). The same sensitivity analysis for movement in variable interest rates as of December 31, 2021, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2021 would have resulted in an increase of $3.2 million in our annual pre‑tax interest expense.
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

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2022 was $246.4 million, representing a net settlement asset of $3.6 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of December 31, 2022, while not predictive in nature, indicated that the net settlement asset of $3.6 million would decrease by $17.9 million resulting in a net settlement liability of $14.3 million if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2021 was $228.8 million, representing a net settlement asset of $7.3 million. The same sensitivity analysis for changes in the fair value of our foreign exchange forward contracts as of December 31, 2021, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $7.3 million would decrease by $15.6 million resulting in a net settlement liability of $8.3 million.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. During the year ended December 31, 2022, the impact of inflation resulted in increased raw material and other input costs as compared to the year ended December 31, 2021. Should the current higher inflationary environment continue, including increased raw material and other input costs, our business, results of operations, financial position and cash flows could be materially impacted in the future.
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “ Exchange Act”) is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”.
Based on our assessment, our management determined that, as of December 31, 2022, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page F-2 of this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
10.1†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022 (No. 001-37935)).

10.2†
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022 (No. 001-37935)).

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

10.7
Second Amendment and Agency Resignation, Appointment and Assumption, dated as of August 2, 2022, by and among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc., Acushnet Europe Limited, certain subsidiaries of Acushnet Company, the lenders party thereto, Wells Fargo Bank, National Association, as the resigning administrative agent, and JPMorgan Chase Bank, N.A., as the successor administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2022 (No. 001-37935)).

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

10.11†	Acushnet Holdings Corp. Independent Directors Deferral Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).
10.12†	Acushnet Holdings Corp. 2015 Omnibus Incentive Plan, as amended on February 16, 2017 (filed herewith).
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

ACUSHNET HOLDINGS CORP.

	By:	/s/ David Maher
		Name:	David Maher
Date: March 1, 2023		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Maher	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2023
David Maher

/s/ Thomas Pacheco	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2023
Thomas Pacheco

*	Chairman	March 1, 2023
Yoon Soo Yoon

*	Director	March 1, 2023
Gregory Hewett

*	Director	March 1, 2023
Ho Yeon Lee

*	Director	March 1, 2023
Jan Singer

*	Director	March 1, 2023
Sean Sullivan

*	Director	March 1, 2023
Steven Tishman

*	Director	March 1, 2023
Keun Chang Yoon

*By:	/s/ Roland Giroux
	Name:	Roland Giroux
	Title:	Attorney In Fact

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Acushnet Holdings Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Acushnet Holdings Corp. and its subsidiaries (the “Company”) as of as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Accounting for Income Taxes

As described in Note 15 to the consolidated financial statements, the Company recorded income tax expense of $54.4 million for the year ended December 31, 2022 and has net deferred tax assets of $41.7 million, inclusive of a valuation allowance of $34.1 million, and total gross unrecognized tax benefits, excluding related interest and penalties, of $9.5 million as of December 31, 2022. As disclosed by management, the Company is subject to income tax in the U.S. and foreign jurisdictions. The use of significant judgments and estimates, as well as the interpretation and application of complex tax laws is required by management to determine its provision for income taxes.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes. These procedures also included, among others, testing the income tax provision, including permanent and temporary differences, the effective tax rate reconciliation, considering the Company’s compliance with tax laws, and evaluating management's assessment of whether certain tax positions are more-likely-than-not of being sustained.

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
March 1, 2023

We have served as the Company’s, or its predecessors’, auditor since at least 1976, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or its predecessors.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2022	December 31, 2021
Assets
Current assets
Cash, cash equivalents and restricted cash ($14,376 and $15,612 attributable to the variable interest entity ("VIE"))	$58,904	$281,677
Accounts receivable, net	216,695	174,435
Inventories ($17,866 and $19,385 attributable to the VIE)	674,684	413,314
Prepaid and other assets	108,793	99,750
Total current assets	1,059,076	969,176
Property, plant and equipment, net ($10,089 and $10,466 attributable to the VIE)	254,472	231,761
Goodwill ($32,312 and $32,312 attributable to the VIE)	224,814	210,431
Intangible assets, net	525,903	465,341
Deferred income taxes	47,551	60,814
Other assets ($2,083 and $2,166 attributable to the VIE)	81,991	68,313
Total assets	$2,193,807	$2,005,836
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$40,336	$116
Current portion of long-term debt	—	17,500
Accounts payable ($11,914 and $13,275 attributable to the VIE)	166,998	163,607
Accrued taxes	40,922	57,307
Accrued compensation and benefits ($1,651 and $1,511 attributable to the VIE)	98,245	113,453
Accrued expenses and other liabilities ($3,380 and $4,677 attributable to the VIE)	202,124	131,041
Total current liabilities	548,625	483,024
Long-term debt	527,509	297,354
Deferred income taxes	5,896	4,950
Accrued pension and other postretirement benefits	74,234	93,705
Other noncurrent liabilities ($2,145 and $2,218 attributable to the VIE)	54,177	43,237
Total liabilities	1,210,441	922,270
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests	6,663	3,299
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 76,321,523 and 75,855,036 shares issued	76	76
Additional paid-in capital	960,685	948,423
Accumulated other comprehensive loss, net of tax	(109,668)	(99,582)
Retained earnings	473,130	324,966
Treasury stock, at cost; 8,892,425 and 3,314,562 shares (including 2,000,839 and 537,839 of accrued share repurchase) (Note 16)	(385,167)	(131,039)
Total equity attributable to Acushnet Holdings Corp.	939,056	1,042,844
Noncontrolling interests	37,647	37,423
Total shareholders' equity	976,703	1,080,267
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,193,807	$2,005,836

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Net sales	$2,270,336	$2,147,930	$1,612,169
Cost of goods sold	1,091,103	1,029,493	782,333
Gross profit	1,179,233	1,118,437	829,836
Operating expenses:
Selling, general and administrative	833,422	795,422	610,603
Research and development	56,393	55,335	48,942
Intangible amortization	7,885	7,868	11,629
Restructuring charges	—	—	13,207
Income from operations	281,533	259,812	145,455
Interest expense, net (Note 19)	13,269	7,709	15,630
Other expense, net	8,829	4,280	16,776
Income before income taxes	259,435	247,823	113,049
Income tax expense	54,351	63,583	13,038
Net income	205,084	184,240	100,011
Less: Net income attributable to noncontrolling interests	(5,806)	(5,367)	(4,005)
Net income attributable to Acushnet Holdings Corp.	$199,278	$178,873	$96,006

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$2.77	$2.40	$1.29
Diluted	2.75	2.38	1.28
Weighted average number of common shares:
Basic	71,958,879	74,536,637	74,494,310
Diluted	72,560,098	75,265,074	75,060,610

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2022	2021	2020
Net income	$205,084	$184,240	$100,011
Other comprehensive (loss) income :
Foreign currency translation adjustments	(30,940)	(23,009)	27,281
Cash flow derivative instruments
Unrealized holding gain (loss) arising during period	10,856	10,049	(6,823)
Reclassification adjustments included in net income	(9,840)	4,991	(2,220)
Tax (expense) benefit	(585)	(4,223)	2,495
Cash flow derivative instruments, net	431	10,817	(6,548)
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	25,473	13,332	(6,362)
Tax (expense) benefit	(5,050)	(4,540)	1,475
Pension and other postretirement benefits adjustments, net	20,423	8,792	(4,887)
Total other comprehensive (loss) income	(10,086)	(3,400)	15,846
Comprehensive income	194,998	180,840	115,857
Less: Comprehensive income attributable to noncontrolling interests	(5,775)	(5,310)	(4,243)
Comprehensive income attributable to Acushnet Holdings Corp.	$189,223	$175,530	$111,614

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net income	$205,084	$184,240	$100,011
Adjustments to reconcile net income to cash flows (used in) provided by operating activities
Depreciation and amortization	41,706	41,243	45,429
Unrealized foreign exchange loss (gain)	13,568	(168)	(1,893)
Amortization of debt issuance costs	2,000	1,540	1,218
Share-based compensation	24,083	27,639	16,016
(Gain) loss on disposals of property, plant and equipment	(3,294)	156	(38)
Deferred income taxes	9,060	12,020	(3,984)
Changes in operating assets and liabilities
Accounts receivable	(58,893)	16,679	22,744
Inventories	(275,973)	(64,238)	49,006
Accounts payable	8,840	48,784	9,952
Accrued taxes	(11,427)	20,339	2,708
Other assets and liabilities	(22,541)	25,888	23,256
Cash flows (used in) provided by operating activities	(67,787)	314,122	264,425
Cash flows from investing activities
Additions to property, plant and equipment	(61,364)	(37,597)	(24,675)
Additions to intangible assets (Note 9)	(65,000)	—	—
Business acquisitions	(18,400)	—	—
Other, net	4,542	—	—
Cash flows used in investing activities	(140,222)	(37,597)	(24,675)
Cash flows from financing activities
Proceeds from (repayments of) short-term borrowings, net (Note 11)	3,362	(2,704)	(52,057)
Proceeds from revolving credit facilities (Note 11)	976,953	—	—
Repayments of revolving credit facilities (Note 11)	(414,104)	—	—
Repayments of term loan facility (Note 11)	(315,000)	(17,500)	(17,500)
Purchases of common stock	(189,111)	(65,497)	(6,976)
Payment of debt issuance costs	(2,583)	—	(1,067)
Dividends paid on common stock	(52,239)	(49,167)	(46,065)
Dividends paid to noncontrolling interests	(1,601)	(1,512)	(4,426)
Payment of employee restricted stock tax withholdings	(10,661)	(3,946)	(496)
Other, net	(3,600)	—	—
Cash flows used in financing activities	(8,584)	(140,326)	(128,587)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6,180)	(5,974)	6,105
Net (decrease) increase in cash, cash equivalents and restricted cash	(222,773)	130,225	117,268
Cash, cash equivalents and restricted cash, beginning of year	281,677	151,452	34,184
Cash, cash equivalents and restricted cash, end of year	$58,904	$281,677	$151,452

Supplemental information
Cash paid for interest to third parties	$11,632	$6,890	$14,985
Cash paid for income taxes	56,413	28,919	29,794
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	4,308	6,567	1,562
Additions to right-of-use assets obtained in exchange for operating lease obligations	28,038	8,691	22,675
Additions to right-of-use assets obtained in exchange for finance lease obligations	525	950	427
Additions to treasury stock	1,648	—	—
Dividend equivalents rights ("DERs") declared not paid	1,742	2,046	1,221
Contingent considerations (Note 2)	1,400	—	—
Additions to redeemable noncontrolling interests (Note 8)	4,600	—	—
Share repurchase liability (Note 16)	92,583	29,214	6,976

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2019	75,620	$76	$910,507	$(112,028)	$151,039	$(31,154)	$918,440	$32,386	$950,826
Net income	—	—	—	—	96,006	—	96,006	5,344	101,350
Other comprehensive income	—	—	—	15,846	—	—	15,846	—	15,846
Share-based compensation	—	—	15,363	—	—	—	15,363	—	15,363
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 17)	46	—	(485)	—	—	—	(485)	—	(485)
Purchases of common stock (Note 16)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Share repurchase liability (Note 16)	—	—	—	—	—	(6,976)	(6,976)	—	(6,976)
Dividends and dividend equivalents declared	—	—	—	—	(47,269)	—	(47,269)	—	(47,269)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(4,426)	(4,426)
Balances as of December 31, 2020	75,666	76	925,385	(96,182)	199,776	(45,106)	983,949	33,304	1,017,253
Net income	—	—	—	—	178,873	—	178,873	5,591	184,464
Other comprehensive (loss) income	—	—	—	(3,400)	—	—	(3,400)	40	(3,360)
Share-based compensation	—	—	26,984	—	—	—	26,984	—	26,984
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note17)	189	—	(3,946)	—	—	—	(3,946)	—	(3,946)
Purchases of common stock (Note 16)	—	—	—	—	—	(56,719)	(56,719)	—	(56,719)
Share repurchase liability (Note 16)	—	—	—	—	—	(29,214)	(29,214)	—	(29,214)
Dividends and dividend equivalents declared	—	—	—	—	(50,846)	—	(50,846)	—	(50,846)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,512)	(1,512)
Redemption value adjustment (Note 2)	—	—	—	—	(2,837)	—	(2,837)	—	(2,837)
Balances as of December 31, 2021	75,855	76	948,423	(99,582)	324,966	(131,039)	1,042,844	37,423	1,080,267
Purchase of equity from noncontrolling interests (Note 2)	—	—	(838)	—	—	—	(838)	(3,905)	(4,743)
Net income	—	—	—	—	199,278	—	199,278	5,751	205,029
Other comprehensive loss	—	—	—	(10,086)	—	—	(10,086)	(21)	(10,107)
Share-based compensation	—	—	23,426	—	—	—	23,426	—	23,426
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 17)	467	—	(10,326)	—	—	—	(10,326)	—	(10,326)
Purchases of common stock (Note 16)	—	—	—	—	—	(161,545)	(161,545)	—	(161,545)
Share repurchase liability (Note 16)	—	—	—	—	—	(92,583)	(92,583)	—	(92,583)
Dividends and dividend equivalents declared	—	—	—	—	(53,051)	—	(53,051)	—	(53,051)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,601)	(1,601)
Redemption value adjustment (Note 2)	—	—	—	—	1,937	—	1,937	—	1,937
Balances at December 31, 2022	76,322	$76	$960,685	$(109,668)	$473,130	$(385,167)	$939,056	$37,647	$976,703
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
The Company has evaluated and continues to evaluate the potential impact of the current macroeconomic environment on its estimates and judgements. These impacts continue to evolve, and both the full impact and duration remain highly uncertain. Accordingly, the Company's business, results of operations, financial position and cash flows could be materially impacted in ways that the Company cannot currently predict.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of December 31, 2022 and 2021. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
Noncontrolling Interests and Redeemable Noncontrolling Interests
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
On April 1, 2022, the Company acquired the outstanding equity interest in PG Golf LLC for $5.0 million, including cash consideration of $3.6 million and contingent consideration of $1.4 million, which was included in other noncurrent liabilities on the consolidated balance sheet as of December 31, 2022.
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the year ended December 31, 2022, the Company recorded a $1.9 million redemption value adjustment to decrease the carrying amount of redeemable noncontrolling interests. During the year ended December 31, 2021, the Company recorded a $2.8 million redemption value adjustment to increase the carrying value of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both December 31, 2022 and 2021.
See additional discussion regarding the redeemable noncontrolling interest acquired by the Company during the fourth quarter of 2022 in Note 8.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of December 31, 2022 and 2021, the amount of restricted cash included in cash, cash equivalents and restricted cash on the consolidated balance sheets was $1.8 million and $1.9 million, respectively. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. As of December 31, 2022 and 2021, book overdrafts in the amount of $4.4 million and $5.8 million, respectively, were recorded in accounts payable.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Substantially all of the Company's cash deposits are maintained at large, creditworthy financial institutions. The Company's deposits, at times, may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. As of December 31, 2022 and 2021, the Company had unrestricted cash and cash equivalents of $54.9 million and $65.7 million, respectively, in banks located outside the United States. The risk with respect to the Company's accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. See Note 5 for additional information.
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

Purchased intangible assets other than goodwill are amortized over their useful lives unless those lives are determined to be indefinite. Certain of the Company's trademarks have been assigned an indefinite life as the Company currently anticipates that these trademarks will contribute to its cash flows indefinitely. Indefinite-lived trademarks are reviewed for impairment annually and may be reviewed more frequently if indicators of impairment are present. Impairment losses are recorded to the extent that the carrying value of the indefinite-lived intangible asset exceeds its fair value. The Company measures the fair value of its trademarks using the relief-from-royalty method, which estimates the present value of royalty income that could be hypothetically earned by licensing the brand name to a third party over the remaining useful life. See Note 9 for additional information.
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
Debt Issuance Costs
The Company defers costs directly associated with acquiring third-party financing. These debt issuance costs are amortized as interest expense over the term of the related indebtedness. Debt issuance costs associated with the revolving credit facilities are included in other assets and debt issuance costs associated with all other indebtedness are netted against long-term debt on the consolidated balance sheets. See Note 11 for additional information.
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
The Company’s derivative instrument assets and liabilities are carried at fair value determined according to the fair value hierarchy described above (Note 12 and 13). The carrying value of accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company's variable interest rate debt approximates fair value due to the variable nature of the interest rate.
See Note 13 for additional information regarding the Company's fair value measurements.
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
To calculate the U.S. pension and postretirement benefit plan expense in 2022, 2021 and 2020, the Company applied the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for the benefit payments in order to calculate interest cost and service cost. See Note 14 for additional information.
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
Beam indemnified certain tax obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company (Note 22). These estimated tax obligations were recorded in accrued taxes and other noncurrent liabilities, and the related indemnification receivable were recorded in other assets on the consolidated balance sheets. Any changes in the value of these specifically identified tax obligations were recorded in the period identified in income tax expense and the related change in the indemnification asset was recorded in other expense, net on the consolidated statements of operations. See Note 15 for additional information.
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
Product Warranty
The Company has defined warranties generally ranging from one to two years. Products covered by the defined warranty policies primarily include all Titleist golf products, FootJoy golf shoes, and FootJoy golf outerwear. These product warranties generally obligate the Company to pay for the cost of replacement products, including the cost of shipping replacement products to its customers. The estimated cost of satisfying future warranty claims is accrued at the time the sale is recorded. In estimating future warranty obligations, the Company considers various factors, including its warranty policies and practices, the historical frequency of claims, and the cost to replace or repair products under warranty. See Note 10 for additional information.
Advertising and Promotion
Advertising and promotional costs are included in selling, general and administrative expense on the consolidated statements of operations and include product endorsement arrangements with members of the various professional golf tours, media placement and production costs (television, print and internet), tour support expenses and point-of-sale materials. Advertising production costs are expensed as incurred. Media placement costs are expensed in the month the advertising first appears. Product endorsement arrangements are expensed based upon the specific provisions of player contracts. Advertising and promotional expense was $211.9 million, $216.4 million and $162.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Selling
Selling expenses including field sales, sales administration, shipping and handling costs and commissions paid on certain retail sales are included in selling, general and administrative expense on the consolidated statements of operations. Shipping and handling costs included in selling expenses were $56.0 million, $52.4 million and $35.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Research and Development
Research and development is expensed as incurred and includes product development costs, product improvement costs, product engineering costs and process improvement costs.
Foreign Currency Translation and Transactions
Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rates of exchange for the reporting period. The related translation adjustments are recorded as a component of accumulated other comprehensive loss, net of tax. Transactions denominated in a currency other than functional currency are re-measured into functional currency with the resulting transaction gain or loss recorded as selling, general and administrative expense on the consolidated statements of operations.

Foreign currency transaction gain (loss) included in selling, general and administrative expense was a loss of $11.9 million, a loss of $3.4 million and a gain of $3.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Derivative Financial Instruments
All derivative instruments are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. If the derivative instrument is designated as a fair value hedge, the gain or loss resulting from changes in the fair value of the derivative instruments and of the hedged item are immediately recognized in the statements of operations. If the derivative instrument is designated as a cash flow hedge, the gain or loss is initially recorded as a component of accumulated other comprehensive loss, net of tax. The gain or loss is subsequently reclassified into the statements of operations at the time the forecasted transaction impacts the statements of operations or at the time the hedge is deemed to be ineffective. Cash flows from derivative financial instruments and the related hedged transactions are included in cash flows from operating activities. See Note 12 for additional information.
Share-based Compensation
The Company has an equity incentive plan for members of the Board of Directors, officers, employees, consultants and advisors of the Company. All awards granted under the plan are measured at fair value at the date of the grant. The estimated fair value is determined based on the closing price of the Company's common stock, generally on the award date, multiplied by the number of shares per the stock award. The Company issues share-based awards with service-based vesting conditions and performance-based vesting conditions. Awards with service-based vesting conditions are amortized as expense over the requisite service period of the award, which is generally the vesting period of the respective award. For awards with performance-based vesting conditions, the measurement of the expense is based on the Company’s performance against specified metrics as defined in the applicable award agreements. The Company accounts for forfeitures in share based compensation expense when they occur. See Note 17 for additional information.
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

The Company reduces revenue by the amount of expected returns and records a corresponding refund liability in accrued expenses and other liabilities. The Company accounts for the right of return as variable consideration and recognizes a refund liability for the amount of consideration that it estimates will be refunded to customers. In addition, the Company recognizes an asset for the right to recover returned products in prepaid and other assets on the consolidated balance sheets. Sales returns are estimated based upon historical rates of product returns, current economic trends and changes in customer demands as well as specific identification of outstanding returns. The refund liability for expected returns was $11.3 million and $10.8 million as of December 31, 2022 and 2021, respectively. The value of inventory expected to be recovered related to sales returns was $5.0 million and $5.8 million as of December 31, 2022 and 2021, respectively.
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
Lease costs recognized on the consolidated statements of operations were as follows:

(in thousands)		Year ended December 31,
Lease costs	Location in Statement of Operations	2022	2021	2020
Operating	Cost of goods sold	$2,364	$1,888	$2,640
	Selling, general and administrative	13,337	14,305	12,057
	Research and development	763	763	854

Finance
Amortization of lease assets	Selling, general and administrative	335	178	108
Interest on lease liabilities	Interest expense, net	60	32	22

Short-term and low value lease cost		623	333	1,148
Variable lease cost		2,827	1,463	1,496
Total lease cost		$20,309	$18,962	$18,325
Supplemental balance sheet information related to the Company's leases is as follows:

		Year ended December 31,
(in thousands)	Balance Sheet Location	2022	2021
Right-of-use assets
Finance	Property, plant and equipment, net	$1,562	$1,372
Operating	Other assets	57,586	45,873
	Total lease assets	$59,148	$47,245

Lease liabilities
Finance	Accrued expenses and other liabilities	$364	$277
Operating	Accrued expenses and other liabilities	14,821	11,926
Finance	Long-term debt	1,201	1,097
Operating	Other noncurrent liabilities	44,830	35,879
	Total lease liabilities	$61,216	$49,179
The weighted average remaining lease term and the weighted average discount rate for leases is as follows:

	Year ended December 31,
	2022	2021	2020
Weighted average remaining lease term (years):
Operating	4.9	5.7	5.9
Finance	4.5	5.1	5.0
Weighted average discount rate:
Operating	2.72%	2.82%	2.94%
Finance	4.23%	3.70%	3.66%

The following table reconciles the undiscounted cash flows for leases as of December 31, 2022 to lease liabilities recorded on the consolidated balance sheet:

	Operating	Finance
(in thousands)	Leases	Leases	Total
2023	$16,535	$423	$16,958
2024	14,708	409	15,117
2025	12,176	387	12,563
2026	7,508	275	7,783
2027	6,692	194	6,886
Thereafter	7,384	32	7,416
Total future lease payments	65,003	1,720	66,723
Less: Interest	(5,352)	(155)	(5,507)
Present value of lease liabilities	$59,651	$1,565	$61,216

Accrued expenses and other liabilities	$14,821	$364	$15,185
Long-term debt	—	1,201	1,201
Other noncurrent liabilities	44,830	—	44,830
Total lease liabilities	$59,651	$1,565	$61,216
Supplemental cash flow information related to the Company's leases are as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16,333	$16,457	$15,402
Operating cash flows for finance leases	60	32	22
Financing cash flows for finance leases	334	177	107
5. Allowance for Doubtful Accounts
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current and forecasted economic conditions (including the impact of the current macroeconomic environment) which could affect the collectability of the reported amounts. All of these factors have been considered in the estimate of expected credit losses for the periods presented.
The activity related to the allowance for doubtful accounts was as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of year	$5,980	$7,698	$5,338
Bad debt expense (recovery)	3,199	(975)	2,556
Amount of receivables written off	(704)	(463)	(572)
Foreign currency translation and other	(217)	(280)	376
Balance at end of year	$8,258	$5,980	$7,698
6. Inventories
The components of inventories were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Raw materials and supplies	$154,881	$105,784
Work-in-process	29,689	21,259
Finished goods	490,114	286,271
Inventories	$674,684	$413,314

7. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Land	$14,238	$14,615
Buildings and improvements	169,855	155,334
Machinery and equipment	212,916	193,214
Furniture, computers and equipment	52,282	46,340
Computer software	87,512	82,322
Construction in progress	42,940	38,074
Property, plant and equipment, gross	579,743	529,899
Accumulated depreciation and amortization	(325,271)	(298,138)
Property, plant and equipment, net	$254,472	$231,761
During the years ended December 31, 2022, 2021 and 2020, software development costs of $7.2 million, $7.5 million and $8.9 million were capitalized. Capitalized software development costs as of December 31, 2022, 2021 and 2020 consisted of software placed into service of $6.1 million, $5.2 million and $7.2 million, respectively, and amounts recorded in construction in progress of $1.1 million, $2.3 million and $1.7 million, respectively. Amortization expense on capitalized software development costs was $9.0 million, $8.1 million and $7.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Total depreciation and amortization expense related to property, plant and equipment was $33.8 million, $33.3 million and $33.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
8. Business Combinations
On November 4, 2022, the Company completed the acquisition of an 80% interest in certain assets and liabilities of TPI EDU, LLC, Onbase University, LP and Racquetfit, LP, (together known as "TPI") for cash consideration of $18.4 million. As part of the acquisition, the Company recorded a redeemable noncontrolling interest of $4.6 million (Note 2). TPI is a leading supplier of online courses, certifications, educational programs, live seminars, and other educational services in the golf, baseball and tennis industries. The results of TPI have been included in the Company's Titleist golf club reporting segment since the date of acquisition.

9. Goodwill and Identifiable Intangible Assets, Net
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill were as follows:

(in thousands)	Titleist Golf Balls	Titleist Golf Clubs	Titleist Golf Gear	FootJoy Golf Wear	Other	Total
December 31, 2020	$128,747	$58,391	$14,167	$3,668	$10,213	$215,186
Foreign currency translation	(2,798)	(1,358)	(329)	(60)	(210)	(4,755)
December 31, 2021	125,949	57,033	13,838	3,608	10,003	210,431
Additions (Note 8)	—	20,148	—	—	—	20,148
Foreign currency translation	(3,391)	(1,647)	(399)	(73)	(255)	(5,765)
December 31, 2022	$122,558	$75,534	$13,439	$3,535	$9,748	$224,814

During the fourth quarter of 2020, the Company recognized a goodwill impairment loss of $3.8 million related to KJUS. This impairment loss was included in intangible amortization on the consolidated statements of operations and depreciation and amortization on the consolidated statements of cash flows. There were no other impairment losses recorded to goodwill during the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the cumulative balance of goodwill impairment recorded was $3.8 million and is included in the carrying amount of the goodwill allocated to Other.

The net carrying value by class of identifiable intangible assets was as follows:

	December 31, 2022			December 31, 2021
(in thousands)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trademarks	$429,051	$—	$429,051	$429,051	$—	$429,051
Amortizing:
Trademarks	71,277	(2,534)	68,743	5,577	(1,849)	3,728
Completed technology	76,943	(61,656)	15,287	74,743	(56,539)	18,204
Customer relationships	27,490	(14,729)	12,761	27,301	(13,045)	14,256
Licensing fees and other	32,597	(32,536)	61	32,714	(32,612)	102
Total intangible assets	$637,358	$(111,455)	$525,903	$569,386	$(104,045)	$465,341
    On November 4, 2022, the Company acquired trademarks of $0.7 million with a weighted average life of 11 years, $2.2 million of completed technology with a weighted average life of 11 years, and $0.9 million of customer relationships with a weighted average life of 5 years (Note 8). In addition, on December 31, 2022, the Company separately acquired trademarks related to its putter business of $65.0 million with a weighted average life of 20 years.
Identifiable intangible asset amortization expense was $7.9 million, $7.9 million and $7.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
There were no impairment losses recorded to indefinite-lived intangible assets during the years ended December 31, 2022, 2021 and 2020.
Identifiable intangible asset amortization expense for each of the next five fiscal years and beyond is expected to be as follows:

(in thousands)
Year ending December 31,
2023	$11,525
2024	11,505
2025	9,369
2026	5,896
2027	4,930
Thereafter	53,627
Total	$96,852
In January 2023, the Company acquired certain trademarks, domains and products from an industry leader specializing in premium performance golf travel products for $25.0 million.
10. Product Warranty
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of year	$4,177	$3,831	$4,048
Provision	4,911	5,315	4,199
Claims paid/costs incurred	(4,986)	(4,846)	(4,589)
Foreign currency translation	(151)	(123)	173
Balance at end of year	$3,951	$4,177	$3,831

11. Debt and Financing Arrangements
The Company’s debt and finance lease obligations were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Term loan facility	$—	$315,000
Multi-currency revolving credit facility	526,308	—
Other short-term borrowings	40,336	116
Finance lease obligations	1,201	1,097
Debt issuance costs	—	(1,243)
Total	567,845	314,970
Less: short-term debt and current portion of long-term debt	40,336	17,616
Total long-term debt and finance lease obligations	$527,509	$297,354
The debt issuance costs of $1.2 million as of December 31, 2021 relates to the term loan facility.
Second Amended Credit Facility
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
The Second Amended Credit Facility provides a $950.0 million multi‑currency revolving credit facility, including a $50.0 million letter of credit sublimit, a $75.0 million swing line sublimit, a C$50.0 million sublimit for borrowings by Acushnet Canada, Inc., a £45.0 million sublimit for borrowings by Acushnet Europe Limited and an alternative currency sublimit of $200.0 million for borrowings in Canadian dollars, euros, pounds sterling, Japanese yen and other currencies agreed to by the lenders and the Administrative Agent. The Second Amended Credit Facility matures on August 2, 2027, and as a result, the related borrowings have been classified as long term debt, with the proceeds and repayments under the revolving credit facility presented on a gross basis in the consolidated statements of cash flows. The Second Amended Credit Facility is collateralized by certain assets, including inventory, accounts receivable, fixed assets and intangible assets of the Company.
On August 2, 2022, borrowings under the Second Amended Credit Facility, were used to prepay in full the outstanding term loans under the First Amended Credit Facility, refinance outstanding revolving credit facility borrowings under the First Amended Credit Facility and pay accrued interest and closing fees. Immediately prior to payment, the aggregate amounts outstanding related to the term loans and revolving credit facility were approximately $306.3 million and $72.6 million, respectively. In connection with amending its credit facility, the Company incurred debt issuance costs of approximately $2.6 million, which were included in other assets on the consolidated balance sheet and will be amortized to interest expense, net over the term of the Second Amended Credit Facility. In addition, the prepayment of the First Amended Credit Facility resulted in additional interest expense of approximately $1.3 million for the twelve months ended December 31, 2022.
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
The Second Amended Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The quarterly-tested maximum Net Average Total Leverage Ratio covenant in the Second Amended Credit Agreement is 3.75:1.00, which is subject to increase to 4.25:1.00 for the four fiscal quarters immediately following certain acquisitions. The quarterly-tested Consolidated Interest Coverage Ratio covenant in the Second Amended Credit Agreement shall be less than 3.00:1.00. It also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2022, the Company was in compliance with all covenants under the Second Amended Credit Agreement.
The weighted average interest rate applicable to the Company's multi-currency revolving credit facility as of December 31, 2022 was 5.40%. As of December 31, 2022, the Company had available borrowings under its revolving credit facility of $416.8 million after giving effect to $6.9 million of outstanding letters of credit.
First Amended Credit Facility
The First Amended Credit Facility provided for (x) a $350.0 million term loan facility maturing December 23, 2024 and (y) a $400.0 million revolving credit facility maturing December 23, 2024, including a $50.0 million letter of credit sublimit, a $50.0 million swing line sublimit, a C$50.0 million sublimit available for revolving credit borrowings by Acushnet Canada Inc., a £45.0 million sublimit available for revolving credit borrowings by Acushnet Europe Ltd. and a $200.0 million sublimit for borrowings in Canadian dollars, euros, pounds sterling, Japanese yen and other currencies agreed to by the lenders under the revolving credit facility.
Borrowings under the credit facility bore interest at a rate per annum equal to, at the applicable Borrower’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) a Eurodollar Rate, subject to certain adjustments, plus 1.00% or (b) a Eurodollar Rate (or, in the case of Canadian borrowings, a Canadian Dollar Offered Rate), subject to certain adjustments, in each case, plus an applicable margin. Under the credit agreement, the applicable margin was 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurodollar rate or Canadian Dollar Offered Rate borrowings, in each case, depending on the net average total leverage ratio (as defined in the credit agreement). In addition, the Company was required to pay a commitment fee on any unutilized commitments under the revolving credit facility. Under the credit agreement, the commitment fee rate payable in respect of unused portions of the revolving credit facility was 0.15% to 0.30% per annum, depending on the net average total leverage ratio. The initial commitment fee rate was 0.20% per annum. The Company was also required to pay customary letter of credit fees. The interest rate applicable to the term loan facility as of December 31, 2021 was 1.10%.
The Company was required to make principal payments on the loans under the term loan facility in quarterly installments in an aggregate annual amount equal to 5.00%.
    The maximum net average total leverage ratio under the credit facility was 3.50 to 1.00, which was subject to increase to 3.75 to 1.00 in connection with certain acquisitions, and the minimum consolidated interest coverage ratio (as defined in the credit agreement) was 3.00 to 1.00.
    On July 3, 2020, the Company amended its credit agreement dated December 23, 2019 (the “First Amendment”). The First Amendment amended the credit agreement to, among other things, modify the maximum net average total leverage ratio, the interest rate margins, commitment fee and covenant baskets for each of the fiscal quarters ending after June 30, 2020 and on or before September 30, 2021 (for such period of time, the “Covenant Relief Period”). In connection with amending its credit agreement, the Company incurred fees and expenses of approximately $1.1 million, of which approximately $0.8 million was capitalized as debt issuance costs included in other assets and long-term debt on the consolidated balance sheet. The remaining $0.3 million was included in interest expense, net on the consolidated statement of operations. On March 5, 2021, the Company issued a notice exercising its right to an early termination of the Covenant Relief Period.

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
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the consolidated balance sheets with the proceeds and repayments presented on a gross basis in the consolidated statements of cash flows when the original maturity exceeds 90 days. The weighted average interest rate applicable to the outstanding borrowings was 0.85% and 2.57% as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had available borrowings remaining under these local credit facilities of $25.6 million.
Letters of Credit
As of December 31, 2022, there were outstanding letters of credit related to agreements, including the Company's Second Amended Credit Facility, totaling $10.0 million of which $7.3 million was secured. These agreements provided a maximum commitment for letters of credit of $58.0 million as of December 31, 2022. As of December 31, 2021, there were outstanding letters of credit related to agreements, including the Company's First Amended Credit Facility, totaling $17.3 million, of which $14.3 million was secured.
Payments of Debt Obligations due by Period
As of December 31, 2022, principal payments due on outstanding long-term debt obligations were as follows:

(in thousands)
Year ending December 31,
2023	$—
2024	—
2025	—
2026	—
2027	526,308
Thereafter	—
Total	$526,308
12. Derivative Financial Instruments
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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of December 31, 2022 and 2021 was $242.4 million and $228.8 million, respectively.
The Company also enters into foreign exchange forward contracts, which either do not qualify as hedging instruments or have not been designated as such, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expenses. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts not designated under hedge accounting as of December 31, 2022 was $4.0 million. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2021. Selling, general and administrative expenses during the year ended December 31, 2022 included a gain of $1.2 million related to undesignated foreign exchange forward derivative instruments.
Interest Rate Derivative Instruments
The Company may enter into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of December 31, 2022 and 2021, there were no interest rate swap contracts outstanding.
Impact on Financial Statements
The fair value of hedge instruments recognized on the consolidated balance sheets was as follows:

(in thousands)		December 31, 2022	December 31, 2021
Balance Sheet Location	Hedge Instrument Type
Prepaid and other assets	Foreign exchange forward	$7,393	$6,320
Other assets	Foreign exchange forward	1,341	1,491
Accrued expenses and other liabilities	Foreign exchange forward	4,710	488
Other noncurrent liabilities	Foreign exchange forward	344	—
The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Type of hedge
Foreign exchange forward	$10,856	$10,057	$(4,591)
Interest rate swap	—	(8)	(2,232)
Total	$10,856	$10,049	$(6,823)
Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $6.6 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 18.
    The hedge instrument gain (loss) recognized on the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Location of gain (loss) in consolidated statements of operations
Foreign exchange forward:
Cost of goods sold	$9,840	$(3,422)	$5,044
Selling, general and administrative (1)(2)	2,991	1,686	(2,205)
Total	$12,831	$(1,736)	$2,839

Interest Rate Swap:
Interest expense, net	$—	$(1,569)	$(3,318)
Total	$—	$(1,569)	$(3,318)
_________________________________
(1)    Relates to net gains (losses) on foreign exchange forward contracts derived from previously designated cash flow hedges.
(2)    Selling, general and administrative expenses for the year ended December 31, 2020 excludes a net gain of $0.5 million reclassified out of accumulated other comprehensive loss, net of tax related to de-designated foreign exchange cash flow hedges deemed ineffective as a result of the COVID-19 pandemic.
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
13. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows:

	Fair Value Measurements as of
	December 31, 2022 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,940	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	7,393	—	Prepaid and other assets
Deferred compensation program assets	631	—	—	Other assets
Foreign exchange derivative instruments	—	1,341	—	Other assets
Total assets	$4,571	$8,734	$—
Liabilities
Foreign exchange derivative instruments	$—	$4,758	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	631	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	344	—	Other noncurrent liabilities
Total liabilities	$631	$5,102	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 were as follows:

	Fair Value Measurements as of
	December 31, 2021 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$5,364	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	6,320	—	Prepaid and other assets
Deferred compensation program assets	842	—	—	Other assets
Foreign exchange derivative instruments	—	1,491	—	Other assets
Total assets	$6,206	$7,811	$—
Liabilities
Foreign exchange derivative instruments	$—	$488	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	842	—	—	Other noncurrent liabilities
Total liabilities	$842	$488	$—
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
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to limit currency risk that would otherwise result from changes in foreign exchange rates (Note 12). The Company uses the mid‑price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.
14. Pension and Other Postretirement Benefits
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
The following table presents the change in benefit obligation, change in plan assets and funded status for the Company's defined benefit and postretirement benefit plans for the year ended December 31, 2022:

(in thousands)	Pension Benefits (Underfunded)	Pension Benefits (Overfunded)	Postretirement Benefits
Change in projected benefit obligation ("PBO")
Benefit obligation at December 31, 2021	$311,155	$33,782	$16,453
Service cost	7,844	—	563
Interest cost	8,300	555	353
Actuarial gain	(79,231)	(10,387)	(1,527)
Settlements	(26,469)	—	—
Participants’ contributions	—	—	787
Benefit payments	(3,637)	(1,581)	(2,365)
Foreign currency translation	(1,152)	(3,161)	—
Projected benefit obligation at December 31, 2022	216,810	19,208	14,264
Accumulated benefit obligation at December 31, 2022	196,785	18,987	14,264
Change in plan assets
Fair value of plan assets at December 31, 2021	228,232	45,705	—
Return on plan assets	(51,939)	(13,661)	—
Employer contributions	4,260	—	1,578
Participants’ contributions	—	—	787
Settlements	(26,469)	—	—
Benefit payments	(3,637)	(1,581)	(2,365)
Foreign currency translation	(218)	(4,282)	—
Fair value of plan assets at December 31, 2022	150,229	26,181	—
Funded status (fair value of plan assets less PBO)	$(66,581)	$6,973	$(14,264)

The following table presents the change in benefit obligation, change in plan assets and funded status for the Company's defined benefit and postretirement benefit plans for the year ended December 31, 2021:

(in thousands)	Pension Benefits (Underfunded)	Pension Benefits (Overfunded)	Postretirement Benefits
Change in projected benefit obligation
Benefit obligation at December 31, 2020	$327,212	$35,826	$19,277
Service cost	8,189	—	670
Interest cost	7,721	505	302
Actuarial loss	(4,594)	(1,506)	(2,179)
Settlements	(22,125)	—	—
Participants’ contributions	—	—	632
Benefit payments	(3,405)	(899)	(2,249)
Foreign currency translation	(1,843)	(144)	—
Projected benefit obligation at December 31, 2021	311,155	33,782	16,453
Accumulated benefit obligation at December 31, 2021	279,535	32,725	16,453
Change in plan assets
Fair value of plan assets at December 31, 2020	220,270	48,255	—
Return on plan assets	9,167	(1,453)	—
Employer contributions	24,499	—	1,617
Participants’ contributions	—	—	632
Settlements	(22,125)	—	—
Benefit payments	(3,405)	(899)	(2,249)
Foreign currency translation	(174)	(198)	—
Fair value of plan assets at December 31, 2021	228,232	45,705	—
Funded status (fair value of plan assets less PBO)	$(82,923)	$11,923	$(16,453)
Significant changes in the underfunded defined benefit PBO for the years ended December 31, 2022 and 2021 are primarily driven by changes in the U.S. defined benefit plans. The changes in the U.S. defined benefit plans' PBO for the year ended December 31, 2022 includes a $41.0 million actuarial gain attributable to the change in discount rates, a $44.6 million gain attributable to the change in the lump sum conversion rates and a $8.2 million loss attributable to plan experience being different than anticipated, primarily related to higher salary increases than expected and lump sums paid during 2022. The change in the U.S. defined benefit plan PBO for the year ended December 31, 2021 includes a $10.6 million actuarial gain attributable to the change in discount rates and a $5.1 million loss attributable to plan experience being different than anticipated, primarily related to higher salary increases than expected.
The Company had one overfunded defined benefit plan for the years ended December 31, 2022 and 2021. Significant changes in the overfunded defined benefit PBO for the year ended December 31, 2022 include a $12.3 million actuarial gain attributable to the change in discount rates, offset in part by an actuarial loss of $2.0 million due to census data updates. Significant changes in the overfunded defined benefit PBO for the year ended December 31, 2021 include a $2.4 million actuarial gain attributable to the change in discount rates and a $1.2 million actuarial loss attributable to the increase in inflation assumption.
The change in the postretirement benefit plan PBO for the year ended December 31, 2022 includes a $3.2 million gain due to the change in the discount rate, offset in part by a $1.4 million actuarial loss attributable to plan experience, primarily related to claims losses, and a $0.3 million loss due to updated health care trend rates. The change in the postretirement benefit plan PBO for the year ended December 31, 2021 includes a $1.3 million gain related to updates to demographic and health care trend assumptions and a $0.7 million actuarial gain attributable to the change in the discount rate.

The amount of pension and postretirement assets and liabilities recognized on the consolidated balance sheets was as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Other assets	$6,973	$11,923	$—	$—
Accrued compensation and benefits	(5,422)	(4,469)	(1,189)	(1,202)
Accrued pension and other postretirement benefits	(61,159)	(78,454)	(13,075)	(15,251)
Net liability recognized	$(59,608)	$(71,000)	$(14,264)	$(16,453)
The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2022	2021	2020	2022	2021	2020
Net actuarial (loss) gain at beginning of year	$(52,739)	$(64,349)	$(61,801)	$6,362	$4,640	$8,454
Actuarial gain (loss)	16,455	4,131	(14,835)	1,527	2,179	(2,710)
Settlement impact	2,733	3,087	7,157	—	—	—
Amortization of actuarial loss (gain)	3,952	3,943	5,221	(469)	(320)	(967)
Amortization of prior service cost (credit)	270	279	280	(137)	(137)	(137)
Foreign currency translation	1,121	170	(371)	—	—	—
Net actuarial (loss) gain at end of year	$(28,208)	$(52,739)	$(64,349)	$7,283	$6,362	$4,640
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost (credit)
Service cost	$7,844	$8,189	$9,504	$563	$670	$600
Interest cost	8,855	8,226	9,449	353	302	432
Expected return on plan assets	(7,563)	(9,683)	(10,996)	—	—	—
Settlement expense	2,733	3,087	7,157	—	—	—
Amortization of net loss (gain)	3,952	3,943	5,221	(469)	(320)	(967)
Amortization of prior service cost (credit)	270	279	280	(137)	(137)	(137)
Net periodic benefit cost (credit)	$16,091	$14,041	$20,615	$310	$515	$(72)
The non-service cost components of net periodic benefit cost (credit) are included in other expense, net in the consolidated statements of operations (Note 19).
The weighted average assumptions used to determine benefit obligations at December 31, 2022 and 2021 were as follows:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Discount rate	5.16%	2.93%	5.10%	2.71%
Rate of compensation increase	3.81%	3.81%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Discount rate	2.93%	2.66%	3.24%	2.71%	2.34%	3.12%
Expected long-term rate of return on plan assets	3.44%	4.28%	5.01%	N/A	N/A	N/A
Rate of compensation increase	3.81%	3.56%	3.97%	N/A	N/A	N/A
The assumed healthcare cost trend rates used to determine benefit obligations and net periodic benefit cost (credit) for postretirement benefits as of and for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Healthcare cost trend rate assumed for next year	6.75%/8.00%	5.80%/7.31%	5.81%/7.88%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2031	2030	2027
Plan Assets
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2022 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Insurance Contracts / Individual securities
Fixed income	$26,540	$—	$26,540	$—
Commingled funds
Measured at net asset value	149,870	—	—	—
	$176,410	$—	$26,540	$—
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2021 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash	$462	$462	$—	$—
Individual securities
Fixed income	46,670	—	46,670	—
Commingled funds
Measured at net asset value	226,805	—	—	—
	$273,937	$462	$46,670	$—
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
The Company's investment strategy seeks to reduce asset-liability risk as the funded ratio of the plan improves. The mix of return seeking and liability hedging assets is determined by taking into account factors such as the funded status level of the plan, the characteristics of the plan’s liabilities, asset volatility and local regulations. All retirement asset allocations are reviewed periodically to ensure the allocation meets the needs of the liability structure.

Master trusts were established to hold the assets of the Company's U.S. defined benefit plan. During the year ended December 31, 2022, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 26% to 32% and a liability-hedging investment allocation of 68% to 74%. During the year ended December 31, 2021, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 30% to 62% and a liability-hedging investment allocation of 38% to 70%. Return-seeking investments include equities, real estate, high yield bonds and other instruments. Liability-hedging investments include assets such as corporate and government fixed income securities.
The Company's future expected blended long-term rate of return on plan assets of 3.91% is determined based on long-term historical performance of plan assets, current asset allocation, and projected long-term rates of return.
Estimated Contributions
The Company expects to make pension contributions of approximately $5.7 million during 2023 based on current assumptions as of December 31, 2022.
Estimated Future Retirement Benefit Payments
The following retirement benefit payments, which reflect expected future service, are expected to be paid as follows:

(in thousands)	Pension Benefits	Postretirement Benefits
Year ending December 31,
2023	$25,783	$1,189
2024	20,813	1,301
2025	23,091	1,374
2026	23,921	1,349
2027	24,844	1,455
Thereafter	111,599	6,957
	$230,051	$13,625
The estimated future retirement benefit payments noted above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.
International Plans
Pension coverage for certain eligible employees of the Company's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit pension plans. The international defined benefit pension plans are included in the tables above. As of December 31, 2022 and 2021, the international pension plans had total projected benefit obligations of $35.4 million and $52.3 million, respectively, and fair values of plan assets of $27.8 million and $47.6 million, respectively. The majority of the plan assets are invested in equity securities and insured pension assets. The net periodic benefit cost related to international plans was $3.3 million, $2.1 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Defined Contribution Plans
The Company sponsors a number of defined contribution plans and company contributions related to these plans are determined under various formulas. Company contributions to defined contribution plans amounted to $20.0 million, $14.8 million and $13.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

15. Income Taxes
The components of income before income taxes were as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Domestic operations	$130,568	$122,724	$16,711
Foreign operations	128,867	125,099	96,338
Income before income taxes	$259,435	$247,823	$113,049
Income tax expense (benefit) was as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Current expense (benefit)
United States	$2,755	$2,820	$(7,456)
Foreign	42,536	48,743	24,478
Current income tax expense	45,291	51,563	17,022
Deferred expense (benefit)
United States	10,122	17,297	(3,777)
Foreign	(1,062)	(5,277)	(207)
Deferred income tax expense (benefit)	9,060	12,020	(3,984)
Total income tax expense	$54,351	$63,583	$13,038
The following table represents a reconciliation of income taxes computed at the federal statutory income tax rate of 21% to income tax expense as reported:

	Year ended December 31,
(in thousands)	2022	2021	2020
Income tax expense computed at federal statutory income tax rate	$54,481	$52,043	$23,740
Foreign taxes, net of credits	(6,063)	(2,029)	(6,676)
Net adjustments for uncertain tax positions	768	793	(8,123)
State and local taxes	3,430	4,184	264
Nondeductible expenses	1,413	2,347	4,069
Valuation allowance	4,079	9,626	1,980
Tax credits	(3,418)	(3,322)	(2,526)
Miscellaneous other, net	(339)	(59)	310
Income tax expense as reported	$54,351	$63,583	$13,038
Effective income tax rate	20.9%	25.7%	11.5%

The components of net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets
Compensation and benefits	$15,453	$20,089
Share-based compensation	9,234	8,757
Pension and other postretirement benefits	12,787	15,365
Inventories	25,223	19,054
R&D capitalization	36,426	23,988
Lease liability	16,248	12,686
Partnership investment	—	361
Transaction costs	1,026	953
Nondeductible accruals and reserves	12,240	11,979
Miscellaneous	254	1,212
Net operating loss and other tax carryforwards	58,741	71,920
Gross deferred tax assets	187,632	186,364
Valuation allowance	(34,109)	(30,030)
Total deferred tax assets	153,523	156,334
Deferred tax liabilities
Property, plant and equipment	(4,874)	(5,380)
Identifiable intangible assets	(80,235)	(74,147)
Right-of-use assets	(15,380)	(11,908)
Tax on unremitted earnings	(7,354)	(6,065)
Foreign exchange derivative instruments	(2,158)	(1,359)
Miscellaneous	(1,867)	(1,611)
Total deferred tax liabilities	(111,868)	(100,470)
Net deferred tax asset	$41,655	$55,864
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
As of December 31, 2022 and 2021, the Company had state net operating loss (“NOL”) carryforwards of $74.8 million and $90.8 million, respectively. These NOL carryforwards will begin to expire in 2023. As of December 31, 2022 and 2021, the Company had foreign tax credit carryforwards of $31.9 million and $47.5 million, respectively. These foreign tax credits will begin to expire in 2026. As of December 31, 2022 and 2021, the Company had U.S. general business credit carryforwards of $24.9 million and $21.9 million, respectively. These credits will begin to expire in 2031. As of December 31, 2022 and 2021, the Company had state income tax credits of $8.7 million and $8.3 million, respectively. These credits will begin to expire in 2031.
Changes in the valuation allowance for deferred tax assets were as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Valuation allowance at beginning of year	$30,030	$20,404	$18,424
Increases recorded to income tax provision	4,079	9,626	1,980
Valuation allowance at end of year	$34,109	$30,030	$20,404

The Company evaluates the realizability of its deferred tax assets based upon the weight of available positive and negative evidence. In assessing the realizability of these assets, the Company considered numerous factors including historical profitability, the character and estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which it operates. The Company’s conclusion was primarily driven by cumulative income in its respective tax jurisdictions as well as projections of future income driven by sustained profitability.
In 2022, the change in the valuation allowance of $4.1 million is principally due to excess U.S. foreign tax credits arising from the Company's Japan branch operations and state tax attributes that it expects to expire unutilized. In 2021 and 2020, the change in valuation allowance was principally due to excess U.S. foreign tax credits arising from its Japan branch operations and state tax attributes that it expects to expire unutilized.
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
The Company's unrecognized tax benefits represent tax positions for which reserves have been established. The following table represents a reconciliation of the activity related to the unrecognized tax benefits, excluding accrued interest and penalties:

	Year ended December 31,
(in thousands)	2022	2021	2020
Unrecognized tax benefits at beginning of year	$8,658	$7,822	$12,367
Gross additions - prior year tax positions	—	—	53
Gross additions - current year tax positions	1,054	1,004	720
Gross reductions - prior year tax positions	(174)	(168)	(671)
Gross reductions - acquired tax positions settled with tax authorities	—	—	(4,647)
Unrecognized tax benefits at end of year	$9,538	$8,658	$7,822
As of December 31, 2022, 2021 and 2020, the unrecognized tax benefits of $9.5 million, $8.7 million and $7.8 million, respectively, would affect the Company's future effective tax rate if recognized. The Company does not anticipate a material change in unrecognized tax benefits within the next 12 months.
As of December 31, 2022, 2021 and 2020, the Company does not have unrecognized tax benefits related to periods prior to the Company’s acquisition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. As of December 31, 2022, 2021 and 2020, the Company recognized a liability of $0.2 million for interest and penalties. During the years ended December 31, 2022 and 2021, the Company recognized de minimis interest and penalties as a component of income tax expense. During the year ended December 31, 2020, the Company recognized an income tax benefit of $3.6 million related to interest and penalties as a component of income tax expense, of which $3.7 million resulted in a corresponding reduction of the Beam indemnification asset and is included in other expense, net on the consolidated statements of operations.
Prior to the Company's acquisition of Acushnet Company, Acushnet Company or its subsidiaries filed certain combined tax returns with Beam. Those and other subsidiaries' income tax returns were periodically examined by various tax authorities. Beam was responsible for managing United States tax audits related to periods prior to July 29, 2011. Acushnet Company was obligated to support these audits and was responsible for managing all non-U.S. audits. In 2020, the Company settled an income tax audit with the Commonwealth of Massachusetts related to the pre-acquisition period which resulted in a refund of $1.2 million. The settlement’s effect on the Company's unrecognized tax benefits is presented above.
The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for years after July 29, 2011, Japan for years after 2015, Korea for years after 2020 and the United Kingdom for years after 2016. The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statute of limitations from three to four years. Various state and local income tax returns, as well as certain international jurisdictions, are currently in the process of examination. These examinations are unlikely to result in any significant changes to the amounts of unrecognized tax benefits on the consolidated balance sheet as of December 31, 2022.

16. Common Stock
As of December 31, 2022 and 2021, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's shareholders. Common shareholders are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.
Dividends
The Company declared dividends per common share, including DERs (Note 17), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2022:
Fourth Quarter	$0.180	$12,986
Third Quarter	0.180	13,192
Second Quarter	0.180	13,400
First Quarter	0.180	13,473
Total dividends declared in 2022	$0.720	$53,051

2021:
Fourth Quarter	$0.165	$12,619
Third Quarter	0.165	12,692
Second Quarter	0.165	12,768
First Quarter	0.165	12,767
Total dividends declared in 2021	$0.660	$50,846

2020:
Fourth Quarter	$0.155	$11,983
Third Quarter	0.155	11,790
Second Quarter	0.155	11,761
First Quarter	0.155	11,735
Total dividends declared in 2020	$0.620	$47,269
During the first quarter of 2023, the Company's Board of Directors declared a dividend of $0.195 per share of common stock to shareholders of record as of March 10, 2023, which is payable on March 24, 2023.
Share Repurchase Program
During the year ended December 31, 2022, the Board of Directors authorized the Company to repurchase up to an additional $250.0 million of its issued and outstanding common stock, bringing the total authorization under its existing share repurchase program up to $450.0 million as of December 31, 2022. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement.
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

On November 8, 2021, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $37.5 million, at the same weighted average per share price (the "2021 Agreement"). In relation to the 2021 Agreement, the Company recorded a share repurchase liability of $29.2 million for 537,839 shares of its common stock which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2021. Between January 1, 2022 and January 14, 2022, the Company purchased an additional 161,980 shares of its common stock on the open market for an aggregate of $8.3 million, bringing the cumulative total open market purchases to $37.5 million. As a result, on January 24, 2022, the Company purchased 699,819 shares of its common stock for an aggregate of $37.5 million from Magnus, in satisfaction of its obligations under the 2021 Agreement.
On June 16, 2022, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2022 through January 13, 2023, up to an aggregate of $75.0 million, at the same weighted average per share price (the "2022 Agreement"). On August 30, 2022, the Company amended and restated the 2022 Agreement to increase the aggregate dollar amount of shares of its common stock that it will purchase from Magnus from $75.0 million to $100.0 million, (the "Amended and Restated 2022 Agreement"). In relation to this agreement, the Company recorded a share repurchase liability of $92.6 million for 2,000,839 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2022.
The Company's share repurchase activity for the periods presented was as follows:

	Year ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Shares repurchased in the open market (1):
Shares repurchased	3,415,044	1,049,522	243,894
Average price	$44.88	$51.81	$28.60
Aggregate value	$153,258	$54,372	$6,976
Shares repurchased from Magnus:
Shares repurchased	699,819	355,341	—
Average price (2)	$53.59	$31.31	$—
Aggregate value	$37,501	$11,125	$—
Total shares repurchased:
Shares repurchased	4,114,863	1,404,863	243,894
Average price	$46.36	$46.62	$28.60
Aggregate value	$190,759	$65,497	$6,976
___________________________________
(1) In March 2021, the Company resumed share repurchases, which had been temporarily suspended in April 2020 in light of the COVID-19 pandemic.
(2) In accordance with the share repurchase agreements, shares purchased from Magnus are accrued for at the same weighted average price as those purchased on the open market, as if the purchase from Magnus had occurred on the same day. As such, the average price of Magnus repurchases during the current period will differ from open market repurchases due to the settlement of the previously recorded share repurchase liability, as well as, open market purchases made after the completion of the Magnus Share repurchase agreements.
As of December 31, 2022, the Company had $157.4 million remaining under the current share repurchase authorization, including $100.0 million related to the Amended and Restated 2022 Agreement. This program will remain in effect until completed or until terminated by the Board of Directors.
Between January 1, 2023 and January 13, 2023, the Company purchased an additional 167,689 shares of its common stock on the open market for an aggregate of $7.4 million, bringing the cumulative total open market purchases since the inception of the 2022 Agreement to $100.0 million. As a result, on January 23, 2023, the Company purchased 2,168,528 shares of its common stock from Magnus for an aggregate of $100.0 million, in satisfaction of its obligation under the Amended and Restated 2022 Agreement.
On February 9, 2023, the Company's Board of Directors authorized the Company to repurchase up to an additional $250.0 million of its issued and outstanding common stock, bringing the total authorization up to $700.0 million since the share repurchase program was established in 2018.

17. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. As of December 31, 2022, the only awards granted under the 2015 Plan were RSUs and PSUs.
Restricted Stock and Performance Stock Units
RSUs granted to members of the Board of Directors vest immediately into shares of common stock. RSUs granted to Company officers generally vest over three years, with one-third of each grant vesting annually, subject to the recipient's continued employment with the Company. RSUs granted to other employees, consultants and advisors of the Company vest in accordance with the terms of the grants, generally either over three years or, beginning in 2022, with one-third of each grant vesting annually, subject to the recipient’s continued service to the Company. PSUs granted to Company officers and other employees vest based upon the Company's performance against specified metrics, generally over a three year performance period, subject to the recipient's continued service to the Company. At the end of the performance period, the number of shares of common stock that could be issued is determined based upon the Company's performance against these metrics. The number of shares that could be issued can range from 0% to 200% of the recipient's target award. Recipients of the awards granted under the 2015 Plan may elect to defer receipt of all or any portion of any shares of common stock issuable upon vesting to a future date elected by the recipient.
All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.
Each share issued with respect to RSUs and PSUs granted under the 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. As of December 31, 2022, there were 5,962,075 remaining shares of common stock reserved for issuance under the 2015 Plan of which 3,295,205 remain available for future grants.

A summary of the Company’s RSUs and PSUs as of December 31, 2022, 2021 and 2020 and changes during the years then ended is presented below:

	Number of RSUs	Weighted- Average Fair Value RSUs	Number of PSUs(5)	Weighted- Average Fair Value PSUs
Outstanding as of December 31, 2019	947,243	$23.49	207,077	$23.47
Granted	519,514	25.92	252,031	25.45
Vested (1)	(145,985)	24.64	(789)	25.45
Forfeited	(67,599)	24.08	(743)	25.45
Outstanding as of December 31, 2020	1,253,173	$24.33	457,576	$24.55
Granted	314,060	45.81	145,882	45.36
Vested (2)(3)	(806,645)	24.43	(189,181)	23.47
Forfeited	(69,215)	27.46	(47,210)	28.74
Outstanding as of December 31, 2021	691,373	$33.66	367,067	$32.84
Granted	379,895	43.97	167,611	43.96
Vested (4)	(91,641)	35.39	—	—
Forfeited	(34,932)	37.88	(5,312)	38.86
Outstanding as of December 31, 2022	944,695	$37.48	529,366	$36.30
_______________________________________________________________________________
(1)    Included 115,677 shares of common stock related to RSUs that were not delivered as of December 31, 2020. The aggregate fair value of RSUs vested was $5.1 million.
(2)    Included 546,726 shares of common stock related to RSUs that were not delivered as of December 31, 2021. The aggregate fair value of RSUs vested was $38.4 million.
(3)    Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 189,181 PSUs vested during the year ended December 31, 2021, were entitled to receive 378,362 shares of common stock. As of December 31, 2021, no shares of common stock had been delivered in connection with these PSUs vesting. The aggregate fair value of PSUs vesting during the year ended December 31, 2021, as adjusted for the Company's achievement of the applicable performance metrics, was $20.1 million.
(4) Included 52,849 shares of common stock related to RSUs that were not delivered as of December 31, 2022. The aggregate fair value of RSUs vested was $4.0 million.
(5) Number of PSUs assume that 100% of the target level of performance was achieved.
    Compensation expense recorded related to RSUs and PSUs in the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
RSU	$13,269	$12,113	$12,055
PSU	10,157	14,871	3,308
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs granted was $15.7 million and $10.2 million, respectively, as of December 31, 2022 and is expected to be recognized over the related weighted average period of 1.4 years and 1.5 years, respectively.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Year ended		Year ended
	December 31, 2022		December 31, 2021
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	525,029	188,527	278,607	—
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(159,854)	(87,215)	(89,938)	—
Net shares of common stock issued	365,175	101,312	188,669	—

Cumulative undelivered shares of common stock	407,173	191,242	831,882	378,362

Compensation Expense
The allocation of share-based compensation expense in the consolidated statement of operations was as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cost of goods sold	$1,316	$874	$1,342
Selling, general and administrative	21,183	25,388	13,710
Research and development	1,584	1,377	964
Total compensation expense before income tax	24,083	27,639	16,016
Income tax benefit	4,174	4,631	3,582
Total compensation expense, net of income tax	$19,909	$23,008	$12,434
18. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments (Note 2), unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 12) and pension and other postretirement adjustments (Note 14).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

(in thousands)	Foreign Currency Translation	Foreign Exchange Derivative Instruments	Interest Rate Swap Derivative Instruments	Pension and Other Postretirement	Accumulated Other Comprehensive Loss, Net of Tax
Balances as of December 31, 2020	$(43,906)	$(4,471)	$(1,179)	$(46,626)	$(96,182)
Other comprehensive (loss) income before reclassifications	(23,009)	10,057	(8)	6,480	(6,480)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	3,422	1,569	6,852	11,843
Tax expense	—	(3,841)	(382)	(4,540)	(8,763)
Balances as of December 31, 2021	$(66,915)	$5,167	$—	$(37,834)	$(99,582)
Other comprehensive (loss) income before reclassifications	(30,940)	10,856	—	19,124	(960)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(9,840)	—	6,349	(3,491)
Tax expense	—	(585)	—	(5,050)	(5,635)
Balances as of December 31, 2022	$(97,855)	$5,598	$—	$(17,411)	$(109,668)
19. Interest Expense, Net and Other Expense, Net
The components of interest expense, net were as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Third party interest expense	$14,012	$6,730	$12,796
Loss on interest rate swap	—	1,569	3,318
Third party interest income	(743)	(590)	(484)
Total interest expense, net	$13,269	$7,709	$15,630
The components of other expense, net were as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Indemnification losses	$—	$—	$9,871
Non-service cost component of net periodic benefit cost	7,994	5,697	10,439
Other expense (income)	835	(1,417)	(3,534)
Total other expense, net	$8,829	$4,280	$16,776

20. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Year ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020

Net income attributable to Acushnet Holdings Corp.	$199,278	$178,873	$96,006

Weighted average number of common shares:
Basic	71,958,879	74,536,637	74,494,310
RSUs	354,960	560,449	566,300
PSUs	246,259	167,988	—
Diluted	72,560,098	75,265,074	75,060,610
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$2.77	$2.40	$1.29
Diluted	$2.75	$2.38	$1.28
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the years ended December 31, 2022, 2021, and 2020 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During both 2022 and 2021, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the years ended December 31, 2022 and 2021.
The following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Year ended December 31,
	2022	2021	2020
RSUs	107,497	72,871	—
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
Results shown for the years ended December 31, 2022, 2021 and 2020 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Net sales
Titleist golf balls	$678,844	$667,552	$507,839
Titleist golf clubs	609,573	551,532	418,417
Titleist golf gear	204,946	192,613	149,418
FootJoy golf wear	617,951	580,550	415,258
Other	159,022	155,683	121,237
Total net sales	$2,270,336	$2,147,930	$1,612,169
Segment operating income
Titleist golf balls	$112,738	$106,202	$71,812
Titleist golf clubs	100,926	75,397	40,033
Titleist golf gear	11,652	14,696	19,968
FootJoy golf wear	36,982	44,210	18,319
Other	24,252	23,437	9,515
Total segment operating income	286,550	263,942	159,647
Reconciling items:
Interest expense, net	(13,269)	(7,709)	(15,630)
Restructuring charges	—	—	(13,207)
Non-service cost component of net periodic benefit cost	(7,994)	(5,697)	(10,439)
Other	(5,852)	(2,713)	(7,322)
Total income before income tax	$259,435	$247,823	$113,049
Depreciation and amortization expense by reportable segment are as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Depreciation and amortization
Titleist golf balls	$21,644	$22,248	$22,611
Titleist golf clubs	8,672	8,136	7,484
Titleist golf gear	1,843	1,715	1,523
FootJoy golf wear	6,677	6,293	7,064
Other (1)	2,870	2,851	6,747
Total depreciation and amortization	$41,706	$41,243	$45,429
___________________________________
(1) Includes a goodwill impairment loss of $3.8 million for the year ended December 31, 2020. See further discussion at Note 9.
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Year ended December 31,
(in thousands)	2022	2021	2020
Net sales
United States	$1,227,801	$1,125,006	$839,379
EMEA (1)	321,545	296,003	218,971
Japan	161,027	187,985	151,835
Korea	312,655	322,609	246,183
Rest of World	247,308	216,327	155,801
Total net sales	$2,270,336	$2,147,930	$1,612,169
___________________________________
(1) Europe, the Middle East and Africa (“EMEA”)

Long-lived assets (property, plant and equipment, net) categorized based on their location of domicile are as follows:

	Year ended December 31,
(in thousands)	2022	2021
Long-lived assets
United States	$178,375	$158,222
EMEA	10,949	11,365
Japan	2,529	1,006
Korea	6,495	6,480
Rest of World (1)	56,124	54,688
Total long-lived assets	$254,472	$231,761
___________________________________
(1) Includes manufacturing facilities in Thailand with long lived assets of $44.2 million and $42.5 million as of December 31, 2022 and 2021, respectively.
22. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for advertising (including media placement and production costs), finished goods inventory, capital expenditures and endorsement arrangements with professional golfers.
The Company's purchase obligations as of December 31, 2022 were as follows:

	Payments Due by Period
(in thousands)	2023	2024	2025	2026	2027	Thereafter
Purchase obligations(1)	$258,304	$17,482	$5,477	$2,480	$2,489	$9,653
(1)    The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2022.
Contingencies
In connection with the Company’s acquisition of Acushnet Company, Beam indemnified the Company for certain tax related obligations that relate to periods during which Fortune Brands, Inc. owned Acushnet Company. During the year ended December 31, 2020, the Company recognized $9.9 million in other expense, net on the consolidated statement of operations related to the reduction of the indemnification receivable. As of December 31, 2022 and 2021, the Company did not have an indemnification receivable related to periods prior to the Company’s acquisition of Acushnet Company (see Note 15).
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
23. Restructuring Charges
During the first quarter of 2020, management approved a restructuring program to refine its business model and improve operational efficiencies, which included both a voluntary bridge to retirement ("VBR") program for certain eligible employees and involuntary headcount reductions ("Other"). During the year ended December 31, 2020, the Company recorded severance and other benefits expense of $11.2 million related to its VBR program and $2.0 million related to its Other restructuring program. There are no further costs expected to be incurred in relation to these programs. There were no restructuring program liabilities remaining on the balance sheet as of December 31, 2022.