Form 10-Q
period 2023-03-31
Acushnet Holdings Corp.
filed 2023-05-04
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 67,363,140 shares of common stock outstanding as of April 28, 2023.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
•occurrence of natural disasters or pandemic diseases;
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
•the execution of our share repurchase program and effects thereof;
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

3

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Current assets
Cash, cash equivalents and restricted cash ($15,970 and $14,376 attributable to the variable interest entity ("VIE"))	$57,284	$58,904
Accounts receivable, net	435,385	216,695
Inventories ($8,238 and $17,866 attributable to the VIE)	639,123	674,684
Prepaid and other assets	134,455	108,793
Total current assets	1,266,247	1,059,076
Property, plant and equipment, net ($9,848 and $10,089 attributable to the VIE)	260,403	254,472
Goodwill ($32,312 and $32,312 attributable to the VIE)	225,352	224,814
Intangible assets, net	547,859	525,903
Deferred income taxes	34,444	47,551
Other assets ($2,060 and $2,083 attributable to the VIE)	118,708	81,991
Total assets	$2,453,013	$2,193,807
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$44,555	$40,336
Accounts payable ($7,888 and $11,914 attributable to the VIE)	161,300	166,998
Accrued taxes	72,077	40,922
Accrued compensation and benefits ($857 and $1,651 attributable to the VIE)	67,319	98,245
Accrued expenses and other liabilities ($2,385 and $3,380 attributable to the VIE)	119,076	202,124
Total current liabilities	464,327	548,625
Long-term debt	784,573	527,509
Deferred income taxes	5,746	5,896
Accrued pension and other postretirement benefits	75,298	74,234
Other noncurrent liabilities ($2,147 and $2,145 attributable to the VIE)	90,251	54,177
Total liabilities	1,420,195	1,210,441
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	7,670	6,663
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 76,769,461 and 76,321,523 shares issued	77	76
Additional paid-in capital	956,834	960,685
Accumulated other comprehensive loss, net of tax	(113,679)	(109,668)
Retained earnings	552,596	473,130
Treasury stock, at cost; 9,406,503 and 8,892,425 shares (including 2,000,839 of accrued share repurchases as of December 31, 2022) (Note 10)	(408,706)	(385,167)
Total equity attributable to Acushnet Holdings Corp.	987,122	939,056
Noncontrolling interests	38,026	37,647
Total shareholders' equity	1,025,148	976,703
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,453,013	$2,193,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Net sales	$686,290	$606,087
Cost of goods sold	320,618	289,088
Gross profit	365,672	316,999
Operating expenses:
Selling, general and administrative	222,539	195,691
Research and development	14,540	13,976
Intangible amortization	3,689	1,963
Income from operations	124,904	105,369
Interest expense, net	9,896	1,277
Other expense, net	664	1,326
Income before income taxes	114,344	102,766
Income tax expense	20,725	20,919
Net income	93,619	81,847
Less: Net income attributable to noncontrolling interests	(344)	(802)
Net income attributable to Acushnet Holdings Corp.	$93,275	$81,045

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.37	$1.10
Diluted	1.36	1.10
Weighted average number of common shares:
Basic	68,213,068	73,513,109
Diluted	68,646,212	73,922,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(in thousands)	2023	2022
Net income	$93,619	$81,847
Other comprehensive loss:
Foreign currency translation adjustments	565	(7,570)
Cash flow derivative instruments:
Unrealized holding (losses) gains arising during period	(833)	3,076
Reclassification adjustments included in net income	(5,211)	(1,355)
Tax benefit (expense)	1,784	(516)
Cash flow derivative instruments, net	(4,260)	1,205
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	(406)	1,863
Tax benefit (expense)	90	(443)
Pension and other postretirement benefits adjustments, net	(316)	1,420
Total other comprehensive loss	(4,011)	(4,945)
Comprehensive income	89,608	76,902
Less: Comprehensive income attributable to noncontrolling interests	(408)	(747)
Comprehensive income attributable to Acushnet Holdings Corp.	$89,200	$76,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$93,619	$81,847
Adjustments to reconcile net income to cash flows used in operating activities
Depreciation and amortization	12,631	10,367
Unrealized foreign exchange (gain) loss	(2,768)	1,433
Amortization of debt issuance costs	165	203
Share-based compensation	7,283	5,353
Gain on disposals of property, plant and equipment	(6)	(1)
Deferred income taxes	14,278	4,341
Changes in operating assets and liabilities
Accounts receivable	(218,544)	(206,468)
Inventories	35,126	(39,341)
Accounts payable	(4,833)	30,079
Accrued taxes	31,468	17,464
Other assets and liabilities	(54,837)	(69,325)
Cash flows used in operating activities	(86,418)	(164,048)
Cash flows from investing activities
Additions to property, plant and equipment	(11,698)	(11,686)
Additions to intangible assets (Note 16)	(22,235)	—
Other, net	(901)	—
Cash flows used in investing activities	(34,834)	(11,686)
Cash flows from financing activities
(Repayments of) proceeds from short-term borrowings, net (Note 5)	(3,796)	97,700
Proceeds from revolving credit facilities (Note 5)	539,783	—
Repayments of revolving credit facilities (Note 5)	(275,873)	—
Repayments of term loan facility (Note 5)	—	(4,375)
Purchases of common stock	(116,123)	(59,108)
Dividends paid on common stock	(14,304)	(13,984)
Dividends paid to noncontrolling interests	—	(101)
Payment of employee restricted stock tax withholdings	(11,455)	(10,661)
Other, net	1,078	—
Cash flows provided by financing activities	119,310	9,471
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	322	(1,012)
Net decrease in cash, cash equivalents and restricted cash	(1,620)	(167,275)
Cash, cash equivalents and restricted cash, beginning of year	58,904	281,677
Cash, cash equivalents and restricted cash, end of period	$57,284	$114,402
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$3,595	$1,744
Additions to right-of-use assets obtained in exchange for operating lease obligations	41,894	8,065
Additions to right-of-use assets obtained in exchange for finance lease obligations	607	335
Dividend equivalents rights ("DERs") declared not paid	452	427
Contingent consideration (Note 16)	3,000	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2021	75,855	$76	$948,423	$(99,582)	$324,966	$(131,039)	$1,042,844	$37,423	$1,080,267
Net income	—	—	—	—	81,045	—	81,045	981	82,026
Other comprehensive loss	—	—	—	(4,945)	—	—	(4,945)	—	(4,945)
Share-based compensation	—	—	5,189	—	—	—	5,189	—	5,189
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	434	—	(10,373)	—	—	—	(10,373)	—	(10,373)
Purchases of common stock (Note 10)	—	—	—	—	—	(29,894)	(29,894)	—	(29,894)
Dividends and dividend equivalents declared	—	—	—	—	(13,473)	—	(13,473)	—	(13,473)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(101)	(101)
Balances as of March 31, 2022	76,289	$76	$943,239	$(104,527)	$392,538	$(160,933)	$1,070,393	$38,303	$1,108,696

Balances as of December 31, 2022	76,322	$76	$960,685	$(109,668)	$473,130	$(385,167)	$939,056	$37,647	$976,703
Sale of equity to noncontrolling interests	—	—	444	—	(180)	—	264	—	264
Net income	—	—	—	—	93,275	—	93,275	379	93,654
Other comprehensive loss	—	—	—	(4,011)	—	—	(4,011)	—	(4,011)
Share-based compensation	—	—	7,119	—	—	—	7,119	—	7,119
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	447	1	(11,414)	—	—	—	(11,413)	—	(11,413)
Purchases of common stock (Note 10)	—	—	—	—	—	(23,539)	(23,539)	—	(23,539)
Dividends and dividend equivalents declared	—	—	—	—	(13,629)	—	(13,629)	—	(13,629)
Balances as of March 31, 2023	76,769	$77	$956,834	$(113,679)	$552,596	$(408,706)	$987,122	$38,026	$1,025,148

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the full year ending December 31, 2023, nor were those of the comparable 2022 periods representative of those actually experienced for the full year ended December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the SEC on March 1, 2023.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its unaudited condensed consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of March 31, 2023 and December 31, 2022. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both March 31, 2023 and December 31, 2022.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of both March 31, 2023 and December 31, 2022, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.8 million.
Foreign Currency Transactions
Foreign currency transaction losses included in selling, general and administrative expenses were $1.3 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.
Recently Adopted Accounting Standards
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Management determined that recently issued ASUs are not expected to have a material impact on the Company's consolidated financial statements.

2. Allowance for Doubtful Accounts
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current and forecasted economic conditions, which could affect the collectability of the reported amounts. All of these factors have been considered in the estimate of expected credit losses for the periods presented.
The activity related to the allowance for doubtful accounts was as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$8,258	$5,980
Bad debt expense	254	922
Amount of receivables written off	(52)	(44)
Foreign currency translation	48	(72)
Balance at end of period	$8,508	$6,786

3. Inventories
The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Raw materials and supplies	$150,635	$154,881
Work-in-process	28,862	29,689
Finished goods	459,626	490,114
Inventories	$639,123	$674,684
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$3,951	$4,177
Provision	1,675	995
Claims paid/costs incurred	(1,229)	(1,045)
Foreign currency translation	(11)	(36)
Balance at end of period	$4,386	$4,091

5. Debt and Financing Arrangements
Credit Facility
On August 2, 2022, the Company amended its credit agreement to, among other things, provide a $950.0 million multi-currency revolving credit facility and amend rates per annum at which borrowings in different denominations bear interest (the "Second Amended Credit Facility"). On August 2, 2022, proceeds from borrowings under the multi-currency revolving credit facility were used to, among other things, prepay in full the Company's then-outstanding term loans and refinance its outstanding borrowings under the revolving credit facility. Immediately prior to payment, the aggregate amounts outstanding related to the term loans and revolving credit facility were approximately $306.3 million and $72.6 million, respectively. The Second Amended Credit Facility matures on August 2, 2027, and as a result, the related borrowings have been classified as long-term debt, with the proceeds and repayments under the revolving credit facility presented on a gross basis in the consolidated statements of cash flows.
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2023, the Company was in compliance with all covenants under its credit agreement.
As of March 31, 2023, there were $783.0 million in outstanding borrowings under the Company's multi-currency revolving credit facility with a weighted average interest rate of 5.87%. As of March 31, 2023, the Company had available borrowings under its multi-currency revolving credit facility of $158.8 million after giving effect to $8.2 million of outstanding letters of credit.

Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the consolidated balance sheets with the proceeds and repayments presented on a gross basis in the consolidated statements of cash flows when the original maturity exceeds 90 days. There were $44.6 million and $40.3 million in outstanding borrowings under the Company's local credit facilities as of March 31, 2023 and December 31, 2022, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.82% and 0.85% as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, the Company had available borrowings remaining under these local credit facilities of $25.3 million.
Letters of Credit
As of March 31, 2023 and December 31, 2022, there were outstanding letters of credit related to agreements, including the Company's Second Amended Credit Facility, totaling $12.0 million and $10.0 million, respectively, of which $8.6 million and $7.3 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $58.8 million as of March 31, 2023.
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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of March 31, 2023 and December 31, 2022 was $225.3 million and $242.4 million, respectively.
The Company also enters into foreign exchange forward contracts, which either do not qualify as hedging instruments or have not been designated as such, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expenses. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts not designated under hedge accounting as of both March 31, 2023 and December 31, 2022 was $4.0 million. Selling, general and administrative expenses during the three months ended March 31, 2023 and 2022 included a gain of $0.1 million and $0.3 million, respectively, related to undesignated foreign exchange forward derivative instruments.
Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of March 31, 2023, the notional value of the Company's outstanding interest rate swap contracts was $100.0 million. As of December 31, 2022, there were no interest rate swap contracts outstanding.

Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		March 31,	December 31,
Balance Sheet Location	Hedge Instrument Type	2023	2022
Prepaid and other assets	Foreign exchange forward	$6,078	$7,393
	Interest rate swap	344	—
Other assets	Foreign exchange forward	87	1,341
Accrued expenses and other liabilities	Foreign exchange forward	3,817	4,710
	Interest rate swap	17	—
Other noncurrent liabilities	Foreign exchange forward	505	344
	Interest rate swap	699	—
The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
Type of hedge
Foreign exchange forward	$(477)	$3,076
Interest rate swap	(356)	—
Total	$(833)	$3,076
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $2.4 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net gain of $0.3 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax, into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.
The hedge instrument gain (loss) recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
Location of gain (loss) in statements of operations
Foreign exchange forward:
Cost of goods sold	$5,196	$1,355
Selling, general and administrative (1)	210	675
Total	$5,406	$2,030

Interest Rate Swap:
Interest expense, net	$15	$—
Total	$15	$—
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 were as follows:

	Fair Value Measurements as of
	March 31, 2023 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$4,135	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	6,098	—	Prepaid and other assets
Interest rate derivative instruments	—	344	—	Other current assets
Deferred compensation program assets	670	—	—	Other assets
Foreign exchange derivative instruments	—	87	—	Other assets
Total assets	$4,805	$6,529	$—
Liabilities
Foreign exchange derivative instruments	$—	$3,817	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	17	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	670	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	505	—	Other noncurrent liabilities
Interest rate derivative instruments	—	699	—	Other noncurrent liabilities
Total liabilities	$670	$5,038	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows:

	Fair Value Measurements as of
	December 31, 2022 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,940	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	7,393	—	Prepaid and other assets
Deferred compensation program assets	631	—	—	Other assets
Foreign exchange derivative instruments	—	1,341	—	Other assets
Total assets	$4,571	$8,734	$—
Liabilities
Foreign exchange derivative instruments	$—	$4,758	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	631	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	344	—	Other noncurrent liabilities
Total liabilities	$631	$5,102	$—
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
8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
(in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$1,434	$2,007	$119	$160
Interest cost	2,943	2,234	172	84
Expected return on plan assets	(1,962)	(1,871)	—	—
Amortization of net loss (gain)	21	935	(201)	(152)
Amortization of prior service cost (credit)	46	69	(34)	(34)
Net periodic benefit cost	$2,482	$3,374	$56	$58
The non-service cost components of net periodic benefit cost are included in other expense, net in the unaudited condensed consolidated statements of operations.
9. Income Taxes
Income tax expense decreased by $0.2 million to $20.7 million for the three months ended March 31, 2023 compared to $20.9 million for the three months ended March 31, 2022. The Company’s effective income tax rate ("ETR") was 18.1% for the three months ended March 31, 2023 compared to 20.4% for the three months ended March 31, 2022.
The ETR for the three months ended March 31, 2023 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income, state income taxes and the Company's geographic mix of income earned by the Company's international subsidiaries. The ETR for the three months ended March 31, 2022 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income and the Company's geographic mix of income earned by its international subsidiaries.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2023:
First Quarter	$0.195	$13,629
Total dividends declared in 2023	$0.195	$13,629

2022:
Fourth Quarter	$0.180	$12,986
Third Quarter	0.180	13,192
Second Quarter	0.180	13,400
First Quarter	0.180	13,473
Total dividends declared in 2022	$0.720	$53,051
During the second quarter of 2023, the Company's Board of Directors declared a dividend of $0.195 per share of common stock to shareholders of record as of June 2, 2023 and payable on June 16, 2023.

Share Repurchase Program
As of March 31, 2023, the Board of Directors had authorized the Company to repurchase up to $700.0 million of its issued and outstanding common stock. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement.
On November 8, 2021, the Company entered into an agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $37.5 million, at the same weighted average per share price (the "2021 Agreement"). In relation to the 2021 Agreement, on January 24, 2022, the Company purchased 699,819 shares of its common stock for an aggregate of $37.5 million from Magnus, in satisfaction of its obligations under the 2021 Agreement.
On June 16, 2022, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2022 through January 13, 2023, up to an aggregate of $75.0 million, at the same weighted average per share price (the "2022 Agreement"). On August 30, 2022, the Company amended and restated the 2022 Agreement to increase the aggregate dollar amount of shares of its common stock that it will purchase from Magnus from $75.0 million to $100.0 million, (the "Amended and Restated 2022 Agreement"). In relation to this agreement, the Company recorded a share repurchase liability of $92.6 million for 2,000,839 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2022. Between January 1, 2023 and January 13, 2023, the Company purchased an additional 167,689 shares of its common stock on the open market for an aggregate of $7.4 million, bringing the cumulative total open market purchases since the inception of the 2022 Agreement to $100.0 million. As a result, on January 23, 2023, the Company purchased 2,168,528 shares of its common stock from Magnus for an aggregate of $100.0 million, in satisfaction of its obligation under the Amended and Restated 2022 Agreement.
The Company's share repurchase activity for the periods presented was as follows:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Shares repurchased in the open market:
Shares repurchased	346,389	463,980
Average price	$46.54	$46.57
Aggregate value	$16,122	$21,607
Shares repurchased from Magnus:
Shares repurchased	2,168,528	699,819
Average price (1)	$46.11	$53.59
Aggregate value	$100,001	$37,501
Total shares repurchased:
Shares repurchased	2,514,917	1,163,799
Average price	$46.17	$50.79
Aggregate value	$116,123	$59,108
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
As of March 31, 2023, the Company had $291.3 million remaining under the current share repurchase authorization. This program will remain in effect until completed or until terminated by the Board of Directors.

11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of March 31, 2023, the only awards granted under the 2015 Plan were RSUs and PSUs.
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
A summary of the Company’s RSUs and PSUs as of March 31, 2023 and changes during the three months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2022	944,695	$37.48	529,366	$36.30
Granted	337,567	48.58	168,251	48.58
Vested (1)(2)	(499,896)	31.04	(231,127)	25.73
Forfeited	(4,179)	43.87	(12,377)	41.78
Outstanding as of March 31, 2023	778,187	$46.40	454,113	$46.08

_______________________________________________________________________________
(1)    Includes 75,157 shares of common stock related to RSU's that were not delivered as of March 31, 2023.
(2)    Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 231,127 PSUs that vested during the three months ended March 31, 2023, were entitled to receive 460,684 shares of common stock. As of March 31, 2023, there were 229,205 shares of common stock that had not been delivered in connection with the vesting of these PSUs.
(3)    Number of PSUs assume that 100% of the target level of performance was achieved
Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
RSUs	$4,154	$2,770
PSUs	2,965	2,419
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $27.7 million and $15.0 million, respectively, as of March 31, 2023, and is expected to be recognized over the related weighted average period of 1.6 years and 2.2 years, respectively.

A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Three months ended		Three months ended
	March 31, 2023		March 31, 2022
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	436,491	231,580	492,580	188,527
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(128,291)	(91,842)	(159,851)	(87,215)
Net shares of common stock issued	308,200	139,738	332,729	101,312

Cumulative undelivered shares of common stock	471,306	420,447	414,866	191,242
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2023	2022
Cost of goods sold	$373	$300
Selling, general and administrative	6,223	4,698
Research and development	687	355
Total compensation expense before income tax	7,283	5,353
Income tax benefit	1,492	1,176
Total compensation expense, net of income tax	$5,791	$4,177
12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign	Interest		Accumulated
	Foreign	Exchange	Rate Swap	Pension and	Other
	Currency	Derivative	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2022	$(97,855)	$5,598	$—	$(17,411)	$(109,668)
Other comprehensive (loss) income before reclassifications	565	(477)	(356)	(238)	(506)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(5,196)	(15)	(168)	(5,379)
Tax expense	—	1,694	90	90	1,874
Balance as of March 31, 2023	$(97,290)	$1,619	$(281)	$(17,727)	$(113,679)

13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2023	2022

Net income attributable to Acushnet Holdings Corp.	$93,275	$81,045

Weighted average number of common shares:
Basic	68,213,068	73,513,109
RSUs	340,101	325,550
PSUs	93,043	84,069
Diluted	68,646,212	73,922,728

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.37	$1.10
Diluted	$1.36	$1.10
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three months ended March 31, 2023 and 2022 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During both the first quarter of 2023 and 2022, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three months ended March 31, 2023 and 2022.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended
	March 31,
	2023	2022
RSUs	259,496	66,405
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
Results shown for the three months ended March 31, 2023 and 2022 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Net sales
Titleist golf balls	$192,001	$163,838
Titleist golf clubs	180,781	160,815
Titleist golf gear	67,043	44,146
FootJoy golf wear	205,274	197,553
Other	41,191	39,735
Total net sales	$686,290	$606,087

Segment operating income
Titleist golf balls	$38,621	$33,373
Titleist golf clubs	40,545	32,228
Titleist golf gear	12,190	2,194
FootJoy golf wear	30,801	31,315
Other	6,564	7,427
Total segment operating income	128,721	106,537
Reconciling items:
Interest expense, net	(9,896)	(1,277)
Non-service cost component of net periodic benefit cost	(985)	(1,265)
Other	(3,496)	(1,229)
Total income before income tax	$114,344	$102,766
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended March 31,
(in thousands)	2023	2022
United States	$369,931	$295,126
EMEA (1)	104,760	112,357
Japan	46,375	45,795
Korea	88,984	85,717
Rest of World	76,240	67,092
Total net sales	$686,290	$606,087
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
The Company's purchase obligations as of March 31, 2023 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2023	2024	2025	2026	2027	Thereafter
Purchase obligations (1)	$245,899	$27,389	$7,133	$2,722	$2,430	$9,653
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included on the unaudited condensed consolidated balance sheet as of March 31, 2023.
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
16. Other Business Developments
In January 2023, the Company acquired certain trademarks from Club Glove, an industry leader specializing in premium performance golf travel products, for $25.2 million including cash consideration of $22.2 million and contingent consideration of $3.0 million, which was included in accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2023. The trademarks acquired were included in the Company's Titleist golf gear reporting segment and will be amortized over a weighted average life of 10 years.
On November 4, 2022, the Company completed the acquisition of an 80% interest in certain assets and liabilities of TPI EDU, LLC, Onbase University, LP and Racquetfit, LP, (together known as "TPI") for cash consideration of $18.4 million. As part of the acquisition, the Company recorded a redeemable noncontrolling interest of $4.6 million (Note 1). TPI is a leading supplier of online courses, certifications, educational programs, live seminars, and other educational services in the golf, baseball and tennis industries. The results of TPI have been included in the Company's Titleist golf clubs reporting segment since the date of acquisition (Note 14).
On April 1, 2022, the Company acquired the outstanding equity interest in PG Golf LLC for $5.0 million, including cash consideration of $3.6 million and contingent consideration of $1.4 million, which was included in other noncurrent liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022.

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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended
	March 31,
(in thousands)	2023	2022
Net sales	$686,290	$606,087
Cost of goods sold	320,618	289,088
Gross profit	365,672	316,999
Operating expenses:
Selling, general and administrative	222,539	195,691
Research and development	14,540	13,976
Intangible amortization	3,689	1,963
Income from operations	124,904	105,369
Interest expense, net	9,896	1,277
Other expense, net	664	1,326
Income before income taxes	114,344	102,766
Income tax expense	20,725	20,919
Net income	93,619	81,847
Less: Net income attributable to noncontrolling interests	(344)	(802)
Net income attributable to Acushnet Holdings Corp.	$93,275	$81,045
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$93,275	$81,045
Interest expense, net	9,896	1,277
Income tax expense	20,725	20,919
Depreciation and amortization	12,631	10,367
Share-based compensation	7,283	5,353
Other extraordinary, unusual or non-recurring items, net (1)	2,628	235
Net income attributable to noncontrolling interests	344	802
Adjusted EBITDA	$146,782	$119,998
Adjusted EBITDA margin	21.4%	19.8%
________________________
(1) For the three months ended March 31, 2023, includes costs associated with the optimization of our distribution and custom fulfillment capabilities.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
Titleist golf balls	$192.0	$163.8	$28.2	17.2%	$33.8	20.6%
Titleist golf clubs	180.8	160.8	20.0	12.4%	26.2	16.3%
Titleist golf gear	67.0	44.1	22.9	51.9%	25.3	57.4%
FootJoy golf wear	205.3	197.6	7.7	3.9%	15.5	7.8%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
United States	$369.9	$295.1	$74.8	25.3%	$74.8	25.3%
EMEA	104.8	112.4	(7.6)	(6.8)%	0.2	0.2%
Japan	46.4	45.8	0.6	1.3%	7.3	15.9%
Korea	89.0	85.7	3.3	3.9%	8.5	9.9%
Rest of world	76.2	67.1	9.1	13.6%	13.3	19.8%
Total net sales	$686.3	$606.1	$80.2	13.2%	$104.1	17.2%
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	March 31,		Increase/(Decrease)
Segment operating income	2023	2022	$ change	% change
Titleist golf balls	$38.6	$33.4	$5.2	15.6%
Titleist golf clubs	40.5	32.2	8.3	25.8%
Titleist golf gear	12.2	2.2	10.0	*
FootJoy golf wear	30.8	31.3	(0.5)	(1.6)%
________________________
~~*~~Percentage change not meaningful
Net Sales
For the three months ended March 31, 2023 net sales increased 13.2%, or 17.2% on a constant currency basis, compared to the three months ended March 31, 2022. The increase was driven by growth across all reportable segments primarily as a result of higher sales volumes.
The increase in net sales in the United States was primarily the result of increases in Titleist golf balls of $22.7 million, FootJoy golf wear of $17.9 million, Titlist golf clubs of $17.3 million and Titleist golf gear of $13.9 million. The increase in Titleist golf balls was primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls. The increase in FootJoy golf wear was primarily driven by higher sales volumes across all product categories, led by apparel. The increase in Titleist golf clubs was primarily driven by higher sales volumes of our TSR drivers, fairways and hybrids, partially offset by lower sales volumes of wedges which are in their second model year. The increase in Titleist golf gear was primarily driven by higher sales volumes across all product categories reflecting improvements in supply chain and fulfillment constraints versus their impact in the first quarter of 2022.
Net sales in regions outside the United States increased 1.7%, or 9.4% on a constant currency basis. In Korea and Rest of World, net sales increased across all reportable segments. In Japan, net sales increased in all reportable segments except Titleist golf clubs which were flat. In EMEA, net sales increased across all reportable segments except FootJoy golf wear.

Gross Profit
Gross profit increased $48.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Gross margin increased to 53.3% for the three months ended March 31, 2023 compared to 52.3% for the three months ended March 31, 2022. The increase in gross profit was primarily the result of increases in Titleist golf clubs of $17.2 million, Titleist golf balls of $13.3 million, Titleist golf gear of $12.5 million and FootJoy golf wear of $6.5 million. These increases in gross profit were primarily due to the sales volume increases discussed above and lower inbound freight costs, partially offset by the unfavorable impact of changes in foreign currency exchange rates. The increase in gross margin was primarily due to lower inbound freight costs across all reportable segments.
Selling, General and Administrative Expenses
SG&A expenses increased $26.8 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase of $11.5 million in selling expense due to higher sales volumes as discussed previously and higher employee related expenses, an increase of $7.6 million in advertising and promotional expenses primarily related to new product launches, as well as an increase of $5.1 million in administrative expense primarily due to employee related expenses. Overall, SG&A included a favorable impact of changes in foreign currency exchange rates of $5.2 million across all expense categories and reportable segments.
Intangible Amortization
Intangible amortization expense increased $1.7 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily as a result of the acquisition of trademarks related to our putter and gear businesses in late 2022 and early 2023, respectively.
Interest Expense, net
Interest expense, net increased $8.6 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This increase was primarily due to an increase in borrowings and interest rates for the three months ended March 31, 2023.
Income Tax Expense
Income tax expense decreased $0.2 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our effective tax rate ("ETR") was 18.1% for the three months ended March 31, 2023 compared to 20.4% for the three months ended March 31, 2022. The decrease in the ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 17.2%, or 20.6% on a constant currency basis, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2023.
Operating income in our Titleist golf balls segment increased $5.2 million, or 15.6% compared to the prior year period. The increase in operating income resulted from higher gross profit of $13.3 million, partially offset by higher operating expenses of $7.6 million. The increase in gross profit was primarily driven by higher sales volumes and lower inbound freight costs. Operating expenses increased primarily as a result of increases of $3.4 million, $2.5 million and $1.3 million in selling, advertising and promotional and administrative expenses, respectively.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 12.4%, or 16.3% on a constant currency basis, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was largely due to higher sales volumes of our TSR drivers and fairways launched in the third quarter of 2022 and TSR hybrids launched in the first quarter of 2023. This increase was partially offset by lower sales volumes of second model year wedges.
Operating income in our Titleist golf clubs segment increased $8.3 million, or 25.8% compared to the prior year period. The increase in operating income resulted from higher gross profit of $17.2 million, partially offset by higher operating expenses of $7.9 million. The increase in gross profit was primarily due to higher sales volumes, lower inbound freight costs and lower royalty expense. Operating expenses increased primarily as a result of increases of $4.4 million, $2.0 million and $1.4 million in selling, administrative and advertising and promotional expenses, respectively.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 51.9%, or 57.4% on a constant currency basis, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to higher sales volumes across all product categories reflecting improvements in supply chain and fulfillment constraints versus their impact in the first quarter of 2022.
Operating income in our Titleist golf gear segment increased $10.0 million compared to the prior year period. The increase in operating income resulted from higher gross profit of $12.5 million, partially offset by higher operating expenses of $2.1 million. Gross profit increased due to higher sales volumes and lower inbound freight costs. Operating expenses increased primarily as a result of an increase of $1.6 million in selling expense.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased 3.9%, or 7.8% on a constant currency basis, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to increased sales volumes in apparel reflecting improvements in supply chain constraints.
Operating income in our FootJoy golf wear segment decreased $0.5 million, or 1.6% compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $7.0 million, partially offset by higher gross profit of $6.5 million. Gross profit increased primarily as a result of sales volume increases in apparel and lower inbound freight costs. Operating expenses increased primarily as a result of an increase of $3.1 million in selling expense due to higher sales volumes partially offset by lower retail commission expense in Korea, as well as increases of $2.9 million and $1.0 million in advertising and promotional and administrative expenses, respectively.

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
As of March 31, 2023, we had $55.5 million of unrestricted cash and cash equivalents (including $15.3 million attributable to our FootJoy golf shoe variable interest entity). As of March 31, 2023, 97.5% of our total unrestricted cash and cash equivalents was held at our non-U.S. subsidiaries, including our FootJoy golf shoe variable interest entity. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
As noted previously, the macroeconomic environment could impact our results of operations in ways we cannot currently predict. Nonetheless, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including current and future economic trends and conditions, demand for our products, availability and cost of our raw materials and components, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Debt and Financing Arrangements
As of March 31, 2023, we had $158.8 million of availability under our multi-currency revolving credit facility after giving effect to $8.2 million of outstanding letters of credit. Additionally, we had $25.3 million available under our local credit facilities.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2023, we were in compliance with all covenants under our credit agreement.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 – Debt and Financing Arrangements,” Item 1 of Part I included elsewhere in this report and “Notes to Consolidated Financial Statements-Note-10-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of our credit facilities and related credit agreements. Additionally, see "Risk Factors - Risks Related to Our Indebtedness" as described in our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion surrounding the risks and uncertainties related to our credit facilities.
Dividends and Share Repurchase Program
During the three months ended March 31, 2023, we paid dividends on our common stock of $14.3 million to our shareholders. During the second quarter of 2023, our Board of Directors declared a dividend of $0.195 per share of common stock to shareholders of record as of June 2, 2023 and payable on June 16, 2023.
As of March 31, 2023, our Board of Directors had authorized us to repurchase up to an aggregate of $700.0 million of our issued and outstanding common stock. During the three months ended March 31, 2023, we repurchased 2,514,917 shares of common stock at an average price of $46.17 for an aggregate of $116.1 million. Included in this amount were 2,168,528 shares of common stock repurchased from Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., on January 23, 2023, for an aggregate of $100.0 million in satisfaction of our obligations pursuant to our previously disclosed Magnus share repurchase agreement.
As of March 31, 2023, we had $291.3 million remaining under the current share repurchase authorization. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.
Business Developments
In January 2023, we acquired certain trademarks from Club Glove, an industry leader specializing in premium performance golf travel products, for $25.2 million including cash consideration of $22.2 million and contingent consideration of $3.0 million. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-16 - Other Business Developments,” Item 1 of Part I included elsewhere in this report for additional information regarding our acquisition during the first quarter ended March 31, 2023.
Capital Expenditures
We made $11.7 million of capital expenditures during the three months ended March 31, 2023. Capital expenditures for the full year are expected to be approximately $75.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology to support our global strategic initiatives.

Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2023	2022
Cash flows from:
Operating activities	$(86,418)	$(164,048)
Investing activities	(34,834)	(11,686)
Financing activities	119,310	9,471
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	322	(1,012)
Net decrease in cash, cash equivalents and restricted cash	$(1,620)	$(167,275)
Cash Flows from Operating Activities
The decrease in cash used in operating operating activities was primarily related to changes in working capital, largely driven by inventory. These inventory changes relate to an increase in demand for our products and improvements in our inventory position and supply chain. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The increase in cash used in investing activities was primarily driven by cash paid for trademark acquisitions during the three months ended March 31, 2023.
Cash Flows from Financing Activities
The increase in cash provided by financing activities was primarily due to an increase in proceeds from borrowings offset in part by an increase in purchases of our common stock.
Off-Balance Sheet Arrangements
As of March 31, 2023, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
From time to time, we enter into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of March 31, 2023, the notional value of our outstanding interest rate swap contract was $100.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statement-Note-6-Derivative Financial Instruments" for further discussion of our interest rate swap contract.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of March 31, 2023, we had $727.6 million of outstanding indebtedness at variable interest rates after giving effect to $100.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of March 31, 2023 would have resulted in an increase of $7.3 million in our annual pre-tax interest expense.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at March 31, 2023 was $229.3 million, representing a net settlement asset of $1.9 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of March 31, 2023, while not predictive in nature, indicated that the net settlement asset of $1.9 million would decrease by $17.5 million resulting in a net settlement liability of $15.6 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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

Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that inflation in the form of increased raw materials and other input costs, including inbound freight and wage rates, have impacted our business, results of operations, financial position and cash flows during the three months ended March 31, 2023 and 2022. Should the current higher inflationary environment continue, including increased raw material and other input costs, our business, results of operations, financial position and cash flows could be materially impacted in the future.

ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended March 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.      Legal Proceedings
We are party to lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.

Item 1A.      Risk Factors
You should carefully consider each of the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the other information set forth in this report. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the first quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1) (in thousands)
January 1, 2023 - January 31, 2023 (2)	2,396,717	$45.99	2,396,717	$47,192
February 1, 2023 - February 28, 2023	104,500	49.55	104,500	292,014
March 1, 2023 - March 31, 2023	13,700	52.61	13,700	291,294
Total	2,514,917	$46.17	2,514,917	$291,294

_______________________________________________________________________________
(1)    On February 9, 2023, our Board of Directors authorized us to repurchase up to an additional $250.0 million of our issued and outstanding common stock, bringing the total authorization as of March 31, 2023 up to $700.0 million.
(2)    Includes 2,168,528 shares of common stock purchased from Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., for an aggregate of $100.0 million, in satisfaction of our previously disclosed share repurchase obligations. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.

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

ACUSHNET HOLDINGS CORP.

Dated: May 4, 2023	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 4, 2023	By:	/s/ Thomas Pacheco
Thomas Pacheco
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

