Form 10-Q
period 2023-06-30
Acushnet Holdings Corp.
filed 2023-08-03
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 66,542,551 shares of common stock outstanding as of July 28, 2023.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

3

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Current assets
Cash, cash equivalents and restricted cash ($12,032 and $14,376 attributable to the variable interest entity ("VIE"))	$62,541	$58,904
Accounts receivable, net	394,886	216,695
Inventories ($10,063 and $17,866 attributable to the VIE)	562,328	674,684
Prepaid and other assets	131,798	108,793
Total current assets	1,151,553	1,059,076
Property, plant and equipment, net ($9,613 and $10,089 attributable to the VIE)	267,284	254,472
Goodwill ($32,312 and $32,312 attributable to the VIE)	224,297	224,814
Intangible assets, net	544,334	525,903
Deferred income taxes	23,752	47,551
Other assets ($2,030 and $2,083 attributable to the VIE)	119,708	81,991
Total assets	$2,330,928	$2,193,807
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$37,228	$40,336
Current portion of long-term debt	1,585	—
Accounts payable ($4,128 and $11,914 attributable to the VIE)	131,257	166,998
Accrued taxes	62,153	40,922
Accrued compensation and benefits ($1,282 and $1,651 attributable to the VIE)	87,298	98,245
Accrued expenses and other liabilities ($2,103 and $3,380 attributable to the VIE)	136,478	202,124
Total current liabilities	455,999	548,625
Long-term debt	642,717	527,509
Deferred income taxes	5,643	5,896
Accrued pension and other postretirement benefits	74,781	74,234
Other noncurrent liabilities ($61 and $2,145 attributable to the VIE)	88,883	54,177
Total liabilities	1,268,023	1,210,441
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	7,688	6,663
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 76,781,867 and 76,321,523 shares issued	77	76
Additional paid-in capital	965,446	960,685
Accumulated other comprehensive loss, net of tax	(114,345)	(109,668)
Retained earnings	613,584	473,130
Treasury stock, at cost; 10,175,003 and 8,892,425 shares (including 286,000 and 2,000,839 of accrued share repurchases (Note 10))	(447,543)	(385,167)
Total equity attributable to Acushnet Holdings Corp.	1,017,219	939,056
Noncontrolling interests	37,998	37,647
Total shareholders' equity	1,055,217	976,703
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,330,928	$2,193,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net sales	$689,363	$658,599	$1,375,653	$1,264,686
Cost of goods sold	320,840	314,993	641,458	604,081
Gross profit	368,523	343,606	734,195	660,605
Operating expenses:
Selling, general and administrative	242,015	239,167	464,554	434,858
Research and development	16,507	13,938	31,047	27,914
Intangible amortization	3,511	1,954	7,200	3,917
Income from operations	106,490	88,547	231,394	193,916
Interest expense, net	10,949	2,091	20,845	3,368
Other expense, net	428	2,147	1,092	3,473
Income before income taxes	95,113	84,309	209,457	187,075
Income tax expense	20,749	16,070	41,474	36,989
Net income	74,364	68,239	167,983	150,086
Less: Net loss (income) attributable to noncontrolling interests	291	(1,785)	(53)	(2,587)
Net income attributable to Acushnet Holdings Corp.	$74,655	$66,454	$167,930	$147,499

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.09	$0.91	$2.46	$2.01
Diluted	1.09	0.91	2.45	2.00
Weighted average number of common shares:
Basic	68,341,608	72,904,858	68,277,693	73,207,303
Diluted	68,649,044	73,391,880	68,647,983	73,655,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net income	$74,364	$68,239	$167,983	$150,086
Other comprehensive loss:
Foreign currency translation adjustments	(2,493)	(24,495)	(1,928)	(32,065)
Cash flow derivative instruments:
Unrealized holding gains arising during period	5,063	8,973	4,230	12,049
Reclassification adjustments included in net income	(1,270)	(1,586)	(6,481)	(2,941)
Tax (expense) benefit	(1,246)	(2,362)	538	(2,878)
Cash flow derivative instruments, net	2,547	5,025	(1,713)	6,230
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	(698)	1,673	(1,104)	3,536
Tax benefit (expense)	158	(376)	248	(819)
Pension and other postretirement benefits adjustments, net	(540)	1,297	(856)	2,717
Total other comprehensive loss	(486)	(18,173)	(4,497)	(23,118)
Comprehensive income	73,878	50,066	163,486	126,968
Less: Comprehensive loss (income) attributable to noncontrolling interests	175	(1,669)	(233)	(2,416)
Comprehensive income attributable to Acushnet Holdings Corp.	$74,053	$48,397	$163,253	$124,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$167,983	$150,086
Adjustments to reconcile net income to cash flows provided by (used in) operating activities
Depreciation and amortization	25,374	20,665
Unrealized foreign exchange (gain) loss	(3,341)	6,769
Amortization of debt issuance costs	337	406
Share-based compensation	16,064	12,322
(Gain) loss on disposals of property, plant and equipment	(15)	22
Deferred income taxes	23,302	3,236
Changes in operating assets and liabilities
Accounts receivable	(180,770)	(228,837)
Inventories	110,388	(70,751)
Accounts payable	(34,223)	33,705
Accrued taxes	23,572	1,874
Other assets and liabilities	(29,054)	(20,142)
Cash flows provided by (used in) operating activities	119,617	(90,645)
Cash flows from investing activities
Additions to property, plant and equipment	(27,228)	(20,457)
Additions to intangible assets (Note 16)	(25,235)	—
Other, net	(887)	—
Cash flows used in investing activities	(53,350)	(20,457)
Cash flows from financing activities
(Repayments of) proceeds from short-term borrowings, net (Note 5)	(4,879)	91,270
Proceeds from revolving credit facilities (Note 5)	779,920	—
Repayments of revolving credit facilities (Note 5)	(661,605)	—
Repayments of term loan facility (Note 5)	—	(8,750)
Purchases of common stock	(138,021)	(96,571)
Dividends paid on common stock	(27,413)	(26,912)
Dividends paid to noncontrolling interests	—	(1,601)
Payment of employee restricted stock tax withholdings	(11,461)	(10,661)
Other, net	1,078	(3,600)
Cash flows used in financing activities	(62,381)	(56,825)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(249)	(4,658)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,637	(172,585)
Cash, cash equivalents and restricted cash, beginning of year	58,904	281,677
Cash, cash equivalents and restricted cash, end of period	$62,541	$109,092
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$3,771	$2,505
Additions to right-of-use assets obtained in exchange for operating lease obligations	49,574	15,800
Additions to right-of-use assets obtained in exchange for finance lease obligations	607	335
Additions to treasury stock	2,092	1,605
Dividend equivalents rights ("DERs") declared not paid	1,008	904
Contingent consideration (Note 16)	—	1,400
Share repurchase liability (Note 10)	14,846	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of March 31, 2022	76,289	$76	$943,239	$(104,527)	$392,538	$(160,933)	$1,070,393	$38,303	$1,108,696
Purchase of equity from noncontrolling interest (Note 16)	—	—	(838)	—	—	—	(838)	(3,905)	(4,743)
Net income	—	—	—	—	66,454	—	66,454	1,756	68,210
Other comprehensive loss	—	—	—	(18,173)	—	—	(18,173)	—	(18,173)
Share-based compensation	—	—	6,805	—	—	—	6,805	—	6,805
Purchases of common stock (Note 10)	—	—	—	—	—	(39,068)	(39,068)	—	(39,068)
Dividends and dividend equivalents declared	—	—	—	—	(13,400)	—	(13,400)	—	(13,400)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,500)	(1,500)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of June 30, 2022	76,289	$76	$949,206	$(122,700)	$444,592	$(200,001)	$1,071,173	$34,654	$1,105,827

Balances as of March 31, 2023	76,769	$77	$956,834	$(113,679)	$552,596	$(408,706)	$987,122	$38,026	$1,025,148
Net income (loss)	—	—	—	—	74,655	—	74,655	(28)	74,627
Other comprehensive loss	—	—	—	(666)	—	—	(666)	—	(666)
Share-based compensation	—	—	8,617	—	—	—	8,617	—	8,617
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	13	—	(5)	—	—	—	(5)	—	(5)
Purchases of common stock (Note 10)	—	—	—	—	—	(23,991)	(23,991)	—	(23,991)
Share repurchase liability (Note 10)	—	—	—	—	—	(14,846)	(14,846)	—	(14,846)
Dividends and dividend equivalents declared	—	—	—	—	(13,667)	—	(13,667)	—	(13,667)
Balances as of June 30, 2023	76,782	$77	$965,446	$(114,345)	$613,584	$(447,543)	$1,017,219	$37,998	$1,055,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2021	75,855	$76	$948,423	$(99,582)	$324,966	$(131,039)	$1,042,844	$37,423	$1,080,267
Purchase of equity from noncontrolling interest (Note 16)	—	—	(838)	—	—	—	(838)	(3,905)	(4,743)
Net income	—	—	—	—	147,499	—	147,499	2,737	150,236
Other comprehensive loss	—	—	—	(23,118)	—	—	(23,118)	—	(23,118)
Share-based compensation	—	—	11,994	—	—	—	11,994	—	11,994
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	434	—	(10,373)	—	—	—	(10,373)	—	(10,373)
Purchases of common stock (Note 10)	—	—	—	—	—	(68,962)	(68,962)	—	(68,962)
Dividends and dividend equivalents declared	—	—	—	—	(26,873)	—	(26,873)	—	(26,873)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,601)	(1,601)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of June 30, 2022	76,289	$76	$949,206	$(122,700)	$444,592	$(200,001)	$1,071,173	$34,654	$1,105,827

Balances as of December 31, 2022	76,322	$76	$960,685	$(109,668)	$473,130	$(385,167)	$939,056	$37,647	$976,703
Sale of equity to redeemable noncontrolling interest	—	—	444	—	(180)	—	264	—	264
Net income	—	—	—	—	167,930	—	167,930	351	168,281
Other comprehensive loss	—	—	—	(4,677)	—	—	(4,677)	—	(4,677)
Share-based compensation	—	—	15,736	—	—	—	15,736	—	15,736
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	460	1	(11,419)	—	—	—	(11,418)	—	(11,418)
Purchases of common stock (Note 10)	—	—	—	—	—	(47,530)	(47,530)	—	(47,530)
Share repurchase liability (Note 10)	—	—	—	—	—	(14,846)	(14,846)	—	(14,846)
Dividends and dividend equivalents declared	—	—	—	—	(27,296)	—	(27,296)	—	(27,296)
Balances as of June 30, 2023	76,782	$77	$965,446	$(114,345)	$613,584	$(447,543)	$1,017,219	$37,998	$1,055,217

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the full year ending December 31, 2023, nor were those of the comparable 2022 periods representative of those actually experienced for the full year ended December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the SEC on March 1, 2023.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its unaudited condensed consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of June 30, 2023 and December 31, 2022. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the three and six months ended June 30, 2022, the Company recorded a $1.0 million redemption value adjustment to increase the carrying value of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both June 30, 2023 and December 31, 2022.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of June 30, 2023 and December 31, 2022, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.7 million and $1.8 million, respectively.
Foreign Currency Transactions
Foreign currency transaction losses included in selling, general and administrative expenses were $1.2 million and $7.0 million for the three months ended June 30, 2023 and 2022, respectively. Foreign currency transaction losses included in selling, general and administrative expenses were $2.5 million and $8.8 million for the six months ended June 30, 2023 and 2022, respectively.
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
The activity related to the allowance for doubtful accounts was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$8,508	$6,786	$8,258	$5,980
Bad debt expense	543	1,533	797	2,455
Amount of receivables written off	(50)	(225)	(102)	(269)
Foreign currency translation	7	(176)	55	(248)
Balance at end of period	$9,008	$7,918	$9,008	$7,918

3. Inventories
The components of inventories were as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Raw materials and supplies	$140,328	$154,881
Work-in-process	24,085	29,689
Finished goods	397,915	490,114
Inventories	$562,328	$674,684
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$4,386	$4,091	$3,951	$4,177
Provision	2,070	1,216	3,745	2,211
Claims paid/costs incurred	(1,423)	(1,111)	(2,652)	(2,156)
Foreign currency translation	16	(119)	5	(155)
Balance at end of period	$5,049	$4,077	$5,049	$4,077

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
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2023, the Company was in compliance with all covenants under its credit agreement.
As of June 30, 2023, there were $642.7 million in outstanding borrowings under the Company's multi-currency revolving credit facility with a weighted average interest rate of 6.19%. As of June 30, 2023, the Company had available borrowings under its multi-currency revolving credit facility of $299.8 million after giving effect to $7.5 million of outstanding letters of credit.

Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the consolidated balance sheets with the proceeds and repayments presented on a gross basis in the consolidated statements of cash flows when the original maturity exceeds 90 days. There were $37.2 million and $40.3 million in outstanding borrowings under the Company's local credit facilities as of June 30, 2023 and December 31, 2022, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.81% and 0.85% as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the Company had available borrowings remaining under these local credit facilities of $28.8 million.
Letters of Credit
As of June 30, 2023 and December 31, 2022, there were outstanding letters of credit related to agreements, including the Company's Second Amended Credit Facility, totaling $11.1 million and $10.0 million, respectively, of which $8.0 million and $7.3 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $58.6 million as of June 30, 2023.
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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of June 30, 2023 and December 31, 2022 was $216.0 million and $242.4 million, respectively.
The Company also enters into foreign exchange forward contracts, which either do not qualify as hedging instruments or have not been designated as such, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expenses. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of June 30, 2023. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts not designated under hedge accounting as of December 31, 2022 was $4.0 million. Selling, general and administrative expenses during the three and six months ended June 30, 2022 included gains of $0.9 million and $1.2 million, respectively, related to undesignated foreign exchange forward derivative instruments.
Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of June 30, 2023, the notional value of the Company's outstanding interest rate swap contracts was $100.0 million. As of December 31, 2022, there were no interest rate swap contracts outstanding.

Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		June 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2023	2022
Prepaid and other assets	Foreign exchange forward	$8,333	$7,393
	Interest rate swap	923	—
Other assets	Foreign exchange forward	324	1,341
	Interest rate swap	110	—
Accrued expenses and other liabilities	Foreign exchange forward	3,219	4,710
Other noncurrent liabilities	Foreign exchange forward	—	344
	Interest rate swap	53	—
The hedge instrument gain recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Type of hedge
Foreign exchange forward	$3,538	$8,973	$3,061	$12,049
Interest rate swap	1,525	—	1,169	—
Total	$5,063	$8,973	$4,230	$12,049
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $4.3 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net gain of $0.9 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax, into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.
The hedge instrument gain recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Location of gain in statements of operations
Foreign exchange forward:
Cost of goods sold	$1,097	$1,586	$6,293	$2,941
Selling, general and administrative (1)	147	2,283	357	2,958
Total	$1,244	$3,869	$6,650	$5,899

Interest Rate Swap:
Interest expense, net	$173	$—	$188	$—
Total	$173	$—	$188	$—
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 were as follows:

	Fair Value Measurements as of
	June 30, 2023 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$4,120	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	8,333	—	Prepaid and other assets
Interest rate derivative instruments	—	923	—	Prepaid and other assets
Deferred compensation program assets	676	—	—	Other assets
Foreign exchange derivative instruments	—	324	—	Other assets
Interest rate derivative instruments	—	110	—	Other assets
Total assets	$4,796	$9,690	$—
Liabilities
Foreign exchange derivative instruments	$—	$3,219	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	676	—	—	Other noncurrent liabilities
Interest rate derivative instruments	—	53	—	Other noncurrent liabilities
Total liabilities	$676	$3,272	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows:

	Fair Value Measurements as of
	December 31, 2022 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,940	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	7,393	—	Prepaid and other assets
Deferred compensation program assets	631	—	—	Other assets
Foreign exchange derivative instruments	—	1,341	—	Other assets
Total assets	$4,571	$8,734	$—
Liabilities
Foreign exchange derivative instruments	$—	$4,758	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	631	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	344	—	Other noncurrent liabilities
Total liabilities	$631	$5,102	$—
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
(in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost (credit)
Service cost	$1,416	$1,992	$96	$121
Interest cost	2,716	2,217	159	92
Expected return on plan assets	(1,966)	(1,891)	—	—
Settlements	(27)	—	—	—
Amortization of net loss (gain)	24	1,042	(246)	(79)
Amortization of prior service cost (credit)	46	68	(34)	(34)
Net periodic benefit cost (credit)	$2,209	$3,428	$(25)	$100
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$2,850	$3,999	$215	$281
Interest cost	5,659	4,451	331	176
Expected return on plan assets	(3,928)	(3,762)	—	—
Settlements	(27)	—	—	—
Amortization of net loss (gain)	45	1,977	(447)	(231)
Amortization of prior service cost (credit)	92	137	(68)	(68)
Net periodic benefit cost	$4,691	$6,802	$31	$158
The non-service cost components of net periodic benefit cost are included in other expense, net in the unaudited condensed consolidated statements of operations.
9. Income Taxes
Income tax expense increased $4.6 million to $20.7 million for the three months ended June 30, 2023 compared to $16.1 million for the three months ended June 30, 2022. The Company’s effective tax rate ("ETR") was 21.8% for the three months ended June 30, 2023 compared to 19.1% for the three months ended June 30, 2022. Income tax expense increased $4.5 million to $41.5 million for the six months ended June 30, 2023 compared to $37.0 million for the six months ended June 30, 2022. The Company’s ETR was 19.8% for both the six months ended June 30, 2023 and 2022.
The ETR for the three and six months ended June 30, 2023 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, as well as the U.S. taxation of foreign income and the Company's geographic mix of income. The ETR for the three and six months ended June 30, 2022 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income and the geographic mix of income earned by the Company's international subsidiaries.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2023:
Second Quarter	$0.195	$13,667
First Quarter	0.195	13,629
Total dividends declared in 2023	$0.390	$27,296

2022:
Fourth Quarter	$0.180	$12,986
Third Quarter	0.180	13,192
Second Quarter	0.180	13,400
First Quarter	0.180	13,473
Total dividends declared in 2022	$0.720	$53,051
During the third quarter of 2023, the Company's Board of Directors declared a dividend of $0.195 per share of common stock to shareholders of record as of September 1, 2023 and payable on September 15, 2023.
Share Repurchase Program
As of June 30, 2023, the Board of Directors had authorized the Company to repurchase up to $700.0 million of its issued and outstanding common stock. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement.
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
On June 9, 2023, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from June 12, 2023 through October 27, 2023, up to an aggregate of $100.0 million, at the same weighted average per share price (the "2023 Agreement"). In relation to this agreement, the Company recorded a share repurchase liability of $14.8 million for 286,000 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of June 30, 2023.

The Company's share repurchase activity for the periods presented was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Shares repurchased in the open market:
Shares repurchased	482,500	950,225	828,889	1,414,205
Average price	$49.72	$41.11	$48.39	$42.90
Aggregate value	$23,990	$39,068	$40,112	$60,675
Shares repurchased from Magnus:
Shares repurchased	—	—	2,168,528	699,819
Average price (1)	$—	$—	$46.11	$53.59
Aggregate value	$—	$—	$100,001	$37,501
Total shares repurchased:
Shares repurchased	482,500	950,225	2,997,417	2,114,024
Average price	$49.72	$41.11	$46.74	$46.44
Aggregate value	$23,990	$39,068	$140,113	$98,176
___________________________________
(1)    In accordance with the share repurchase agreements, shares purchased from Magnus are accrued for at the same weighted average price as those purchased on the open market, as if the purchase from Magnus had occurred on the same day. As such, the average price of Magnus repurchases during any given period will differ from open market repurchases due to the settlement of the previously recorded share repurchase liability, as well as open market purchases made after the completion of the Magnus Share repurchase agreements.
As of June 30, 2023, the Company had $267.3 million remaining under the current share repurchase authorization, including $100.0 million related to the 2023 Agreement. This program will remain in effect until completed or until terminated by the Board of Directors.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of June 30, 2023, the only awards granted under the 2015 Plan were RSUs and PSUs.
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

A summary of the Company’s RSUs and PSUs as of June 30, 2023 and changes during the six months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2022	944,695	$37.48	529,366	$36.30
Granted	469,749	47.95	196,572	48.22
Vested (1)(2)	(520,805)	31.66	(231,127)	25.73
Forfeited	(17,473)	47.03	(12,377)	41.78
Outstanding as of June 30, 2023	876,166	$46.36	482,434	$46.09

_______________________________________________________________________________
(1)    Includes 83,660 shares of common stock related to RSU's that were not delivered as of June 30, 2023.
(2)    Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 231,127 PSUs that vested during the six months ended June 30, 2023, were entitled to receive 460,684 shares of common stock. As of June 30, 2023, there were 229,205 shares of common stock that had not been delivered in connection with the vesting of these PSUs.
(3)    Number of PSUs reflect 100% of the target level grant and may not be indicative of the performance level expected to be achieved.
Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
RSUs	$4,800	$4,182	$8,954	$6,952
PSUs	3,817	2,623	6,782	5,042
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $28.2 million and $17.8 million, respectively, as of June 30, 2023, and is expected to be recognized over the related weighted average period of 1.5 years and 2.1 years, respectively.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Six months ended		Six months ended
	June 30, 2023		June 30, 2022
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	448,897	231,580	492,580	188,527
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(128,291)	(91,842)	(159,851)	(87,215)
Net shares of common stock issued	320,606	139,738	332,729	101,312

Cumulative undelivered shares of common stock	479,991	420,447	436,000	191,242
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$382	$342	$755	$642
Selling, general and administrative	8,023	6,215	14,246	10,913
Research and development	376	412	1,063	767
Total compensation expense before income tax	8,781	6,969	16,064	12,322
Income tax benefit	1,867	1,349	3,359	2,525
Total compensation expense, net of income tax	$6,914	$5,620	$12,705	$9,797

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign	Interest		Accumulated
	Foreign	Exchange	Rate Swap	Pension and	Other
	Currency	Derivative	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2022	$(97,855)	$5,598	$—	$(17,411)	$(109,668)
Other comprehensive (loss) income before reclassifications	(2,110)	3,061	1,169	(697)	1,423
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(6,293)	(188)	(405)	(6,886)
Tax benefit (expense)	—	777	(239)	248	786
Balance as of June 30, 2023	$(99,965)	$3,143	$742	$(18,265)	$(114,345)
13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022

Net income attributable to Acushnet Holdings Corp.	$74,655	$66,454	$167,930	$147,499

Weighted average number of common shares:
Basic	68,341,608	72,904,858	68,277,693	73,207,303
RSUs	202,311	293,081	271,206	309,316
PSUs	105,125	193,941	99,084	139,005
Diluted	68,649,044	73,391,880	68,647,983	73,655,624

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.09	$0.91	$2.46	$2.01
Diluted	$1.09	$0.91	$2.45	$2.00
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three and six months ended June 30, 2023 and 2022 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During both 2023 and 2022, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three and six months ended June 30, 2023 and 2022.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
RSUs	—	311,530	129,748	188,968

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
Results shown for the three and six months ended June 30, 2023 and 2022 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Net sales
Titleist golf balls	$237,567	$201,293	$429,568	$365,131
Titleist golf clubs	188,020	164,188	368,801	325,003
Titleist golf gear	69,871	69,133	136,914	113,279
FootJoy golf wear	158,231	177,886	363,505	375,439
Other	35,674	46,099	76,865	85,834
Total net sales	$689,363	$658,599	$1,375,653	$1,264,686

Segment operating income
Titleist golf balls	$49,200	$29,266	$87,821	$62,639
Titleist golf clubs	41,401	29,059	81,946	61,287
Titleist golf gear	13,679	11,652	25,869	13,846
FootJoy golf wear	3,595	12,022	34,396	43,337
Other	4,349	10,167	10,913	17,594
Total segment operating income	112,224	92,166	240,945	198,703
Reconciling items:
Interest expense, net	(10,949)	(2,091)	(20,845)	(3,368)
Non-service cost component of net periodic benefit cost	(672)	(1,415)	(1,657)	(2,680)
Other	(5,490)	(4,351)	(8,986)	(5,580)
Total income before income tax	$95,113	$84,309	$209,457	$187,075
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$401,372	$351,422	$771,303	$646,548
EMEA (1)	86,099	91,869	190,859	204,226
Japan	32,773	38,395	79,148	84,190
Korea	86,631	98,453	175,615	184,170
Rest of World	82,488	78,460	158,728	145,552
Total net sales	$689,363	$658,599	$1,375,653	$1,264,686
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
The Company's purchase obligations as of June 30, 2023 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2023	2024	2025	2026	2027	Thereafter
Purchase obligations (1)	$261,584	$30,660	$7,217	$2,471	$2,413	$9,650
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included on the unaudited condensed consolidated balance sheet as of June 30, 2023.
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
16. Other Business Developments
In January 2023, the Company acquired certain trademarks from Club Glove, an industry leader specializing in premium performance golf travel products, for $25.2 million including cash consideration of $22.2 million and contingent consideration of $3.0 million, which was subsequently paid during the three months ended June 30, 2023. The trademarks acquired were included in the Company's Titleist golf gear reporting segment and will be amortized over a weighted average life of 10 years.
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
On April 1, 2022, the Company acquired the outstanding equity interest in PG Golf LLC for $5.0 million, including cash consideration of $3.6 million and contingent consideration of $1.4 million, which was included in other noncurrent liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022.

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
Since a significant percentage of our net sales are generated outside of the United States, we use net sales on a constant currency basis to evaluate the sales performance of our business in period over period comparisons and for forecasting our business going forward. Constant currency information allows us to estimate what our sales performance would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency net sales and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. This constant currency information should not be considered in isolation or as a substitute for any measure derived in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Our presentation of constant currency information may not be consistent with the manner in which similar measures are derived or used by other companies.
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

Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, net, income tax expense (benefit), depreciation and amortization and other items defined in the agreement, including: share-based compensation expense; restructuring and transformation costs; certain transaction fees; extraordinary, unusual or non-recurring losses or charges; indemnification expense (income); certain pension settlement costs; certain other non-cash (gains) losses, net and the net income (loss) relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net sales	$689,363	$658,599	$1,375,653	$1,264,686
Cost of goods sold	320,840	314,993	641,458	604,081
Gross profit	368,523	343,606	734,195	660,605
Operating expenses:
Selling, general and administrative	242,015	239,167	464,554	434,858
Research and development	16,507	13,938	31,047	27,914
Intangible amortization	3,511	1,954	7,200	3,917
Income from operations	106,490	88,547	231,394	193,916
Interest expense, net	10,949	2,091	20,845	3,368
Other expense, net	428	2,147	1,092	3,473
Income before income taxes	95,113	84,309	209,457	187,075
Income tax expense	20,749	16,070	41,474	36,989
Net income	74,364	68,239	167,983	150,086
Less: Net loss (income) attributable to noncontrolling interests	291	(1,785)	(53)	(2,587)
Net income attributable to Acushnet Holdings Corp.	$74,655	$66,454	$167,930	$147,499
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$74,655	$66,454	$167,930	$147,499
Interest expense, net	10,949	2,091	20,845	3,368
Income tax expense	20,749	16,070	41,474	36,989
Depreciation and amortization	12,743	10,298	25,374	20,665
Share-based compensation	8,781	6,969	16,064	12,322
Other extraordinary, unusual or non-recurring items, net (1)	4,479	2,790	7,107	3,025
Net (loss) income attributable to noncontrolling interests	(291)	1,785	53	2,587
Adjusted EBITDA	$132,065	$106,457	$278,847	$226,455
Adjusted EBITDA margin	19.2%	16.2%	20.3%	17.9%
________________________
(1) For the three and six months ended June 30, 2023, includes costs associated with the optimization of our distribution and custom fulfillment capabilities.

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
Titleist golf balls	$237.6	$201.3	$36.3	18.0%	$39.8	19.8%
Titleist golf clubs	188.0	164.2	23.8	14.5%	26.8	16.3%
Titleist golf gear	69.9	69.1	0.8	1.2%	2.0	2.9%
FootJoy golf wear	158.2	177.9	(19.7)	(11.1)%	(16.9)	(9.5)%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
United States	$401.4	$351.4	$50.0	14.2%	$50.0	14.2%
EMEA (1)	86.1	91.9	(5.8)	(6.3)%	(4.7)	(5.1)%
Japan	32.8	38.4	(5.6)	(14.6)%	(3.6)	(9.4)%
Korea	86.6	98.5	(11.9)	(12.1)%	(7.7)	(7.8)%
Rest of world	82.5	78.4	4.1	5.2%	8.2	10.5%
Total net sales	$689.4	$658.6	$30.8	4.7%	$42.2	6.4%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2023	2022	$ change	% change
Titleist golf balls	$49.2	$29.3	$19.9	67.9%
Titleist golf clubs	41.4	29.1	12.3	42.3%
Titleist golf gear	13.7	11.7	2.0	17.1%
FootJoy golf wear	3.6	12.0	(8.4)	(70.0)%

For the three months ended June 30, 2023, net sales increased 4.7%, or 6.4% on a constant currency basis, as compared to the three months ended June 30, 2022. This increase was driven primarily by higher sales volumes in Titleist golf balls and Titleist golf clubs, partially offset by lower sales volumes in FootJoy golf wear, mainly footwear. A decline in sales volumes of products that are not allocated to one of our four reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was primarily driven by increases of $29.2 million in Titleist golf balls and $24.0 million in Titleist golf clubs, partially offset by a decrease of $4.5 million in FootJoy golf wear. The increase in Titleist golf balls was primarily driven by higher sales volumes and higher average selling prices of our latest generation Pro V1 and Pro V1x golf balls. The increase in Titleist golf clubs was driven by higher sales volumes of our TSR drivers, fairways and hybrids and Scotty Cameron Super Select putters, partially offset by lower sales volumes of irons and wedges, which are in their second model year. The decrease in FootJoy golf wear was primarily as a result of lower sales volumes in footwear, partially offset by higher sales volumes in apparel.

Net sales in regions outside the United States decreased 6.3%, or 2.5% on a constant currency basis. In Korea, the decrease in net sales was primarily due to lower sales volumes of products that are not allocated to one of our four reportable segments and lower sales volumes in FootJoy golf wear, partially offset by sales volume increases in Titleist golf balls and Titleist golf clubs. In EMEA, the decrease in net sales was primarily due to lower sales volumes in FootJoy golf wear, partially offset by higher sales volumes in Titleist golf balls. In Japan, the decrease in net sales was primarily due to lower sales volumes in Titleist golf clubs and FootJoy golf wear. In Rest of World, net sales increased across all reportable segments.

Gross Profit
Gross profit increased $24.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Gross margin increased to 53.5% for the three months ended June 30, 2023 compared to 52.2% for the three months ended June 30, 2022. The increase in gross profit primarily resulted from an increase of $23.6 million in Titleist golf balls and an increase of $19.1 million in Titleist golf clubs both primarily due to higher sales volumes as well as lower royalty expense in Titleist golf clubs and lower inbound freight across all reportable segments. The increase in gross profit was partially offset by a decrease of $12.1 million in FootJoy golf wear primarily due to the sales volume decrease and unfavorable manufacturing overhead absorption in footwear. A decline in sales volume of products not allocated to one of our four reportable segments also contributed to the change in gross profit. The increase in gross margin was primarily due to lower inbound freight costs across all reportable segments.
Selling, General and Administrative Expenses
SG&A expenses increased $2.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase was primarily a result of an increase of $3.9 million in advertising and promotional expenses and $3.2 million of costs related to the optimization of our distribution and custom fulfillment capabilities, partially offset by a decrease of $2.4 million in administrative expense and includes the favorable impact of changes in foreign currency exchange rates. The increase in advertising and promotional expense was primarily due to new product launches. The decrease in administrative expense was primarily due to lower information technology-related expenses, partially offset by an increase in employee-related expenses. Additionally, SG&A includes a decrease of $5.8 million in foreign currency transaction losses, offset in part by a decrease in gains on foreign exchange forward contracts of $3.0 million.
Research and Development
R&D expenses increased $2.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of an increase in employee-related expenses.
Intangible Amortization
Intangible amortization expense increased $1.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily as a result of the acquisition of trademarks related to our Titleist golf clubs and Titleist golf gear businesses in the fourth quarter of 2022 and the first quarter of 2023, respectively.
Interest Expense, net
Interest expense, net increased $8.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to an increase in borrowings and interest rates.
Other Expense, net
Other expense, net decreased $1.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to changes in the fair value of Rabbi trust assets, as well as a decrease in the non-service cost component of net periodic benefit expense.
Income Tax Expense
Income tax expense increased $4.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Our effective tax rate ("ETR") was 21.8% for the three months ended June 30, 2023 compared to 19.1% for the three months ended June 30, 2022. The change in the ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 18.0%, or 19.8% on a constant currency basis, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by higher sales volumes and higher average selling prices of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2023.

Operating income in our Titleist golf balls segment increased $19.9 million, or 67.9%, compared to the prior year period. The increase in operating income primarily resulted from an increase of $23.6 million in gross profit, partially offset by higher operating expenses of $3.6 million. The increase in gross profit was primarily driven by higher sales volumes and lower inbound freight costs. Operating expenses increased primarily as a result of an increase of $2.4 million in selling expense, largely due to increased employee-related expenses and increases of $1.0 million each in research and development and advertising and promotional expenses, partially offset by a decrease of $0.9 million in administrative expenses.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 14.5%, or 16.3% on a constant currency basis, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was largely due to higher sales volumes of our TSR drivers and fairways launched in the third quarter of 2022, TSR hybrids launched in the first quarter of 2023 and Scotty Cameron Super Select putters launched in the first quarter of 2023. This increase was partially offset by lower sales volumes of second model year irons and wedges.
Operating income in our Titleist golf clubs segment increased $12.3 million, or 42.3% compared to the prior year period. The increase in operating income primarily resulted from an increase of $19.1 million in gross profit, partially offset by higher operating expenses of $5.9 million and intangible amortization expense of $0.9 million. The increase in gross profit was primarily driven by higher sales volumes, lower inbound freight costs and lower royalty expense. Operating expenses increased primarily due to increases of $3.2 million, $2.4 million and $1.4 million in selling, advertising and promotional and research and development expenses, respectively, largely due to increased employee-related and new product launch expenses. These increases were partially offset by a decrease of $1.2 million in administrative expenses. Intangible amortization expense increased due to the acquisition of trademarks in the fourth quarter of 2022.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 1.2%, or 2.9% on a constant currency basis, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by higher average selling prices across all product categories, partially offset by lower sales volumes in headwear.
Operating income in our Titleist golf gear segment increased $2.0 million, or 17.1% compared to the prior year period. The increase in operating income primarily resulted from an increase of $1.0 million in gross profit and a decrease of $1.7 million in operating expenses, partially offset by an increase of $0.6 million in intangible amortization expense. The increase in gross profit was primarily due to lower inbound freight costs and higher average selling prices. Operating expenses decreased primarily due to a decrease of $1.3 million in selling expense primarily due to lower third party distribution expense. Intangible amortization expense increased due to the acquisition of trademarks in the first quarter of 2023.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 11.1%, or 9.5% on a constant currency basis, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to lower sales volumes in footwear, partially offset by higher sales volumes in apparel.
Operating income in our FootJoy golf wear segment decreased $8.4 million, or 70.0% compared to the prior year period. The decrease in operating income primarily resulted from lower gross profit of $12.1 million, partially offset by lower operating expenses of $3.7 million. The decrease in gross profit was primarily due to footwear as a result of the sales volume decrease and unfavorable manufacturing overhead absorption, partially offset by lower inbound freight costs and the sales volume increase in apparel. Operating expenses decreased primarily as a result of a decrease of $3.1 million in selling expense primarily due to lower retail commission expense in Korea and lower third party distribution expense.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Net sales by reportable segment is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
Titleist golf balls	$429.6	$365.1	$64.5	17.7%	$73.6	20.2%
Titleist golf clubs	368.8	325.0	43.8	13.5%	53.0	16.3%
Titleist golf gear	136.9	113.3	23.6	20.8%	27.3	24.1%
FootJoy golf wear	363.5	375.4	(11.9)	(3.2)%	(1.4)	(0.4)%
Net sales information by region is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
United States	$771.3	$646.5	$124.8	19.3%	$124.8	19.3%
EMEA	190.9	204.2	(13.3)	(6.5)%	(4.5)	(2.2)%
Japan	79.1	84.2	(5.1)	(6.1)%	3.7	4.4%
Korea	175.6	184.2	(8.6)	(4.7)%	0.8	0.4%
Rest of world	158.8	145.6	13.2	9.1%	21.5	14.8%
Total net sales	$1,375.7	$1,264.7	$111.0	8.8%	$146.3	11.6%
Segment operating income by reportable segment is summarized as follows:

	Six months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2023	2022	$ change	% change
Titleist golf balls	$87.8	$62.6	$25.2	40.3%
Titleist golf clubs	81.9	61.3	20.6	33.6%
Titleist golf gear	25.9	13.8	12.1	87.7%
FootJoy golf wear	34.4	43.3	(8.9)	(20.6)%

Net Sales
For the six months ended June 30, 2023 net sales increased 8.8%, or 11.6% on a constant currency basis, compared to the six months ended June 30, 2022. This increase was driven primarily by higher sales volumes in Titleist golf balls, Titleist golf clubs and Titleist golf gear. A decline in sales volume of products that are not allocated to one of our four reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was primarily the result of increases in Titleist golf balls of $51.9 million, Titleist golf clubs of $41.3 million, Titleist golf gear of $15.2 million and FootJoy golf wear of $13.4 million. The increase in Titleist golf balls was primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls. The increase in Titleist golf clubs was primarily driven by higher sales volumes of our TSR drivers, fairways and hybrids and Scotty Cameron Super Select putters, partially offset by lower sales volumes of second model year wedges and irons. The increase in Titleist golf gear was primarily driven by higher sales volumes and higher average selling prices across all product categories. The increase in FootJoy golf wear was primarily driven by higher sales volumes of apparel, partially offset by lower sales volumes of footwear.
Net sales in regions outside the United States decreased 2.2%, or increased 3.5% on a constant currency basis. On a constant currency basis, net sales increased in Rest of World and Japan, offset in part by a decrease in EMEA. The increase in Rest of World was due to sales increases across all reportable segments. In Japan, net sales increased in Titleist golf balls and Titleist golf gear, partially offset by net sales decreases in Titleist golf clubs and FootJoy golf wear. In EMEA, the decrease was primarily due to lower sales volumes in FootJoy golf wear, partially offset by increases in all other reportable segments. In Korea, net sales remained flat, primarily due to higher sales volumes of Titleist golf gear, Titleist golf clubs and Titleist golf balls, largely offset by lower sales volumes of products that are not allocated to one of our four reportable segments and lower sales volumes in FootJoy golf wear.
Gross Profit
Gross profit increased $73.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Gross margin increased to 53.4% for the six months ended June 30, 2023 compared to 52.2% for the six months ended June 30, 2022. The increase in gross profit was primarily the result of increases in Titleist golf balls of $36.8 million, Titleist golf clubs of $36.3 million and Titleist golf gear of $13.5 million, partially offset by a decrease in FootJoy golf wear of $5.6 million. This increase in gross profit was primarily due to the sales volume changes discussed above, lower inbound freight costs and lower royalty expense in Titleist golf clubs. The remaining change in gross profit was due to lower sales volumes of products not allocated to one of our four reportable segments. The increase in gross margin was primarily due to lower inbound freight costs across all reportable segments.
Selling, General and Administrative Expenses
SG&A expenses increased $29.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to an increase of $11.5 million in advertising and promotional expenses, an increase of $10.7 million in selling expense, $5.1 million of costs related to the optimization of our distribution and custom fulfillment capabilities and an increase of $2.7 million in administrative expense and includes the favorable impact of changes in foreign currency exchange rates. The increase in advertising and promotional expenses was primarily related to new product launches. The increase in selling expense was primarily due to the higher sales volumes as discussed previously and higher employee-related expenses, partially offset by lower retail commission expense in Korea. The increase in administrative expense was primarily due to an increase in employee-related expenses, partially offset by lower information technology-related expenses. Additionally, SG&A includes a decrease of $6.3 million in foreign currency transaction losses, offset in part by a decrease in gains on foreign exchange forward contracts of $3.7 million.
Research and Development
R&D expenses increased $3.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily as a result of an increase in employee-related expenses.
Intangible Amortization
Intangible amortization expense increased $3.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily as a result of the acquisition of trademarks related to our Titleist golf club and Titleist golf gear businesses in the fourth quarter of 2022 and the first quarter of 2023, respectively.
Interest Expense, net
Interest expense, net increased $17.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to an increase in borrowings and interest rates.
Other Expense, net
Other expense, net decreased $2.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to changes in the fair value of Rabbi trust assets, as well as a decrease in the non-service cost component of net periodic benefit expense.
Income Tax Expense
Income tax expense increased $4.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Our ETR was 19.8% for both the six months ended June 30, 2023 and 2022.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 17.7%, or 20.2% on a constant currency basis, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by higher sales volumes and higher average selling prices of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2023.

Operating income in our Titleist golf balls segment increased $25.2 million, or 40.3% compared to the prior year period. The increase in operating income resulted from higher gross profit of $36.8 million, partially offset by higher operating expenses of $11.3 million. The increase in gross profit was primarily driven by higher sales volumes and lower inbound freight costs. Operating expenses increased primarily as a result of increases of $5.8 million and $3.6 million in selling and advertising and promotional expenses, respectively.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 13.5%, or 16.3% on a constant currency basis, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was largely due to higher sales volumes of our TSR drivers and fairways launched in the third quarter of 2022, TSR hybrids launched in the first quarter of 2023 and Scotty Cameron Super Select putters launched in the first quarter of 2023. This increase was partially offset by lower sales volumes of second model year wedges and irons.
Operating income in our Titleist golf clubs segment increased $20.6 million, or 33.6% compared to the prior year period. The increase in operating income resulted from higher gross profit of $36.3 million, partially offset by higher operating expenses of $13.8 million and intangible amortization expense of $1.8 million. The increase in gross profit was primarily due to higher sales volumes, lower inbound freight costs and lower royalty expense. Operating expenses increased primarily as a result of increases of $7.6 million and $3.8 million in selling and advertising and promotional expenses, respectively. Intangible amortization expense increased due to the acquisition of trademarks in the fourth quarter of 2022.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 20.8%, or 24.1% on a constant currency basis, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by higher sales volumes across all product categories reflecting improvements in supply chain and fulfillment constraints versus their impact in the first quarter of 2022 and higher average selling prices across all product categories.
Operating income in our Titleist golf gear segment increased $12.1 million, or 87.7% compared to the prior year period. The increase in operating income resulted from higher gross profit of $13.5 million, partially offset by higher intangible amortization expense of $1.1 million. Gross profit increased primarily due to lower inbound freight costs, higher sales volumes and higher average selling prices. Intangible amortization expense increased due to the acquisition of trademarks in the first quarter of 2023.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 3.2%, or 0.4% on a constant currency basis, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a sales volume decline in footwear, largely offset by increased sales volumes in apparel.
Operating income in our FootJoy golf wear segment decreased $8.9 million, or 20.6% compared to the prior year period. The decrease in operating income resulted from lower gross profit of $5.6 million and higher operating expenses of $3.4 million. Gross profit decreased primarily as a result of the sales volume decrease and unfavorable manufacturing absorption in footwear, partially offset by increased sales volumes in apparel and lower inbound freight costs. Operating expenses increased primarily as a result of an increase of $2.7 million in advertising and promotional expenses. Selling expense was favorably impacted by lower retail commission expense in Korea, offset by higher distribution expenses and employee-related costs.

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
As of June 30, 2023, we had $60.8 million of unrestricted cash and cash equivalents (including $11.3 million attributable to our FootJoy golf shoe variable interest entity). As of June 30, 2023, 96.1% of our total unrestricted cash and cash equivalents was held at our non-U.S. subsidiaries, including our FootJoy golf shoe variable interest entity. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
Macroeconomic factors could impact our results of operations in ways we cannot currently predict. Nonetheless, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including current and future economic trends and conditions, demand for our products, availability and cost of our raw materials and components, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Debt and Financing Arrangements
As of June 30, 2023, we had $299.8 million of availability under our multi-currency revolving credit facility after giving effect to $7.5 million of outstanding letters of credit. Additionally, we had $28.8 million of availability under certain local credit facilities of our subsidiaries.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2023, we were in compliance with all covenants under our credit agreement.
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
Dividends and Share Repurchase Program
During the six months ended June 30, 2023, we paid dividends on our common stock of $27.4 million to our shareholders. During the third quarter of 2023, our Board of Directors declared a dividend of $0.195 per share of common stock to shareholders of record as of September 1, 2023 and payable on September 15, 2023.
As of June 30, 2023, our Board of Directors had authorized us to repurchase up to an aggregate of $700.0 million of our issued and outstanding common stock. During the six months ended June 30, 2023, we repurchased 2,997,417 shares of common stock at an average price of $46.74 for an aggregate of $140.1 million. Included in this amount were 2,168,528 shares of common stock repurchased from Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., on January 23, 2023, for an aggregate of $100.0 million in satisfaction of our obligations pursuant to our previously disclosed Magnus share repurchase agreement.
On June 9, 2023, we entered into a new agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market, over the period of time from June 12, 2023 through October 27, 2023, up to an aggregate of $100.0 million at the same weighted average per share price ("the 2023 Agreement"). In relation to this agreement, we recorded a liability of $14.8 million to purchase an additional 286,000 shares of common stock from Magnus as of June 30, 2023.

As of June 30, 2023, we had $267.3 million remaining under the current share repurchase authorization, including $100.0 million related to the 2023 Agreement. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.
Business Developments
In January 2023, we acquired certain trademarks from Club Glove, an industry leader specializing in premium performance golf travel products, for $25.2 million. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-16 - Other Business Developments,” Item 1 of Part I included elsewhere in this report for additional information.
Capital Expenditures
We made $27.2 million of capital expenditures during the six months ended June 30, 2023. Capital expenditures for the full year are expected to be approximately $75.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology to support our global strategic initiatives.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2023	2022
Cash flows from:
Operating activities	$119,617	$(90,645)
Investing activities	(53,350)	(20,457)
Financing activities	(62,381)	(56,825)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(249)	(4,658)
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,637	$(172,585)
Cash Flows from Operating Activities
The increase in cash provided by operating activities was primarily related to changes in working capital, largely driven by inventory. These inventory changes relate to an increase in demand for certain of our products and improvements in our inventory position and supply chain. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The increase in cash used in investing activities was primarily driven by cash paid for trademark acquisitions during the six months ended June 30, 2023, as well as an increase in capital expenditures.
Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily due to an increase in purchases of our common stock, offset in part by an increase in proceeds from borrowings.
Off-Balance Sheet Arrangements
As of June 30, 2023, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
From time to time, we enter into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of June 30, 2023, the notional value of our outstanding interest rate swap contract was $100.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statements-Note-6-Derivative Financial Instruments" for further discussion of our interest rate swap contract.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of June 30, 2023, we had $579.9 million of outstanding indebtedness at variable interest rates after giving effect to $100.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of June 30, 2023 would have resulted in an increase of $5.8 million in our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at June 30, 2023 was $216.0 million, representing a net settlement asset of $5.4 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of June 30, 2023, while not predictive in nature, indicated that the net settlement asset of $5.4 million would decrease by $15.7 million resulting in a net settlement liability of $10.3 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that inflation in the form of increased raw materials and other input costs, including inbound freight and wage rates, have impacted our business, results of operations, financial position and cash flows during the six months ended June 30, 2023 and 2022. Should the current higher inflationary environment continue, including increased raw material and other input costs, our business, results of operations, financial position and cash flows could be materially impacted in the future.

ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended June 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the second quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1) (in thousands)
April 1, 2023 - April 30, 2023	—	$—	—	$291,294
May 1, 2023 - May 31, 2023	135,500	45.77	135,500	285,092
June 1, 2023 - June 30, 2023	347,000	51.26	347,000	267,303
Total	482,500	$49.72	482,500	$267,303

_______________________________________________________________________________
(1) On June 9, 2023, in connection with our share repurchase program, we entered into a new agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market, over the period of time from June 12, 2023 through October 27, 2023, up to an aggregate of $100.0 million at the same weighted average per share price. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information
During the three months ended June 30, 2023, none of our directors or officers adopted, modified as to the amount, price or timing of trades, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.      Exhibits

Exhibit No.	Description
10.1
Stock Repurchase Agreement, dated June 9, 2023, by and between Acushnet Holdings Corp. and Magnus Holdings Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 9, 2023 (No. 001-37935)).

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

ACUSHNET HOLDINGS CORP.

Dated: August 3, 2023	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2023	By:	/s/ Sean Sullivan
Sean Sullivan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

