Form 10-Q
period 2023-09-30
Acushnet Holdings Corp.
filed 2023-11-02
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 65,377,739 shares of common stock outstanding as of October 27, 2023.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

3

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Current assets
Cash, cash equivalents and restricted cash ($13,748 and $14,376 attributable to the variable interest entity ("VIE"))	$56,766	$58,904
Accounts receivable, net	335,821	216,695
Inventories ($8,248 and $17,866 attributable to the VIE)	528,730	674,684
Prepaid and other assets	112,204	108,793
Total current assets	1,033,521	1,059,076
Property, plant and equipment, net ($9,358 and $10,089 attributable to the VIE)	275,007	254,472
Goodwill ($32,312 and $32,312 attributable to the VIE)	222,678	224,814
Intangible assets, net	540,728	525,903
Deferred income taxes	21,440	47,551
Other assets ($2,003 and $2,083 attributable to the VIE)	117,193	81,991
Total assets	$2,210,567	$2,193,807
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$34,121	$40,336
Current portion of long-term debt	345,065	—
Accounts payable ($4,664 and $11,914 attributable to the VIE)	136,777	166,998
Accrued taxes	43,386	40,922
Accrued compensation and benefits ($1,115 and $1,651 attributable to the VIE)	96,127	98,245
Accrued expenses and other liabilities ($1,592 and $3,380 attributable to the VIE)	200,721	202,124
Total current liabilities	856,197	548,625
Long-term debt	213,623	527,509
Deferred income taxes	6,113	5,896
Accrued pension and other postretirement benefits	76,128	74,234
Other noncurrent liabilities ($52 and $2,145 attributable to the VIE)	84,600	54,177
Total liabilities	1,236,661	1,210,441
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	7,260	6,663
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 76,805,736 and 76,321,523 shares issued	77	76
Additional paid-in capital	970,646	960,685
Accumulated other comprehensive loss, net of tax	(122,770)	(109,668)
Retained earnings	657,793	473,130
Treasury stock, at cost; 12,481,803 and 8,892,425 shares (including 1,439,400 and 2,000,839 of accrued share repurchases (Note 10))	(577,380)	(385,167)
Total equity attributable to Acushnet Holdings Corp.	928,366	939,056
Noncontrolling interests	38,280	37,647
Total shareholders' equity	966,646	976,703
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,210,567	$2,193,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net sales	$593,381	$558,246	$1,969,034	$1,822,932
Cost of goods sold	284,859	263,251	926,317	867,332
Gross profit	308,522	294,995	1,042,717	955,600
Operating expenses:
Selling, general and administrative	210,166	202,418	674,720	637,276
Research and development	16,239	14,619	47,286	42,533
Intangible amortization	3,512	1,948	10,712	5,865
Income from operations	78,605	76,010	309,999	269,926
Interest expense, net	9,389	4,534	30,234	7,902
Other expense, net	918	2,355	2,010	5,828
Income before income taxes	68,298	69,121	277,755	256,196
Income tax expense	11,252	15,797	52,726	52,786
Net income	57,046	53,324	225,029	203,410
Less: Net loss (income) attributable to noncontrolling interests	261	(1,487)	208	(4,074)
Net income attributable to Acushnet Holdings Corp.	$57,307	$51,837	$225,237	$199,336

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.86	$0.72	$3.32	$2.74
Diluted	0.85	0.72	3.30	2.72
Weighted average number of common shares:
Basic	66,898,142	71,706,824	67,812,790	72,701,647
Diluted	67,343,260	72,334,398	68,208,022	73,209,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net income	$57,046	$53,324	$225,029	$203,410
Other comprehensive loss:
Foreign currency translation adjustments	(10,991)	(26,527)	(12,919)	(58,592)
Cash flow derivative instruments:
Unrealized holding gains arising during period	4,090	6,106	8,320	18,155
Reclassification adjustments included in net income	(923)	(2,535)	(7,404)	(5,476)
Tax expense	(807)	(1,099)	(269)	(3,977)
Cash flow derivative instruments, net	2,360	2,472	647	8,702
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	190	2,252	(914)	5,788
Tax (expense) benefit	(32)	(576)	216	(1,395)
Pension and other postretirement benefits adjustments, net	158	1,676	(698)	4,393
Total other comprehensive loss	(8,473)	(22,379)	(12,970)	(45,497)
Comprehensive income	48,573	30,945	212,059	157,913
Less: Comprehensive loss (income) attributable to noncontrolling interests	309	(1,446)	76	(3,862)
Comprehensive income attributable to Acushnet Holdings Corp.	$48,882	$29,499	$212,135	$154,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$225,029	$203,410
Adjustments to reconcile net income to cash flows provided by (used in) operating activities
Depreciation and amortization	38,181	30,894
Unrealized foreign exchange (gain) loss	(2,495)	12,531
Amortization of debt issuance costs	501	1,835
Share-based compensation	21,369	18,159
Gain on disposals of property, plant and equipment	(19)	(3,257)
Deferred income taxes	25,015	6,928
Changes in operating assets and liabilities
Accounts receivable	(125,667)	(176,531)
Inventories	136,828	(156,065)
Accounts payable	(30,030)	21,437
Accrued taxes	5,798	(3,419)
Other assets and liabilities	2,420	(14,964)
Cash flows provided by (used in) operating activities	296,930	(59,042)
Cash flows from investing activities
Additions to property, plant and equipment	(42,432)	(33,638)
Additions to intangible assets (Note 16)	(25,235)	—
Other, net	(887)	4,542
Cash flows used in investing activities	(68,554)	(29,096)
Cash flows from financing activities
(Repayments of) proceeds from short-term borrowings, net (Note 5)	(3,121)	31,056
Proceeds from revolving credit facilities (Note 5)	1,039,443	483,000
Repayments of revolving credit facilities (Note 5)	(1,010,387)	(77,400)
Repayments of term loan facility (Note 5)	—	(315,000)
Purchases of common stock	(204,656)	(138,158)
Payment of debt issuance costs	—	(2,583)
Dividends paid on common stock	(40,099)	(39,672)
Dividends paid to noncontrolling interests	—	(1,601)
Payment of employee restricted stock tax withholdings	(11,460)	(10,661)
Other, net	1,078	(3,600)
Cash flows used in financing activities	(229,202)	(74,619)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,312)	(10,463)
Net decrease in cash, cash equivalents and restricted cash	(2,138)	(173,220)
Cash, cash equivalents and restricted cash, beginning of year	58,904	281,677
Cash, cash equivalents and restricted cash, end of period	$56,766	$108,457
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$6,007	$6,757
Additions to right-of-use assets obtained in exchange for operating lease obligations	50,813	17,919
Additions to right-of-use assets obtained in exchange for finance lease obligations	711	335
Additions to treasury stock	2,023	1,595
Dividend equivalents rights ("DERs") declared not paid	1,411	1,323
Contingent consideration (Note 16)	—	1,400
Share repurchase liability (Note 10)	79,765	41,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of June 30, 2022	76,289	$76	$949,206	$(122,700)	$444,592	$(200,001)	$1,071,173	$34,654	$1,105,827
Net income	—	—	—	—	51,837	—	51,837	1,594	53,431
Other comprehensive loss	—	—	—	(22,379)	—	—	(22,379)	—	(22,379)
Share-based compensation	—	—	5,673	—	—	—	5,673	—	5,673
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	33	—	47	—	—	—	47	—	47
Purchases of common stock (Note 10)	—	—	—	—	—	(41,577)	(41,577)	—	(41,577)
Share repurchase liability (Note 10)	—	—	—	—	—	(41,577)	(41,577)	—	(41,577)
Dividends and dividend equivalents declared	—	—	—	—	(13,192)	—	(13,192)	—	(13,192)
Balances as of September 30, 2022	76,322	$76	$954,926	$(145,079)	$483,237	$(283,155)	$1,010,005	$36,248	$1,046,253

Balances as of June 30, 2023	76,782	$77	$965,446	$(114,345)	$613,584	$(447,543)	$1,017,219	$37,998	$1,055,217
Net income	—	—	—	—	57,307	—	57,307	282	57,589
Other comprehensive loss	—	—	—	(8,425)	—	—	(8,425)	—	(8,425)
Share-based compensation	—	—	5,141	—	—	—	5,141	—	5,141
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	24	—	59	—	—	—	59	—	59
Purchases of common stock (Note 10)	—	—	—	—	—	(64,918)	(64,918)	—	(64,918)
Share repurchase liability (Note 10)	—	—	—	—	—	(64,919)	(64,919)	—	(64,919)
Dividends and dividend equivalents declared	—	—	—	—	(13,098)	—	(13,098)	—	(13,098)
Balances as of September 30, 2023	76,806	$77	$970,646	$(122,770)	$657,793	$(577,380)	$928,366	$38,280	$966,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2021	75,855	$76	$948,423	$(99,582)	$324,966	$(131,039)	$1,042,844	$37,423	$1,080,267
Purchase of equity from noncontrolling interest (Note 16)	—	—	(838)	—	—	—	(838)	(3,905)	(4,743)
Net income	—	—	—	—	199,336	—	199,336	4,331	203,667
Other comprehensive loss	—	—	—	(45,497)	—	—	(45,497)	—	(45,497)
Share-based compensation	—	—	17,667	—	—	—	17,667	—	17,667
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	467	—	(10,326)	—	—	—	(10,326)	—	(10,326)
Purchases of common stock (Note 10)	—	—	—	—	—	(110,539)	(110,539)	—	(110,539)
Share repurchase liability (Note 10)	—	—	—	—	—	(41,577)	(41,577)	—	(41,577)
Dividends and dividend equivalents declared	—	—	—	—	(40,065)	—	(40,065)	—	(40,065)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,601)	(1,601)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of September 30, 2022	76,322	$76	$954,926	$(145,079)	$483,237	$(283,155)	$1,010,005	$36,248	$1,046,253

Balances as of December 31, 2022	76,322	$76	$960,685	$(109,668)	$473,130	$(385,167)	$939,056	$37,647	$976,703
Sale of equity to redeemable noncontrolling interest	—	—	444	—	(180)	—	264	—	264
Net income	—	—	—	—	225,237	—	225,237	633	225,870
Other comprehensive loss	—	—	—	(13,102)	—	—	(13,102)	—	(13,102)
Share-based compensation	—	—	20,877	—	—	—	20,877	—	20,877
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	484	1	(11,360)	—	—	—	(11,359)	—	(11,359)
Purchases of common stock (Note 10)	—	—	—	—	—	(112,448)	(112,448)	—	(112,448)
Share repurchase liability (Note 10)	—	—	—	—	—	(79,765)	(79,765)	—	(79,765)
Dividends and dividend equivalents declared	—	—	—	—	(40,394)	—	(40,394)	—	(40,394)
Balances as of September 30, 2023	76,806	$77	$970,646	$(122,770)	$657,793	$(577,380)	$928,366	$38,280	$966,646

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the full year ending December 31, 2023, nor were those of the comparable 2022 periods representative of those actually experienced for the full year ended December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the SEC on March 1, 2023.
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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its unaudited condensed consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of September 30, 2023 and December 31, 2022. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the nine months ended September 30, 2022, the Company recorded a $1.0 million redemption value adjustment to increase the carrying value of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both September 30, 2023 and December 31, 2022.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of September 30, 2023 and December 31, 2022, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.7 million and $1.8 million, respectively.
Foreign Currency Transactions
Foreign currency transaction losses included in selling, general and administrative expenses were $0.9 million and $6.2 million for the three months ended September 30, 2023 and 2022, respectively. Foreign currency transaction losses included in selling, general and administrative expenses were $3.4 million and $15.0 million for the nine months ended September 30, 2023 and 2022, respectively.
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
The activity related to the allowance for doubtful accounts was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$9,008	$7,918	$8,258	$5,980
Bad debt expense	17	193	814	2,648
Amount of receivables written off	(239)	(203)	(341)	(472)
Foreign currency translation	(124)	(227)	(69)	(475)
Balance at end of period	$8,662	$7,681	$8,662	$7,681

3. Inventories
The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Raw materials and supplies	$147,705	$154,881
Work-in-process	23,922	29,689
Finished goods	357,103	490,114
Inventories	$528,730	$674,684

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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$5,049	$4,077	$3,951	$4,177
Provision	1,568	1,286	5,313	3,497
Claims paid/costs incurred	(1,685)	(1,333)	(4,337)	(3,489)
Foreign currency translation	(61)	(150)	(56)	(305)
Balance at end of period	$4,871	$3,880	$4,871	$3,880

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
The credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2023, the Company was in compliance with all covenants under its credit agreement.
As of September 30, 2023, there were $557.1 million in outstanding borrowings under the Company's multi-currency revolving credit facility with a weighted average interest rate of 6.44%. As of September 30, 2023, the Company had available borrowings under its multi-currency revolving credit facility of $385.1 million after giving effect to $7.8 million of outstanding letters of credit.

Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the consolidated balance sheets with the proceeds and repayments presented on a gross basis in the consolidated statements of cash flows when the original maturity exceeds 90 days. There were $34.1 million and $40.3 million in outstanding borrowings under the Company's local credit facilities as of September 30, 2023 and December 31, 2022, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.53% and 0.85% as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the Company had available borrowings remaining under these local credit facilities of $27.5 million.
Letters of Credit
As of September 30, 2023 and December 31, 2022, there were outstanding letters of credit related to agreements, including the Company's Second Amended Credit Facility, totaling $10.9 million and $10.0 million, respectively, of which $7.8 million and $7.3 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $58.0 million as of September 30, 2023.
Senior Unsecured Notes
On October 3, 2023, Acushnet Company (the "Issuer"), a wholly owned subsidiary of the Company, completed the issuance and sale of $350.0 million in gross proceeds of the Issuer's 7.375% senior unsecured notes due 2028 (the “Notes”). The Notes were issued pursuant to an Indenture, dated October 3, 2023 (the “Indenture”), among the Issuer, U.S. Bank Trust Company, National Association, as trustee of the Notes, and the Company and certain subsidiaries of the Issuer as guarantors.
The proceeds from the Notes offering were used to repay $345.6 million of the outstanding borrowings under the Company's multi-currency revolving credit facility, as well as to pay fees and expenses related to the Notes offering. In connection with the Notes offering, the Company estimates fees and expenses totaling approximately $6.4 million will be included in long-term debt on the unaudited condensed consolidated balance sheet and will be amortized to interest expense, net over the term of the Notes.
The Notes will bear interest at the rate of 7.375% per year, with interest payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2024.
The Notes will mature on October 15, 2028, unless earlier repurchased or redeemed in accordance with their terms, and as a result, will be classified as long-term debt. The Issuer may redeem all or part of the Notes at any time prior to October 15, 2025 at 100.0% of the principal amount redeemed plus a “make-whole” premium. The make-whole premium is the greater of (i) 1.0% of the then outstanding principal amount of the Notes being redeemed and (ii) the excess, if any, of: (1) the present value at such redemption date of the sum of (A) 103.688% of the principal amount of Notes being redeemed plus (B) all required interest payments due on the Notes through October 15, 2025 (excluding accrued but unpaid interest) and (2) the then outstanding principal amount of the Notes being redeemed.
Thereafter, the Issuer may redeem all or part of the Notes at the redemption prices (expressed as percentages of principal amount of the Notes to be redeemed) set forth below, together with any accrued and unpaid interest, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

Year	Redemption Price
2025	103.688%
2026	101.844%
2027 and thereafter	100.000%

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of September 30, 2023 and December 31, 2022 was $193.2 million and $242.4 million, respectively.
The Company also enters into foreign exchange forward contracts, which either do not qualify as hedging instruments or have not been designated as such, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expenses. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of September 30, 2023. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts not designated under hedge accounting as of December 31, 2022 was $4.0 million. Selling, general and administrative expenses during the nine months ended September 30, 2023 and 2022, included gains of $0.1 million and $1.2 million, respectively, related to undesignated foreign exchange forward derivative instruments.
Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of September 30, 2023, the notional value of the Company's outstanding interest rate swap contracts was $100.0 million. As of December 31, 2022, there were no interest rate swap contracts outstanding.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		September 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2023	2022
Prepaid and other assets	Foreign exchange forward	$9,495	$7,393
	Interest rate swap	997	—
Other assets	Foreign exchange forward	113	1,341
	Interest rate swap	175	—
Accrued expenses and other liabilities	Foreign exchange forward	1,167	4,710
Other noncurrent liabilities	Foreign exchange forward	—	344

The hedge instrument gain recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Type of hedge
Foreign exchange forward	$3,658	$6,106	$6,719	$18,155
Interest rate swap	432	—	1,601	—
Total	$4,090	$6,106	$8,320	$18,155
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $7.7 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net gain of $1.0 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax, into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.
The hedge instrument gain recognized on the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Location of gain in statements of operations
Foreign exchange forward:
Cost of goods sold	$682	$2,535	$6,975	$5,476
Selling, general and administrative (1)	1,106	1,779	1,463	4,737
Total	$1,788	$4,314	$8,438	$10,213

Interest Rate Swap:
Interest expense, net	$241	$—	$429	$—
Total	$241	$—	$429	$—
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 were as follows:

	Fair Value Measurements as of
	September 30, 2023 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,954	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	9,495	—	Prepaid and other assets
Interest rate derivative instruments	—	997	—	Prepaid and other assets
Deferred compensation program assets	651	—	—	Other assets
Foreign exchange derivative instruments	—	113	—	Other assets
Interest rate derivative instruments	—	175	—	Other assets
Total assets	$4,605	$10,780	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,167	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	651	—	—	Other noncurrent liabilities
Total liabilities	$651	$1,167	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows:

	Fair Value Measurements as of
	December 31, 2022 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,940	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	7,393	—	Prepaid and other assets
Deferred compensation program assets	631	—	—	Other assets
Foreign exchange derivative instruments	—	1,341	—	Other assets
Total assets	$4,571	$8,734	$—
Liabilities
Foreign exchange derivative instruments	$—	$4,758	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	631	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	344	—	Other noncurrent liabilities
Total liabilities	$631	$5,102	$—
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
(in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$1,411	$1,954	$107	$141
Interest cost	2,832	2,204	166	89
Expected return on plan assets	(1,966)	(1,882)	—	—
Settlements	—	685	—	—
Amortization of net loss (gain)	25	989	(223)	(120)
Amortization of prior service cost (credit)	45	66	(35)	(35)
Net periodic benefit cost	$2,347	$4,016	$15	$75
Components of net periodic benefit cost were as follows:

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Components of net periodic benefit cost
Service cost	$4,261	$5,953	$322	$422
Interest cost	8,491	6,655	497	265
Expected return on plan assets	(5,894)	(5,644)	—	—
Settlements	(27)	685	—	—
Amortization of net loss (gain)	70	2,966	(670)	(351)
Amortization of prior service cost (credit)	137	203	(103)	(103)
Net periodic benefit cost	$7,038	$10,818	$46	$233
The non-service cost components of net periodic benefit cost are included in other expense, net in the unaudited condensed consolidated statements of operations.

9. Income Taxes
Income tax expense decreased $4.5 million to $11.3 million for the three months ended September 30, 2023 compared to $15.8 million for the three months ended September 30, 2022. The Company’s effective tax rate ("ETR") was 16.5% for the three months ended September 30, 2023 compared to 22.9% for the three months ended September 30, 2022. Income tax expense decreased $0.1 million to $52.7 million for the nine months ended September 30, 2023 compared to $52.8 million for the nine months ended September 30, 2022. The Company’s ETR was 19.0% for the nine months ended September 30, 2023 compared to 20.6% for the nine months ended September 30, 2022.
The ETR for the three and nine months ended September 30, 2023 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income and the Company's geographic mix of income. The ETR for the three and nine months ended September 30, 2022 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, as well as the U.S. taxation of foreign income and the geographic mix of income earned by the Company's international subsidiaries.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2023:
Third Quarter	$0.195	$13,098
Second Quarter	0.195	13,667
First Quarter	0.195	13,629
Total dividends declared in 2023	$0.585	$40,394

2022:
Fourth Quarter	$0.180	$12,986
Third Quarter	0.180	13,192
Second Quarter	0.180	13,400
First Quarter	0.180	13,473
Total dividends declared in 2022	$0.720	$53,051
During the fourth quarter of 2023, the Company's Board of Directors declared a dividend of $0.195 per share of common stock to shareholders of record as of December 1, 2023 and payable on December 15, 2023.
Share Repurchase Program
As of September 30, 2023, the Board of Directors had authorized the Company to repurchase up to $700.0 million of its issued and outstanding common stock. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement.
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
On June 9, 2023, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from June 12, 2023 through October 27, 2023, up to an aggregate of $100.0 million, at the same weighted average per share price (the "2023 Agreement"). In relation to this agreement, the Company recorded a share repurchase liability of $79.8 million for 1,439,400 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of September 30, 2023.

The Company's share repurchase activity for the periods presented was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Shares repurchased in the open market:
Shares repurchased	1,153,400	869,368	1,982,289	2,283,573
Average price	$56.28	$47.82	$52.98	$44.78
Aggregate value	$64,918	$41,577	$105,030	$102,252
Shares repurchased from Magnus:
Shares repurchased	—	—	2,168,528	699,819
Average price (1)	$—	$—	$46.11	$53.59
Aggregate value	$—	$—	$100,001	$37,501
Total shares repurchased:
Shares repurchased	1,153,400	869,368	4,150,817	2,983,392
Average price	$56.28	$47.82	$49.40	$46.84
Aggregate value	$64,918	$41,577	$205,031	$139,753
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
As of September 30, 2023, the Company had $202.4 million remaining under the current share repurchase authorization, including $100.0 million related to the 2023 Agreement. This program will remain in effect until completed or until terminated by the Board of Directors.
Between October 1, 2023 and October 27, 2023, the Company purchased an additional 385,594 shares of its common stock on the open market for an aggregate of $20.2 million, bringing the cumulative total open market purchases since the inception of the 2023 Agreement to $100.0 million. As a result, the Company expects to purchase 1,824,994 shares of its common stock from Magnus for an aggregate of $100.0 million on November 3, 2023, in satisfaction of its obligation under the 2023 Agreement.

11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of September 30, 2023, the only awards granted under the 2015 Plan were RSUs and PSUs.
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

A summary of the Company’s RSUs and PSUs as of September 30, 2023 and changes during the nine months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2022	944,695	$37.48	529,366	$36.30
Granted	469,749	47.95	196,572	48.22
Vested (1)(2)	(520,805)	31.66	(231,127)	25.73
Forfeited	(19,337)	47.00	(12,377)	41.78
Outstanding as of September 30, 2023	874,302	$46.36	482,434	$46.08

_______________________________________________________________________________
(1)    Includes 83,664 shares of common stock related to RSU's that were not delivered as of September 30, 2023.
(2)    Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 231,127 PSUs that vested during the nine months ended September 30, 2023, were entitled to receive 460,684 shares of common stock. As of September 30, 2023, there were 229,205 shares of common stock that had not been delivered in connection with the vesting of these PSUs.
(3)    Number of PSUs reflect 100% of the target level grant and may not be indicative of the performance level expected to be achieved.
Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
RSUs	$4,012	$3,149	$12,966	$10,101
PSUs	1,129	2,524	7,911	7,566
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $24.1 million and $12.0 million, respectively, as of September 30, 2023, and is expected to be recognized over the related weighted average period of 1.4 years and 1.9 years, respectively.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Nine months ended		Nine months ended
	September 30, 2023		September 30, 2022
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	472,766	231,580	525,029	188,527
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(128,291)	(91,842)	(159,854)	(87,215)
Net shares of common stock issued	344,475	139,738	365,175	101,312

Cumulative undelivered shares of common stock	457,703	420,447	407,173	191,242
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Cost of goods sold	$340	$342	$1,095	$984
Selling, general and administrative	4,629	5,085	18,875	15,998
Research and development	336	410	1,399	1,177
Total compensation expense before income tax	5,305	5,837	21,369	18,159
Income tax benefit	945	1,219	4,304	3,744
Total compensation expense, net of income tax	$4,360	$4,618	$17,065	$14,415

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign	Interest		Accumulated
	Foreign	Exchange	Rate Swap	Pension and	Other
	Currency	Derivative	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2022	$(97,855)	$5,598	$—	$(17,411)	$(109,668)
Other comprehensive (loss) income before reclassifications	(13,053)	6,719	1,601	(319)	(5,052)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(6,975)	(429)	(593)	(7,997)
Tax benefit (expense)	—	17	(286)	216	(53)
Balance as of September 30, 2023	$(110,908)	$5,359	$886	$(18,107)	$(122,770)

13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022

Net income attributable to Acushnet Holdings Corp.	$57,307	$51,837	$225,237	$199,336

Weighted average number of common shares:
Basic	66,898,142	71,706,824	67,812,790	72,701,647
RSUs	328,411	390,826	290,274	336,486
PSUs	116,707	236,748	104,958	171,586
Diluted	67,343,260	72,334,398	68,208,022	73,209,719

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.86	$0.72	$3.32	$2.74
Diluted	$0.85	$0.72	$3.30	$2.72
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three and nine months ended September 30, 2023 and 2022 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
RSUs	—	852	86,499	126,262

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
Results shown for the three and nine months ended September 30, 2023 and 2022 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Net sales
Titleist golf balls	$192,557	$181,243	$622,125	$546,374
Titleist golf clubs	181,045	153,877	549,846	478,880
Titleist golf gear	47,657	59,194	184,571	172,473
FootJoy golf wear	136,669	131,694	500,174	507,133
Other	35,453	32,238	112,318	118,072
Total net sales	$593,381	$558,246	$1,969,034	$1,822,932

Segment operating income (loss)
Titleist golf balls	$43,770	$38,281	$131,591	$100,920
Titleist golf clubs	36,509	26,949	118,455	88,236
Titleist golf gear	788	6,430	26,657	20,276
FootJoy golf wear	(1,469)	1,919	32,927	45,256
Other	1,693	3,618	12,606	21,212
Total segment operating income	81,291	77,197	322,236	275,900
Reconciling items:
Interest expense, net	(9,389)	(4,534)	(30,234)	(7,902)
Non-service cost component of net periodic benefit cost	(844)	(1,996)	(2,501)	(4,676)
Other	(2,760)	(1,546)	(11,746)	(7,126)
Total income before income tax	$68,298	$69,121	$277,755	$256,196
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$352,463	$327,639	$1,123,766	$974,187
EMEA (1)	75,643	70,614	266,502	274,840
Japan	39,035	34,364	118,183	118,554
Korea	65,652	69,919	241,267	254,089
Rest of World	60,588	55,710	219,316	201,262
Total net sales	$593,381	$558,246	$1,969,034	$1,822,932
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
The Company's purchase obligations as of September 30, 2023 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2023	2024	2025	2026	2027	Thereafter
Purchase obligations (1)	$231,314	$64,231	$9,383	$2,482	$2,417	$9,650
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included on the unaudited condensed consolidated balance sheet as of September 30, 2023.
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

16. Other Business Developments
In January 2023, the Company acquired certain trademarks from West Coast Trends, Inc., an industry leader specializing in Club Glove premium performance golf travel products, for $25.2 million including cash consideration of $22.2 million and contingent consideration of $3.0 million, which was subsequently paid in 2023. The trademarks acquired were included in the Company's Titleist golf gear reporting segment and will be amortized over a weighted average life of 10 years.
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
On April 1, 2022, the Company acquired the outstanding equity interest in PG Golf LLC for $5.0 million, including cash consideration of $3.6 million and contingent consideration of $1.4 million, which was included in other noncurrent liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022.

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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net sales	$593,381	$558,246	$1,969,034	$1,822,932
Cost of goods sold	284,859	263,251	926,317	867,332
Gross profit	308,522	294,995	1,042,717	955,600
Operating expenses:
Selling, general and administrative	210,166	202,418	674,720	637,276
Research and development	16,239	14,619	47,286	42,533
Intangible amortization	3,512	1,948	10,712	5,865
Income from operations	78,605	76,010	309,999	269,926
Interest expense, net	9,389	4,534	30,234	7,902
Other expense, net	918	2,355	2,010	5,828
Income before income taxes	68,298	69,121	277,755	256,196
Income tax expense	11,252	15,797	52,726	52,786
Net income	57,046	53,324	225,029	203,410
Less: Net loss (income) attributable to noncontrolling interests	261	(1,487)	208	(4,074)
Net income attributable to Acushnet Holdings Corp.	$57,307	$51,837	$225,237	$199,336
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$57,307	$51,837	$225,237	$199,336
Interest expense, net	9,389	4,534	30,234	7,902
Income tax expense	11,252	15,797	52,726	52,786
Depreciation and amortization	12,807	10,229	38,181	30,894
Share-based compensation	5,305	5,837	21,369	18,159
Other extraordinary, unusual or non-recurring items, net (1)	2,991	(3,180)	10,098	(155)
Net (loss) income attributable to noncontrolling interests	(261)	1,487	(208)	4,074
Adjusted EBITDA	$98,790	$86,541	$377,637	$312,996
Adjusted EBITDA margin	16.6%	15.5%	19.2%	17.2%
________________________
(1) For the three and nine months ended September 30, 2023, includes costs associated with the optimization of our distribution and custom fulfillment capabilities.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
Titleist golf balls	$192.6	$181.2	$11.4	6.3%	$11.2	6.2%
Titleist golf clubs	181.0	153.9	27.1	17.6%	27.6	17.9%
Titleist golf gear	47.7	59.2	(11.5)	(19.4)%	(11.8)	(19.9)%
FootJoy golf wear	136.7	131.7	5.0	3.8%	4.5	3.4%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
United States	$352.5	$327.6	$24.9	7.6%	$24.9	7.6%
EMEA (1)	75.6	70.6	5.0	7.1%	1.1	1.6%
Japan	39.0	34.4	4.6	13.4%	6.6	19.2%
Korea	65.7	69.9	(4.2)	(6.0)%	(5.5)	(7.9)%
Rest of world	60.6	55.7	4.9	8.8%	6.6	11.8%
Total net sales	$593.4	$558.2	$35.2	6.3%	$33.7	6.0%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income (loss) by reportable segment is summarized as follows:

	Three months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income (loss)	2023	2022	$ change	% change
Titleist golf balls	$43.8	$38.3	$5.5	14.4%
Titleist golf clubs	36.5	26.9	9.6	35.7%
Titleist golf gear	0.8	6.4	(5.6)	(87.5)%
FootJoy golf wear	(1.5)	1.9	(3.4)	(178.9)%

For the three months ended September 30, 2023, net sales increased 6.3%, or 6.0% on a constant currency basis, as compared to the three months ended September 30, 2022. This increase was driven primarily by higher sales volumes in Titleist golf clubs and higher average selling prices in Titleist golf balls and FootJoy golf wear, mainly apparel, partially offset by lower sales volumes in Titleist golf gear.
The increase in net sales in the United States was primarily driven by increases of $13.3 million in Titleist golf clubs, $9.7 million in Titleist golf balls and $8.4 million in FootJoy golf wear, partially offset by a decrease of $6.9 million in Titleist golf gear. The increase in Titleist golf clubs was driven by higher sales volumes associated with the launches of our T-Series irons, TSR hybrids and Scotty Cameron Super Select putters, partially offset by lower sales volumes of drivers, fairways and wedges. The increase in Titleist golf balls was primarily driven by higher average selling prices of our latest generation Pro V1 and Pro V1x golf balls. The increase in FootJoy golf wear was primarily a result of higher average selling prices of apparel and footwear. The decrease in Titleist golf gear primarily resulted from lower sales volumes of headwear and golf bags due to strong sales volume in the third quarter of 2022 as supply chain and fulfillment constraints recovered from the first quarter of 2022.

Net sales in regions outside the United States increased 4.5%, or 3.8% on a constant currency basis. In Japan and Rest of World, the increase in net sales was primarily due to higher sales volumes in Titleist golf clubs. In EMEA, the increase in net sales was primarily due to higher sales volumes of products that are not allocated to one of our four reportable segments and higher sales volumes in Titleist golf clubs. This increase in EMEA was partially offset by lower net sales in FootJoy golf wear and Titleist golf gear, mainly in footwear and golf bags, respectively. In Korea, the decrease in net sales was primarily due to lower sales volumes of Titleist golf gear, products that are not allocated to one of our four reportable segments and FootJoy golf wear, partially offset by net sales increases in Titleist golf clubs and Titleist golf balls.

Gross Profit
Gross profit increased $13.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Gross margin decreased to 52.0% for the three months ended September 30, 2023 compared to 52.8% for the three months ended September 30, 2022. The increase in gross profit primarily resulted from an increase of $16.8 million in Titleist golf clubs primarily due to higher sales volumes and lower royalty expense, an increase of $8.7 million in Titleist golf balls primarily due to higher average selling prices and lower inbound freight across all reportable segments. The increase in gross profit was partially offset by a decrease of $5.2 million in Titleist golf gear due to the lower sales volumes discussed previously and a decrease of $4.9 million in FootJoy golf wear primarily due to unfavorable manufacturing overhead absorption and increased promotional activity in footwear. The decrease in gross margin was primarily due to the FootJoy golf wear factors discussed above, offset primarily by lower inbound freight costs across all reportable segments.
Selling, General and Administrative Expenses
SG&A expenses increased $7.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This increase was primarily a result of an increase of $5.9 million in advertising and promotional expenses, $3.0 million in selling expense and $2.8 million of costs related to the optimization of our distribution and custom fulfillment capabilities, partially offset by a decrease of $2.6 million in administrative expense. The increase in advertising and promotional expenses was primarily in Titleist golf clubs and Titleist golf balls. The increase in selling expense was primarily due to employee-related expenses, partially offset by lower retail commission expense in Korea. The decrease in administrative expense was primarily due to lower information technology-related expenses, partially offset by an increase in employee-related expenses. Additionally, SG&A includes a decrease of $5.3 million in foreign currency transaction losses.
Research and Development
R&D expenses increased $1.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily as a result of an increase in employee-related expenses.
Intangible Amortization
Intangible amortization expense increased $1.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily as a result of the acquisition of trademarks related to our Titleist golf clubs and Titleist golf gear businesses in the fourth quarter of 2022 and the first quarter of 2023, respectively.
Interest Expense, net
Interest expense, net increased $4.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to an increase in borrowings and interest rates.
Other Expense, net
Other expense, net decreased $1.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to a decrease in the non-service cost component of net periodic benefit expense.
Income Tax Expense
Income tax expense decreased $4.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Our effective tax rate (“ETR”) was 16.5% for the three months ended September 30, 2023 compared to 22.9% for the three months ended September 30, 2022. The change in the ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 6.3%, or 6.2% on a constant currency basis, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily driven by higher average selling prices of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2023.

Operating income in our Titleist golf balls segment increased $5.5 million, or 14.4%, compared to the prior year period. The increase in operating income primarily resulted from an increase of $8.7 million in gross profit, partially offset by higher operating expenses of $3.3 million. The increase in gross profit was primarily driven by higher average selling prices and lower inbound freight costs. Operating expenses increased primarily as a result of increases of $2.7 million in advertising and promotional expenses and $1.6 million in selling expense, partially offset by a decrease of $1.6 million in administrative expenses.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 17.6%, or 17.9% on a constant currency basis, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was largely due to higher sales volumes of our T-Series irons launched in the third quarter of 2023 and our TSR hybrids and Scotty Cameron Super Select putters, each launched in the first quarter of 2023. This increase was partially offset by lower sales volumes of drivers, fairways and wedges.
Operating income in our Titleist golf clubs segment increased $9.6 million, or 35.7% compared to the prior year period. The increase in operating income primarily resulted from an increase of $16.8 million in gross profit, partially offset by higher operating expenses of $6.3 million and intangible amortization expense of $0.9 million. The increase in gross profit was primarily driven by higher sales volumes, lower royalty expense and lower inbound freight costs. Operating expenses increased primarily due to increases of $3.1 million, $2.4 million and $1.0 million in advertising and promotional, selling and research and development expenses, respectively, largely due to increased employee-related and new product launch expenses. Intangible amortization expense increased due to the acquisition of trademarks in the fourth quarter of 2022.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment decreased 19.4%, or 19.9% on a constant currency basis, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease primarily resulted from lower sales volumes of golf bags and headwear due to strong sales volume in the third quarter of 2022 as supply chain and fulfillment constraints recovered from the first quarter of 2022.
Operating income in our Titleist golf gear segment decreased $5.6 million, or 87.5% compared to the prior year period. The decrease in operating income primarily resulted from a decrease of $5.2 million in gross profit. The decrease in gross profit was primarily due to lower sales volumes, partially offset by a decrease in inbound freight costs.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased 3.8%, or 3.4% on a constant currency basis, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to higher average selling prices in apparel.
Operating income in our FootJoy golf wear segment decreased $3.4 million, or 178.9% compared to the prior year period. The decrease in operating income primarily resulted from lower gross profit of $4.9 million, partially offset by lower operating expenses of $1.5 million. The decrease in gross profit was primarily due to unfavorable manufacturing overhead absorption and increased promotional activity in footwear, partially offset by lower inbound freight costs. Operating expenses decreased primarily as a result of a decrease of $1.3 million in selling expense largely due to lower retail commission expense in Korea and lower third party distribution expense.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Net sales by reportable segment is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
Titleist golf balls	$622.1	$546.4	$75.7	13.9%	$84.8	15.5%
Titleist golf clubs	549.8	478.9	70.9	14.8%	80.6	16.8%
Titleist golf gear	184.6	172.5	12.1	7.0%	15.5	9.0%
FootJoy golf wear	500.2	507.1	(6.9)	(1.4)%	3.1	0.6%
Net sales information by region is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
United States	$1,123.8	$974.2	$149.6	15.4%	$149.6	15.4%
EMEA	266.5	274.8	(8.3)	(3.0)%	(3.4)	(1.2)%
Japan	118.2	118.6	(0.4)	(0.3)%	10.3	8.7%
Korea	241.3	254.1	(12.8)	(5.0)%	(4.7)	(1.8)%
Rest of world	219.2	201.2	18.0	8.9%	28.2	14.0%
Total net sales	$1,969.0	$1,822.9	$146.1	8.0%	$180.0	9.9%
Segment operating income by reportable segment is summarized as follows:

	Nine months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2023	2022	$ change	% change
Titleist golf balls	$131.6	$100.9	$30.7	30.4%
Titleist golf clubs	118.5	88.2	30.3	34.4%
Titleist golf gear	26.7	20.3	6.4	31.5%
FootJoy golf wear	32.9	45.3	(12.4)	(27.4)%

Net Sales
For the nine months ended September 30, 2023 net sales increased 8.0%, or 9.9% on a constant currency basis, compared to the nine months ended September 30, 2022. This increase was driven primarily by higher sales volumes in Titleist golf balls, Titleist golf clubs and Titleist golf gear. A decline in sales volume of products that are not allocated to one of our four reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was primarily the result of increases in Titleist golf balls of $61.5 million, Titleist golf clubs of $54.6 million, FootJoy golf wear of $21.8 million and Titleist golf gear of $8.3 million. The increase in Titleist golf balls was primarily driven by higher sales volumes and higher average selling prices of our latest generation Pro V1 and Pro V1x golf balls. The increase in Titleist golf clubs was primarily driven by higher sales volumes associated with the launches of our T-Series irons, TSR hybrids, drivers and fairways and Scotty Cameron Super Select putters, partially offset by lower sales volumes of second model year wedges. The increase in FootJoy golf wear was primarily driven by higher sales volumes of apparel and higher average selling prices of apparel and footwear, partially offset by lower sales volumes of footwear. The increase in Titleist golf gear was primarily driven by higher sales volumes of golf bags and higher average selling prices in our travel and headwear product categories.
Net sales in regions outside the United States decreased 0.4%, or increased 3.6% on a constant currency basis. Net sales increased in Rest of World and Japan, partially offset by a decrease in Korea and EMEA, on a constant currency basis. The increase in Rest of World was due to sales increases across all reportable segments. In Japan, net sales increased across all reportable segments except FootJoy golf wear. In EMEA, the decrease was due to lower sales volumes in FootJoy golf wear, partially offset by increases in all other reportable segments. In Korea, the decrease was primarily due to lower sales volumes of products that are not allocated to one of our four reportable segments and lower sales volumes in FootJoy golf wear, partially offset by increases in all other reportable segments.
Gross Profit
Gross profit increased $87.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Gross margin increased to 53.0% for the nine months ended September 30, 2023 compared to 52.4% for the nine months ended September 30, 2022. The increase in gross profit was primarily the result of increases in Titleist golf clubs of $53.1 million, Titleist golf balls of $45.6 million, and Titleist golf gear of $8.3 million, partially offset by a decrease in FootJoy golf wear of $10.4 million. This increase in gross profit was primarily due to the sales volume changes discussed above, lower inbound freight costs across all reportable segments and lower royalty expense in Titleist golf clubs. The remaining change in gross profit was due to lower sales volumes of products not allocated to one of our four reportable segments. The increase in gross margin was primarily due to the lower inbound freight costs.
Selling, General and Administrative Expenses
SG&A expenses increased $37.4 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to an increase of $17.4 million in advertising and promotional expenses, an increase of $13.7 million in selling expense, $7.9 million of costs related to the optimization of our distribution and custom fulfillment capabilities and includes the favorable impact of changes in foreign currency exchange rates. The increase in advertising and promotional expenses was primarily related to new product launches. The increase in selling expense was primarily due to the higher sales volumes as discussed previously and higher employee-related expenses, partially offset by lower retail commission expense in Korea. Administrative expense was largely flat as increased employee-related expenses were mostly offset by lower information technology-related expenses. Additionally, SG&A includes a decrease of $11.5 million in foreign currency transaction losses, partially offset by a decrease in gains on foreign exchange forward contracts of $4.4 million.
Research and Development
R&D expenses increased $4.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily as a result of an increase in employee-related expenses.
Intangible Amortization
Intangible amortization expense increased $4.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily as a result of the acquisition of trademarks related to our Titleist golf club and Titleist golf gear businesses in the fourth quarter of 2022 and the first quarter of 2023, respectively.
Interest Expense, net
Interest expense, net increased $22.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to an increase in borrowings and interest rates.
Other Expense, net
Other expense, net decreased $3.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to a decrease in the non-service cost component of net periodic benefit expense, as well as changes in the fair value of Rabbi trust assets.
Income Tax Expense
Income tax expense decreased $0.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Our ETR was 19.0% for the nine months ended September 30, 2023 compared to 20.6% for the nine months ended September 30, 2022. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings.

Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 13.9%, or 15.5% on a constant currency basis, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by higher sales volumes and higher average selling prices of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2023.
Operating income in our Titleist golf balls segment increased $30.7 million, or 30.4% compared to the prior year period. The increase in operating income resulted from higher gross profit of $45.6 million, partially offset by higher operating expenses of $14.5 million. The increase in gross profit was primarily driven by higher sales volumes and lower inbound freight costs. Operating expenses increased primarily as a result of increases of $7.4 million and $6.2 million in selling and advertising and promotional expenses, respectively.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 14.8%, or 16.8% on a constant currency basis, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was largely due to higher sales volumes of our T-Series irons launched in the third quarter of 2023, TSR drivers and fairways launched in the third quarter of 2022 and TSR hybrids and Scotty Cameron Super Select putters, each launched in the first quarter of 2023. This increase was partially offset by lower sales volumes of second model year wedges.
Operating income in our Titleist golf clubs segment increased $30.3 million, or 34.4% compared to the prior year period. The increase in operating income resulted from higher gross profit of $53.1 million, partially offset by higher operating expenses of $20.1 million and intangible amortization expense of $2.8 million. The increase in gross profit was primarily due to higher sales volumes, lower royalty expense and lower inbound freight costs. Operating expenses increased primarily as a result of increases of $10.0 million and $6.8 million in selling and advertising and promotional expenses, respectively. Intangible amortization expense increased due to the acquisition of trademarks in the fourth quarter of 2022.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 7.0%, or 9.0% on a constant currency basis, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by higher sales volumes and higher average selling prices across all product categories.
Operating income in our Titleist golf gear segment increased $6.4 million, or 31.5% compared to the prior year period. The increase in operating income resulted from higher gross profit of $8.3 million, partially offset by higher intangible amortization expense of $1.7 million. Gross profit increased primarily due to lower inbound freight costs, higher sales volumes and higher average selling prices. Intangible amortization expense increased due to the acquisition of trademarks in the first quarter of 2023.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 1.4%, or increased 0.6% on a constant currency basis, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in constant currency was primarily due to a sales volume increase in apparel, largely offset by a sales volume decrease in footwear.
Operating income in our FootJoy golf wear segment decreased $12.4 million, or 27.4% compared to the prior year period. The decrease in operating income resulted from lower gross profit of $10.4 million and higher operating expenses of $1.9 million. Gross profit decreased primarily as a result of the sales volume decrease and unfavorable manufacturing absorption and increased promotional activity in footwear, partially offset by increased sales volumes in apparel and lower inbound freight costs. Operating expenses increased primarily as a result of an increase of $3.4 million in advertising and promotional expenses, partially offset by a $1.3 million decrease in selling expense largely due to lower retail commission expense in Korea.

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
As of September 30, 2023, we had $55.1 million of unrestricted cash and cash equivalents (including $13.0 million attributable to our FootJoy golf shoe variable interest entity). As of September 30, 2023, 96.4% of our total unrestricted cash and cash equivalents was held at our non-U.S. subsidiaries, including our FootJoy golf shoe variable interest entity. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
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
Debt and Financing Arrangements
As of September 30, 2023, we had $385.1 million of availability under our multi-currency revolving credit facility after giving effect to $7.8 million of outstanding letters of credit. Additionally, we had $27.5 million of availability under certain local credit facilities of our subsidiaries.
Our credit agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2023, we were in compliance with all covenants under our credit agreement.
On October 3, 2023, Acushnet Company (the "Issuer"), a wholly owned subsidiary of the Company, completed the issuance and sale of $350.0 million in gross proceeds of the Issuer's 7.375% senior unsecured notes due 2028 (the “Notes”). The proceeds from the Notes offering were used to repay $345.6 million of the outstanding borrowings under the Company's multi-currency revolving credit facility, as well as to pay fees and expenses related to the Notes offering.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 – Debt and Financing Arrangements,” Item 1 of Part I included elsewhere in this report and “Notes to Consolidated Financial Statements-Note-11-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of our debt and financing arrangements. Additionally, see “Risk Factors,” Item 1A of Part II included elsewhere in this report and “Risk Factors - Risks Related to Our Indebtedness” as described in our Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion surrounding the risks and uncertainties related to our debt and financing arrangements.

Dividends and Share Repurchase Program
During the nine months ended September 30, 2023, we paid dividends on our common stock of $40.1 million to our shareholders. During the fourth quarter of 2023, our Board of Directors declared a dividend of $0.195 per share of common stock to shareholders of record as of December 1, 2023 and payable on December 15, 2023.
As of September 30, 2023, our Board of Directors had authorized us to repurchase up to an aggregate of $700.0 million of our issued and outstanding common stock. During the nine months ended September 30, 2023, we repurchased 4,150,817 shares of common stock at an average price of $49.40 for an aggregate of $205.0 million. Included in this amount were 2,168,528 shares of common stock repurchased from Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., on January 23, 2023, for an aggregate of $100.0 million in satisfaction of our obligations pursuant to our previously disclosed Magnus share repurchase agreement.
On June 9, 2023, we entered into a new agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market, over the period of time from June 12, 2023 through October 27, 2023, up to an aggregate of $100.0 million at the same weighted average per share price ("the 2023 Agreement"). In relation to this agreement, we recorded a liability of $79.8 million to purchase an additional 1,439,400 shares of common stock from Magnus as of September 30, 2023.
As of September 30, 2023, we had $202.4 million remaining under the current share repurchase authorization, including $100.0 million related to the 2023 Agreement. Between October 1, 2023 and October 27, 2023, we purchased an additional 385,594 shares of our common stock on the open market for an aggregate of $20.2 million, bringing the cumulative total open market purchases since the inception of the 2023 Agreement to $100.0 million. As a result, we expect to purchase 1,824,994 shares of our common stock from Magnus for an aggregate of $100.0 million on November 3, 2023, in satisfaction of our obligation under the 2023 Agreement.
See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.
Business Developments
In January 2023, we acquired certain trademarks from West Coast Trends, Inc., an industry leader specializing in Club Glove premium performance golf travel products, for $25.2 million. See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-16 - Other Business Developments,” Item 1 of Part I included elsewhere in this report for additional information.
Capital Expenditures
We made $42.4 million of capital expenditures during the nine months ended September 30, 2023. Capital expenditures for the full year are expected to be approximately $75.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology to support our global strategic initiatives.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2023	2022
Cash flows from:
Operating activities	$296,930	$(59,042)
Investing activities	(68,554)	(29,096)
Financing activities	(229,202)	(74,619)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,312)	(10,463)
Net decrease in cash, cash equivalents and restricted cash	$(2,138)	$(173,220)

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
Cash Flows from Investing Activities
The increase in cash used in investing activities was primarily driven by cash paid for trademark acquisitions during the nine months ended September 30, 2023, as well as an increase in capital expenditures.
Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily due to a decrease in net proceeds from borrowings, as well as an increase in purchases of our common stock.
Off-Balance Sheet Arrangements
As of September 30, 2023, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in "Notes to Unaudited Condensed Consolidated Financial Statements-Note-5- Debt and Financing Arrangements,” Item 1 of Part I, included elsewhere in this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index. Increases in interest rates may reduce our net income by increasing the cost of our debt.
From time to time, we enter into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of September 30, 2023, the notional value of our outstanding interest rate swap contract was $100.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statements-Note-6-Derivative Financial Instruments" for further discussion of our interest rate swap contract.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of September 30, 2023, we had $491.2 million of outstanding indebtedness at variable interest rates after giving effect to $100.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of September 30, 2023 would have resulted in an increase of $4.9 million in our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at September 30, 2023 was $193.2 million, representing a net settlement asset of $8.4 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of September 30, 2023, while not predictive in nature, indicated that the net settlement asset of $8.4 million would decrease by $13.0 million resulting in a net settlement liability of $4.6 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that inflation in the form of increased raw materials and other input costs, including inbound freight and wage rates, have impacted our business, results of operations, financial position and cash flows during the nine months ended September 30, 2023 and 2022. Sustained and higher inflationary environments, including increased raw material and other input costs, could materially impact our business, results of operations, financial position and cash flows in the future.

ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended September 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.      Legal Proceedings
We are party to lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.

Item 1A.      Risk Factors
You should carefully consider each of the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the other information set forth in this report. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2022, other than the risk factors included below.

A high degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
As of September 30, 2023, we had $592.8 million of indebtedness. As of September 30, 2023, we had available borrowings under our multi-currency revolving credit facility of $385.1 million after giving effect to $7.8 million of outstanding letters of credit and we had available borrowings remaining under our local credit facilities of $27.5 million. As of September 30, 2023, the notional value of our outstanding interest rate swap contracts was $100.0 million. In addition, on October 3, 2023, Acushnet Company, our wholly-owned subsidiary, issued $350 million in gross proceeds of 7.375% senior unsecured notes due 2028 (the “Notes”), which proceeds were used in part to repay $345.6 million of borrowings under our multi-currency revolving credit facility.

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
•exposing us to the risk of increased interest rates because many of our borrowings are at variable rates of interest;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, and any failure to comply with the obligations of any of our debt instruments, including financial maintenance covenants and restrictive covenants, could result in an event of default under the indenture governing the Notes, if not cured or waived, and the agreements governing our other indebtedness;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
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

Servicing our indebtedness, including the Notes, will require a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.

Our ability to make payments on our indebtedness, including the Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we are unable to generate sufficient cash flows to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. In addition, any refinancing of our indebtedness could be at a higher interest rate, and the terms of our existing or future debt arrangements and the indenture governing the Notes may restrict us from effecting any of these alternatives. Our failure to make the required interest and principal payments on our indebtedness could result in an event of default under the indenture governing the Notes and the agreements governing our other indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness. In the absence of sufficient resources to service our debt and meet our other commitments, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our multi-currency revolving credit facility and the indenture governing the Notes will restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We and our subsidiaries may be able to incur significant amounts of debt, which could exacerbate the risks associated with our current indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing the Notes and the agreements governing our other indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our substantial existing debt, including our ability to service our debt, could intensify.
The indenture governing the Notes contains, and the credit agreement governing our multi-currency revolving credit facility contains, restrictions that limit our flexibility in operating our business.

The indenture governing the Notes contains, and the credit agreement governing our multi-currency revolving credit facility contains, various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our subsidiaries to, among other things:

•incur additional indebtedness and guarantee indebtedness;
•issue certain preferred stock or similar equity securities;
•pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock;
•prepay, redeem or repurchase certain debt;
•make loans and investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.

As a result of these and other covenants and restrictions, we are limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, we may be required to maintain specified financial maintenance ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. A breach of any of these covenants, among others, could result in a default under one or more of these agreements, including as a result of cross default provisions, which, if not cured or waived, could result in our being required to repay these borrowings before their maturity. If we are unable to repay outstanding borrowings when due, the lenders under our multi-currency revolving credit facility have the right to proceed against the collateral granted to them to secure the debt. If lenders under the multi-currency revolving credit facility accelerate the debt thereunder, then the obligations under the Notes could be accelerated. We cannot provide assurance that, if the indebtedness under our multi-currency revolving credit facility and the Notes were to be accelerated, our assets would be sufficient to repay in full that indebtedness and our other indebtedness. If not cured or waived, such acceleration could have a material adverse effect on our business and our prospects.
Any decline in the ratings of our corporate credit or the ratings of the Notes could impact our ability to access capital.

Any decline in the ratings of our corporate credit or the Notes could increase our cost of financing and limit our ability to refinance maturing liabilities or access the capital markets to meet liquidity needs.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the third quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
July 1, 2023 - July 31, 2023	368,313	$55.93	368,313	$246,704
August 1, 2023 - August 31, 2023	419,047	57.06	419,047	222,794
September 1, 2023- September 30, 2023	366,040	55.76	366,040	202,385
Total	1,153,400	$56.28	1,153,400	$202,385

_______________________________________________________________________________
(1) On June 9, 2023, in connection with our share repurchase program, we entered into a new agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market, over the period of time from June 12, 2023 through October 27, 2023, up to an aggregate of $100.0 million at the same weighted average per share price (the "2023 Agreement"). See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.
(2)    Between October 1, 2023 and October 27, 2023, we purchased an additional 385,594 shares of our common stock on the open market for an aggregate of $20.2 million, bringing the cumulative total open market purchases since the inception of the 2023 Agreement to $100.0 million. As a result, we expect to purchase 1,824,994 shares of our common stock from Magnus for an aggregate of $100.0 million on November 3, 2023, in satisfaction of our obligation under the 2023 Agreement.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information
During the three months ended September 30, 2023, none of our directors or officers adopted, modified as to the amount, price or timing of trades, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.      Exhibits

Exhibit No.	Description
4.1
Indenture, dated October 3, 2023, among Acushnet Company, U.S. Bank Trust Company, National Association, as trustee of the Notes, and Acushnet Holdings Corp. and certain subsidiaries of Acushnet Company as guarantors (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2023 (No. 001-37935)).

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

ACUSHNET HOLDINGS CORP.

Dated: November 2, 2023	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 2, 2023	By:	/s/ Sean Sullivan
Sean Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

