Form 10-K
period 2023-12-31
Acushnet Holdings Corp.
filed 2024-02-29
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant's most recently completed second fiscal quarter June 30, 2023, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1.7 billion. The registrant's common stock trades on the New York Stock Exchange under the symbol “GOLF.”
The registrant had 63,494,735 shares of common stock outstanding as of February 23, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on June 3, 2024, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

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
The forward-looking statements contained in this report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include, but are not limited to, those identified in the section entitled “Risk Factors.”
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

ii

WEBSITE DISCLOSURE
We use our website (www.acushnetholdingscorp.com) as a channel of distribution of company information. The information we post through this channel may be material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about Acushnet Holdings Corp. when you enroll your e-mail address by visiting the “Resources” section of our website at https://www.acushnetholdingscorp.com/investors/resources. In addition, on our website, we post the following filings free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The contents of our website are not, however, a part of this report or intended to be incorporated by reference in any other report or document we file with the SEC.

TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as “Titleist,” “FootJoy,” “Pro V1,” “Pro V1x,” "AVX," “FJ,” "MyJoys," “Pinnacle,” “Scotty Cameron,” the Circle T Design, "TSR," "T Series," “Vokey Design,” "MyTPI," "TPI," "Titleist Performance Institute," "Club Glove" and "KJUS" which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®,  ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This report may also contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
iii

PART I
ITEM 1.            BUSINESS
Overview
We are the global leader in the design, development, manufacture and distribution of performance‑driven golf products, and these products are widely recognized for their quality excellence. Our mission—to be the performance and quality leader in every golf product category in which we compete—has remained consistent since we entered the golf ball business in 1932. Today, we are the steward of two of the most revered brands in golf—Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wearable brands. Titleist has been the #1 ball in professional golf for over 75 years and FootJoy has been the #1 shoe on the PGA Tour for over seven decades.
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
For the year ended December 31, 2023, we recorded net sales of $2,382.0 million, net income attributable to Acushnet Holdings Corp. of $198.4 million and Adjusted EBITDA of $376.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report, for a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., the most directly comparable GAAP financial measure.
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

Product Platform
Leveraging the success of our golf ball and golf shoe businesses, while maintaining the core values of the Titleist and FootJoy brands, we have strategically entered into product categories such as golf clubs, wedges, putters, golf gloves, golf gear and golf wear. Since the dedicated golfer views each performance product category on its own merits, we have approached each category on its own terms by committing the necessary resources to become a performance and quality leader in each product category where we participate. As a result, we have built an industry leading platform across all performance product categories, driving a market‑differentiating mix of consumable products, which we consider to be golf balls and golf gloves, which collectively represented nearly 40% of our net sales in 2023, and more durable products, which we consider to be golf clubs, golf shoes, golf apparel and golf gear, which collectively represented over 60% of our net sales in 2023.
We operate under the following four reportable segments: Titleist golf balls; Titleist golf clubs; Titleist golf gear and FootJoy golf wear, which represented approximately 32%, 28%, 9% and 25%, respectively, of net sales in 2023. For further information surrounding the principal products of each reportable segment, see “Our Products” further below. Financial information for our segments, including sales by geographic area, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II, included elsewhere in this report and in “Notes to Consolidated Financial Statements – Note 21 – Segment Information,” Item 8 of Part II, included elsewhere in this report.
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
Operational Excellence
The requirements of the game lead the dedicated golfer to seek out products of superior performance and consistency. We own or control the design, sourcing, manufacturing, packaging and distribution of the majority of our products. In doing so, we are able to exercise control over every step of the manufacturing process and supply chain operations, thereby setting the standard for quality and consistency. We have developed and refined distinct and independently managed supply chains for each of our product categories.
Route to Market Leadership
As one of the preferred partners to premium golf shops, we seek to ensure that the performance benefits derived from using our products are showcased and our products are properly merchandised. As we see our retail partners as a critical connection to dedicated golfers, we place great emphasis on building strong relationships and trust with them. As such, our sales associates are expected not simply to be salespeople, but to function as golf experts and enthusiasts in their respective territories who advise and assist our retail partners to better serve their customers. We help generate golfer demand and sell‑through via in‑shop merchandising, promotions and advertising, and also provide product education to club professionals, coaches and instructors. In addition, we place a strong focus on golfer engagement, starting with fitting and trial initiatives across our balls, clubs and shoes categories. We offer custom products across several categories to meet the varying needs of golfers' skill levels, personal styles and preferences. In addition, our expanding eCommerce presence is expected to yield incremental sales and profitability, as well as to foster a deeper and more real time connection with dedicated golfers.

Market Overview and Opportunity
Market Overview
While rounds of play had been relatively stable for years, the game experienced an approximate 8% global increase in rounds in both 2020 and 2021 as dedicated golfers took full advantage of favorable weather, hybrid work schedules and an increase in discretionary time due to the circumstances attendant to the COVID-19 pandemic. Golf remained in high demand in 2022 and 2023, with the number of rounds played in the U.S. approximately 16% and 20% higher, respectively, than the number of rounds played in 2019. We anticipate that rounds of golf played will remain resilient in 2024, driven by golfer demographics, dedicated golfers, increased participation and economic conditions.
Golfer Demographics. Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 years and above, primarily “gen‑xers,” “baby boomers” and, increasingly, "millennials" who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic, as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, promising developments in golf include the generational shift with millennial golfers making their marks at both professional and amateur levels, and the increase in the number of juniors (ages 6-17) who play golf in recent years.
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
Introduce New Products and Extend Market Share Leadership in Equipment Categories. We expect to sustain our strong performance in our core categories of golf balls, golf clubs and golf shoes through several targeted strategies:
•Titleist Golf Balls. We continually invest in design innovation and process technology to deliver the highest performance and quality golf balls in the game. We strive to strengthen our sell-in and sell-through route to market capabilities by focusing on enhancing our sales team's skills, supporting trade partners in those channels where dedicated golfers shop, investing in digital channel opportunities, expanding golf ball fitting networks, and educating golfers on Titleist golf ball performance and quality excellence. We also offer custom imprinting for country clubs, tournaments, corporate logos and personalization.

•Titleist Clubs, Wedges and Putters. We intend to continue to launch innovative, high performance golf clubs by further leveraging Titleist R&D excellence in all club categories. To enhance the golfer experience, we plan to continue highly focused consumer connection initiatives, promote and encourage custom fitting and trial, and offer best-in-class custom manufacturing capabilities. We also intend to continue to develop and offer limited edition products to showcase advanced technologies and we intend to continue to dedicate the resources necessary to ensure that Titleist drivers, fairways, hybrids and irons, Vokey Design wedges and Scotty Cameron putters remain golf's leaders in performance, technology, craftsmanship and selection.
•FootJoy Footwear. We continue to invest in design and innovation to bring golf-specific performance advancements to the footwear category. We launched several new models in 2023, and we plan to continue to enrich our consumer connection initiatives with digital content, product trial and fit experiences in key global markets.
Increase Penetration in Golf Gear and Wear Categories. We intend to build on the brand loyalty that the dedicated golfer has developed for our Titleist ball and club categories and FootJoy shoe and glove categories in order to increase our penetration in the adjacent categories of golf gear and golf wear. We also evaluate acquisition opportunities that generally feature premium performance products that appeal to the dedicated golfer and can benefit from our global distribution and supply chain capabilities. We expect to continue to drive growth across these categories by employing the following initiatives:
•Titleist Golf Gear.  We are committed to providing dedicated golfers with golf gear—including golf bags, headwear, gloves, travel gear and other accessories—of performance and quality excellence that is faithful to the Titleist brand promise. We continue to make investments in design and engineering resources and leverage dedicated player insights to drive product excellence in these product categories.
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
•KJUS Outerwear and Apparel. KJUS designs premium technical golf, ski and lifestyle apparel with distinctive, clean designs. KJUS entered the golf outerwear and apparel markets less than a decade ago with a focus on freedom of movement, temperature regulation and all-weather protection to enhance performance. We intend to continue to invest in design and innovation to deliver advancements in KJUS outerwear and apparel.
•Links & Kings. Links & Kings focuses on the design and handcrafted production of luxury leather golf and lifestyle products. We intend to increase sales of Links & Kings products by increasing production capacity and leveraging our existing distribution channels.
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
Since its introduction in 2000, the Titleist Pro V1 has been the most played ball on the global professional tours and the best-selling golf ball globally. Launched on the PGA Tour in October 2000 and introduced to the consumer market in December 2000, the first Pro V1 golf ball represented the coalescence of three of Titleist's industry leading technologies: large solid core; multi-component construction; and high performance, thermoset cast urethane elastomer covers. In its first four months, the Pro V1 golf ball became the best-selling golf ball and holds that position to this day. In 2003, the first Pro V1x golf ball was brought to market and with its four-piece, dual core design, produced higher launch characteristics and a different spin profile than Pro V1. Both Pro V1 and Pro V1x are designed to provide total performance for golfers at every level of the game and best demonstrate Titleist's design, innovation and technology leadership.
In early 2023, we launched new Pro V1 and Pro V1x models with advancements in core technology to amplify the high flex casing layer, soft cast thermoset urethane cover and advanced aerodynamics. The 2023 models maintained their differences in flight, spin and feel. Pro V1 offers the greatest combination of speed, spin and feel in the game and is the best fit for the majority of golfers. Pro V1 flies lower than Pro V1x with a more penetrating trajectory and has a softer feel. Pro V1x has a fast, high flight and delivers spin where and when a golfer wants it. Complementing Pro V1 and Pro V1x is another high performance golf ball, Pro V1x Left Dash. Introduced in 2019, Pro V1x Left Dash meets the performance needs of a select group of players seeking high flight with even lower long game spin than both Pro V1 and Pro V1x. Titleist Pro V1 and Pro V1x models remain the most trusted, best performing and most consistent golf balls in the game. This is validated by the overwhelming usage and trust of players throughout the pyramid of influence and the marketplace success of these products. On the 2023 worldwide professional tours, Titleist golf balls account for 73% of all golf balls used, over seven times more than the nearest competitor.
In November 2021, we introduced Pro V1 and Pro V1x RCT golf balls. RCT stands for "Radar Capture Technology," a proprietary, patented technology. In development for over two years, these products showcase the technological capabilities of the Titleist Ball R&D and Operations teams. Pro V1 and Pro V1x RCT are engineered to deliver the most accurate golf ball data on indoor radar-based launched monitors and was validated in collaboration with a team of fitting experts. Pro V1 and Pro V1x RCT golf balls offer the exact same design, quality and performance as any Pro V1 or Pro V1x with the enhanced benefit of an indoor radar signal that captures actual spin data to deliver a true indoor precision fitting. In September 2022, Pro V1x Left Dash and AVX were also introduced with RCT, enhancing the opportunity for a precise, premium performance golf ball fitting indoors.
In January of 2024, we introduced new AVX, Tour Soft, and TruFeel golf balls. AVX complements the Pro V1 family of golf balls offering a lower flight, lower spin option with even softer feel. The 2024 AVX features improved high gradient core chemistry, a new high flex casing layer, and a thicker, softer, urethane cover. Tour Soft features our largest two piece ionomer core, reformulated for more speed and scoring shot performance. Tour Soft is available in white, yellow and gloss green colors. TruFeel is new for 2024 with improved short game spin and control due to a new, thicker cover and reformulated core. TruFeel is available in white, yellow and matte red colors. The Titleist golf ball family is completed with the Velocity golf ball. Built for speed, Velocity is available in white, matte orange and matte green colors. All Titleist golf balls feature unique aerodynamic dimple patterns and industry leading quality standards.

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
We are also a leader in custom imprinted golf balls. The available options were expanded in 2023 with Performance Alignment features on Pro V1 and Pro V1x, providing dedicated golfers with tour validated alignment designs. Custom imprint capabilities include printing high quality reproductions of country club or resort logos, tournament logos, corporate logos and personalization on Titleist and Pinnacle golf balls. Our service includes design capabilities, special packaging options and fast turnaround times. The majority of custom imprinting is done for corporate logos, as there has long been a strong connection between the business community and golf. We estimate custom golf ball sales represent, on average, between 25 - 30% of our global net golf ball sales.
Net sales of Titleist golf balls for the years ended December 31, 2023, 2022 and 2021 were $761.7 million, $678.8 million and $667.6 million, respectively, in each case representing approximately 32% of our total net sales.
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
Net sales of Titleist golf clubs, wedges and putters for the years ended December 31, 2023, 2022 and 2021 were $658.6 million, $609.6 million and $551.5 million, respectively, representing approximately 28% of our total net sales in 2023.
Titleist Clubs
Our current global club line consists of the TSR product line of drivers, fairways and hybrids, and the T Series and 620 product lines of irons. Every product in our club line features premium, tour‑proven stock shafts and grips, complemented by a broad range of custom options.
Titleist TSR drivers, fairways and hybrids are designed to deliver superior performance through tour‑proven technologies that increase ball speed, decrease spin and optimize flight without sacrificing forgiveness. We design our drivers and fairways to deliver complete performance with tour‑preferred looks, sound and feel, and we offer the ability to precisely fit individual golfers’ needs.
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
Vokey Design Wedges
Bob Vokey and his team of design and fitting experts create high performance wedges to meet the demands of dedicated golfers and the best players in the world. The Vokey Design wedge product offering is a compilation of the most popular wedges resulting from the Vokey Team’s hands‑on work with golf’s best players to develop shapes and soles that address varying techniques and course conditions. In total, we offer 25 unique loft, sole grind and bounce combinations and four unique finishes to create golf’s most complete wedge product performance range. In addition, Vokey’s online Wedgeworks program promotes limited edition models and allows golfers to customize and personalize their wedges. Vokey Design wedges are the most played wedges by tour professionals.

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
Using the scottycameron.com website as an information and services hub, we offer the opportunity to connect more closely with the Scotty Cameron brand. Golfers can customize and personalize their putter(s) in the online Scotty Cameron Custom Shop. Through the popular “Club Cameron” loyalty program and the Scotty Cameron online “Studio Store,” brand fans can purchase unique Scotty Cameron accessories. We also operate the Scotty Cameron Gallery in Encinitas, California, a premium retail boutique which offers consumers the ability to experience our tour fitting process as well as purchase unique accessory items.
Titleist Golf Gear
    Titleist Golf Gear is a matrix of distinct categories across golf bags, headwear, golf gloves, travel products and other golf accessories. We participate in golf product categories where the dedicated player expects us to be and provide dedicated players with products of performance and quality excellence faithful to the Titleist brand promise.
    We started building our golf gear infrastructure in 2015, transitioning away from third-party product creation and supply chain dependency to enable us to exercise more control over the design, engineering, product specifications and quality assurance of our finished Titleist golf gear products. Titleist golf gear products are designed and engineered using premium materials, with a focus on delivering quality and performance excellence with function and style. We seek to provide and continually evolve our customization and personalization opportunities across the product portfolio of Titleist golf gear in order to meet the needs of the dedicated players. We believe the golf gear business represents a sizable and highly fragmented opportunity with numerous competitors in each product category and geographical market.
Net sales of Titleist golf gear for the years ended December 31, 2023, 2022 and 2021 were $216.2 million, $204.9 million and $192.6 million, respectively, in each case representing approximately 9% of our total net sales.
    Titleist Golf Bags
    Titleist Golf Bags have an array of models across price points with designs ranging from those to be carried to those designed for golf carts, each with an array of functional differences and a variety of materials and colors. Titleist golf bags are used on professional tours around the world and are relied upon by players globally to support their game. In 2024, we plan to introduce new colorways to our recently launched all-new Titleist Players Stand Bag collection, continuing the momentum of this leading bag franchise sold by leading golf courses across the globe. We also have enjoyed continued success with our LINKSLEGEND Series of premium golf bags accented by seasonal color drops at leading clubs around the world.
    Titleist Golf Headwear
    Titleist Golf Headwear is recognized on the professional golf tours globally. Titleist golf headwear provides both function and fashion appeal across a multitude of models providing rain and sun protection as well as trend designs for the dedicated player. We have established key product franchises in our headwear assortment with a variety of functions for both men and women including the Tour Performance, the Performance Ball Marker Hat and the Tour Aussie. We seek to constantly elevate and innovate the performance and quality of our headwear while keeping the design and colors fresh and appealing to the dedicated player.
FootJoy
FootJoy is one of golf’s leading performance wearable brands, which consists collectively of golf shoes, gloves and apparel. Net sales of FootJoy products for the years ended December 31, 2023, 2022 and 2021 were $596.4 million, $618.0 million and $580.6 million, respectively, representing approximately 25% of our total net sales in 2023.
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

KJUS
    In July 2019, we acquired KJUS, a Swiss-born manufacturer of premium performance ski, golf and lifestyle apparel. The KJUS brand was born from an uncompromising commitment to performance, following brand namesake Lasse Kjus’s historic feat at the 1999 World Ski Championships, where he medaled in each of the Championships’ five disciplines. KJUS was founded with a vision to make the finest and most technologically advanced skiwear and the belief that cutting edge innovation could lead to improved performance. KJUS has today grown to be a leader in premium technical performance skiwear. Building upon this reputation, KJUS entered the golf outerwear and lifestyle apparel markets with a focus on freedom of movement, temperature regulation and all-weather protection to enhance performance. As a result, KJUS has achieved an enthusiastic following with performance-minded golfers and a premium positioning at many leading golf shops.
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

Manufacturing
Our manufacturing processes and management of supply chain operations ensure consistency of product performance and quality. We own or control the design, sourcing, manufacturing, packaging and distribution of the majority of our products.
Our manufacturing network is comprised of our owned facilities and partners around the globe. Our scale and global reach are intended to enable us to maximize cost efficiency, reduce lead time, provide regional customization and gain insights into local markets.
We have three company‑owned and operated golf ball manufacturing facilities, two located in the United States and one in Thailand, encompassing approximately 600,000 total square feet with sufficient production capacity to meet anticipated growth, including recent capacity expansion capital investments to fuel future growth. We also have seven global custom golf ball imprinting operations and utilize local vendors for imprinting capabilities in other geographic markets.
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
We own and operate the largest golf glove manufacturing operation in the world in Chonburi, Thailand, where we manufacture both FootJoy and Titleist golf gloves. The factory produces over 13 million FootJoy and Titleist gloves annually.
The majority of our FootJoy golf shoes are manufactured in a 525,000 square foot facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest with the remaining 60% owned by our long‑standing Taiwan supply partners. In our consolidated financial statements, we consolidate the accounts of this joint venture, which is a variable interest entity ("VIE"). The joint venture was established in 1995 and has been in its current facility since 2000. The sole purpose of the joint venture is to manufacture our golf shoes and as such we are deemed to be the primary beneficiary of the VIE. The multi‑floor/multi‑building complex owned by the joint venture is devoted exclusively to FootJoy golf shoes and has production capacity of nearly five million pairs annually. See “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies – Variable Interest Entities,” Item 8 of Part II included elsewhere in this report, for a discussion of our FootJoy golf shoe joint venture and the material terms of the agreement which governs such joint venture arrangement. We plan to further diversify our golf shoe supply chain with increased manufacturing efforts in other jurisdictions such as Vietnam, where a growing number of golf shoes were manufactured in 2023 by our long-standing Taiwan supply partner.
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
We employ approximately 400 sales representatives worldwide, who are compensated through a combination of salary and a performance bonus, and in some instances, commissions. We currently service over 27,000 direct accounts worldwide. In both our direct sales and distributor markets, our trade partners are subject to our redistribution policy.

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
Raw Materials
    Where possible, we use multiple suppliers or multiple production facilities, some with geographic separation, to reduce the risk of raw material shortages but, in some instances, we rely on a sole or limited number of third-party suppliers and manufacturers for raw materials. Our highest raw material consumption for golf balls, in order, is polybutadiene, ionomers, zinc diacrylate, urethane and coatings. We source the raw materials for our golf glove and golf shoe businesses, and certain of the components for our golf shoe business, from third-party suppliers. Our golf club team employs the primary materials of steel, titanium and aluminum and has six custom manufacturing locations around the globe, with each being responsible for supply chain execution, allowing each region to respond to market specific needs or trends. For our golf gear and FootJoy, KJUS and Titleist apparel businesses, we source the finished products from select third-party vendors that have the necessary quality and technical capabilities.
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
For the years ended December 31, 2023, 2022 and 2021 we invested $64.8 million, $56.4 million and $55.3 million, respectively, in R&D.
Patents, Trademarks and Licenses
We consider our patents and trademarks to be among our most valuable assets. We are dedicated to protecting the innovations created by our R&D teams by developing broad and deep patent and trademark portfolios across all product categories.
As a result, we have strong patent positions across our product categories and innovation spaces in which we operate, and have become the leader in obtaining golf ball and golf club patents worldwide. In addition, we believe we have more combined golf shoe and golf glove utility patents than all competitors combined. We have over 850 active U.S. utility patents in golf balls, over 500 active U.S. utility patents in golf clubs, wedges and putters and over 425 worldwide patents in golf shoes and gloves. In 2023, we filed nearly 250 U.S. patent applications and nearly 400 worldwide.
We own or license a large portfolio of trademarks, including for Titleist, Pro V1, Pro V1x, AVX, Pinnacle, AP1, AP2, TSR, T Series, CNCPT, Vokey Design, Scotty Cameron, the Circle T Design, FootJoy, FJ, DryJoys, HyperFlex, StaSof, ProDry, MyJoys, MyTPI, TPI, Titleist Performance Institute, Club Glove and KJUS. We protect our trademarks by obtaining registrations where appropriate and opposing or cancelling material infringements. We also have rights in several common law marks.
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
In the golf gear market, there are numerous competitors in each product category and geographical market. Titleist golf bags, headwear, gloves, travel gear and accessories each compete on the basis of quality, performance, styling and customer service.
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
Regulation
The Rules of Golf
We seek to have our new golf ball and golf club products conform with the Rules of Golf published by the United States Golf Association (the "USGA") and The Royal and Ancient Golf Club of St. Andrews (the "R&A" and, together with the USGA, the "Governing Bodies"), because these rules are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States and Mexico, and the R&A publishes rules that are generally followed in most other countries around the world. The Rules of Golf as published by the Governing Bodies are virtually the same and are intended to be so pursuant to a Joint Statement of Principles issued in 2001.

The Rules of Golf set testing standards and establish limitations for the design and performance of golf balls and golf clubs. Many new regulations on golf balls and golf clubs have been introduced in the past 25 years, which we believe has been one of the most active periods for golf equipment regulation in the history of golf.
Golf Balls
Historically, the Rules of Golf have regulated golf ball size, weight, spherical symmetry, initial velocity and overall distance. On December 6, 2023, the Governing Bodies issued a Notice of Decision relating to an “Update to the Conformance Testing of Golf Balls to the Overall Distance Standard” (the “ODS Notice”). The ODS Notice announced a change (effective in January 2028) to the Overall Distance Standard (“ODS”) testing method that, if implemented, will reduce the distance that conforming golf balls will travel when struck by golfers. The Notice provides that recreational players may continue to use golf balls which conform to the current ODS testing standard until January 1, 2030. The final outcome of the ODS Notice and the impact of any implementation thereof or any other potential changes to the Rules of Golf are uncertain at this time.
Golf Clubs
The Rules of Golf have also focused on golf club regulations. In 1998, a limitation was placed on the spring‑like effect of driver faces. In 2003, limits were placed on club head dimensions and volume, as well as shaft length. In 2007, club head moment of inertia was limited. A rule change to allow greater adjustability in golf clubs went into effect on January 1, 2008. In August 2008, the Governing Bodies adopted a rule change further restricting golf club grooves by reducing the groove volume and limiting the groove edge angle allowable on irons and wedges. This rule change did not apply to most golfers until January 1, 2024. It was implemented on professional tours beginning in 2010 and was implemented in elite amateur competitions beginning in 2014. All products manufactured after December 31, 2010 must comply with the new groove specifications. On October 12, 2021, the Governing Bodies announced that a new Model Local Rule would be available beginning on January 1, 2022 to provide those running professional or elite amateur golf competitions the option of limiting the maximum length of a golf club (excluding putters) to 46 inches. On December 6, 2023, the Governing Bodies issued a Notice proposing to modify the Rules of Golf conformance testing process for drivers, which may result in an enhanced testing protocol for drivers (the “Driver Notice”). The Driver Notice also states that the Governing Bodies will continue to explore possible options related to distance and the driver. The outcome of the Driver Notice and the impact of any other potential changes to the Rules of Golf are uncertain at this time.
    Our Position
In response to this active regulatory dynamic, our senior management and R&D teams spend significant time and effort in developing and maintaining relationships with the Governing Bodies and we are an active participant with them and other stakeholders in discussions regarding potential new rules and the rule making process. More importantly, our R&D teams are driven to innovate and continuously improve product technology and performance within the Rules of Golf. The development and protection of these innovations through aggressive patenting are essential to competing in the current market. As a long‑time industry participant and market leader, we believe we are well‑positioned to continue to outperform the market in a rules constrained environment.
Employees and Human Capital Resources
Acushnet's associates and our enduring culture are two key elements of our success. Guided by our strong corporate values, Acushnet’s associates are a key source of competitive advantage. As of December 31, 2023, we employed approximately 7,300 associates worldwide. Reflecting our truly global organization, approximately 3,100 of our associates are located in the Americas, over 600 are located in EMEA and approximately 3,500 are located in Asia Pacific. Approximately fifty-six percent (56%) of our associates are in manufacturing roles across our global manufacturing footprint and approximately fifty percent (50%) of our global associates are women.
We strive to cultivate the skills, knowledge and experiences in our associates that enable Acushnet to continue its leadership in performance and product quality. To retain talent and recruit new associates, we utilize a dual approach, leveraging a long-standing “build-from-within” talent development model coupled with recruiting top talent from the external market. Additionally, partnerships with universities, community organizations and professional groups help us to attract candidates with diverse backgrounds as we continue our focus on building an inclusive and diverse organization, which in turn helps in broadening our reach. We conduct annual talent reviews focused on performance, potential and succession. Managers share open feedback and work closely with associates to create individual, experiential development plans balancing deep functional expertise with broad leadership capabilities.
Essential to our recruitment and retention of top talent is our commitment to ensuring we benefit from a workplace built on our core values, including diversity, inclusion, belonging and respect. We seek to foster a culture where all associates can bring their complete, authentic self to work and we aspire to increase the diversity of our associate population globally. Our Diversity, Inclusion and Belonging strategy and initiatives are guided by an associate-led Council, consisting of associates from all facets of the Company. Engagement with associates at all levels is driven through open discussion, listening and engagement surveys. Survey results continue to demonstrate that associate engagement is strong, driven by what we believe to be a strong sense of belonging within the Company and excitement for the future. We expect to continue to enhance our associates' experiences by investing in learning and development, listening to our associates and incorporating leading ideas and best practices.
Long-term associate retention starts with a focus on the safety, health and well-being of our associates. Acushnet’s Safety, Health and Wellness journey began more than 25 years ago and our 6-point safety program is a foundational principle of our operations across the globe. Acushnet’s HealthWise program, "Wellness For Life," creates a culture to encourage and support associate safety, health and wellness. Through partnerships with the medical community and Acushnet HealthWise Coaches, associates gain access to high quality health and wellness services. Associates receive incentives for healthy behaviors, which include up to a 30% surcharge avoidance for healthcare benefits. HealthWise is based on 4 pillars: prevention, education, nutrition and fitness, and volunteerism. Acushnet’s role is to encourage behaviors in each pillar through offering on-site educational programs, fitness center programming, on-site wellness staff to coach associates on meeting personal nutritional or fitness goals, on-site services (physical therapy, chiropractic care, mental health care, massage therapy, acupuncture and reflexology) and volunteer activities in our local communities.
Acushnet aspires to be a high achieving workforce by providing a workplace that inspires connection, innovation and excellence in performance. As a result, we utilize a hybrid flexibility model, designed to balance the needs of the role with the flexibility associates desire. We believe strongly in deep moments of collaboration and connection that drive our long history of innovation, and the workplace strategy should support those goals. Our workplace experience will optimize time spent in-office by ideating, creating and connecting with peers. Local leaders around the world are empowered to determine the best flexibility approach for their geography based on the type of work and culture they lead.
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
•Servicing our indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.
•We may be able to incur significant amounts of debt, which could exacerbate the risks associated with current indebtedness.
•Our credit agreements and the indentures governing our 7.375% Senior Unsecured Notes Due 2028 (the “Notes”) contain restrictions that limit our flexibility in operating our business.

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
We generate substantially all of our sales from the sale of golf‑related products, including golf balls, golf clubs, golf shoes, golf gloves, golf gear and golf apparel. The demand for golf‑related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf played by these participants. If golf participation or the number of rounds of golf played declines, sales of our products may be adversely impacted, which could materially adversely affect our business, financial condition and results of operations.
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
Golf’s most regulated categories are golf balls and golf clubs. We seek to have our new golf ball and golf club products conform with the Rules of Golf published by the United States Golf Association (the "USGA") and The Royal and Ancient Golf Club of St. Andrews (the "R&A" and, together with the USGA, the "Governing Bodies"), because these rules are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States and Mexico, and the R&A publishes rules that are generally followed in most other countries around the world. The Rules of Golf as published by the Governing Bodies are virtually the same and are intended to be so pursuant to a Joint Statement of Principles issued in 2001. The Rules of Golf set the testing standards and establish limitations for the design and performance of golf balls and golf clubs.
Many new regulations on golf balls and golf clubs have been introduced in the past 25 years, which we believe has been one of the most active periods for golf equipment regulation in the history of golf. Historically, the Rules of Golf have regulated golf ball size, weight, spherical symmetry, initial velocity and overall distance. The Governing Bodies have also focused on golf club regulations, including limiting wedge and iron groove size, the size and spring‑like effect of driver faces and club head moment of inertia. In the future, existing Rules of Golf may be altered in ways that adversely affect the sales of our current or future products.
On December 6, 2023, the Governing Bodies issued a Notice of Decision relating to an “Update to the Conformance Testing of Golf Balls to the Overall Distance Standard” (the “ODS Notice”). The ODS Notice announced a change (effective in January 2028) to the Overall Distance Standard (“ODS”) testing method that, if implemented, will reduce the distance that conforming golf balls will travel when struck by golfers. The ODS Notice provides that recreational players may continue to use golf balls which conform to the current ODS testing standard until January 1, 2030. The final outcome of the ODS Notice and the impact of any implementation thereof or any other potential changes to the Rules of Golf are uncertain at this time.
On December 6, 2023, the Governing Bodies’ issued a Notice proposing to modify the Rules of Golf conformance testing process for drivers which may result in an enhanced testing protocol for drivers (the “Driver Notice”). The Driver Notice also states that the Governing Bodies will continue to explore possible options related to distance and the driver. The outcome of the Driver Notice and the impact of any other potential changes to the Rules of Golf are uncertain at this time.
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
We rely on our manufacturing facilities in the United States, Thailand, Vietnam and China and assembly and distribution facilities in many of our major markets, certain of which constitute our sole or primary manufacturing facility for a particular product category, including our joint venture facility in China where the majority of our golf shoes are manufactured and our facility in Thailand where we manufacture the majority of our golf gloves. Because substantially all of our products are manufactured and assembled in and distributed from a few locations, our operations could be interrupted by events beyond our control, including:
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
We rely on a sole or limited number of third‑party suppliers and manufacturers for many of our raw materials and the components in our golf balls, golf clubs, golf gloves and certain of our other products. We also use specialized sources for certain of the raw materials used to make our golf gloves and other products, and these sources are limited to certain geographical locations. Many of these materials are customized for us and some of our products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. If we were to experience any delay or interruption in such supplies, we may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business. We continue to be exposed to price increases and availability risks with respect to certain materials and components used by us, our suppliers and our manufacturers, including polybutadiene, urethane and ionomers for the manufacturing of our golf balls, titanium and steel for our golf clubs, leather and synthetic fabrics for our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum‑based materials for a number of our products. Supply chain disruptions or shortages in raw materials could materially adversely affect our business, financial condition and results of operations.
A disruption in the operations of our suppliers could materially adversely affect our business, financial condition and results of operations.
Our ability to continue to select reliable suppliers who provide timely deliveries of quality materials and components will impact our success in meeting customer demand for timely delivery of quality products. If we experience significantly increased demand, or if, for any reason, we need to replace an existing manufacturer or supplier, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any new supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. For example, during 2022 we experienced supply chain disruptions causing shortages of various raw materials; those supply chain disruptions largely resolved during 2023. In addition, should we decide to transition existing manufacturing between third‑party manufacturers or should we decide to transition existing in‑house manufacturing to third‑party manufacturers, the risk of such a problem could increase. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any material delays, interruption or increased costs in the supply of raw materials or components of our products could impact our ability to meet customer demand for our products, which could materially adversely affect our business, financial condition and results of operations.
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
The materials and components used by us, our suppliers and our manufacturers involve raw materials, including polybutadiene, urethane and ionomers for the manufacturing of our golf balls, titanium and steel for the manufacture of our golf clubs, leather and synthetic fabrics for the manufacturing of our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum‑based materials for a number of our products. Significant price fluctuations or shortages in such raw materials or components, including the costs to transport such materials or components of our products, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect our business, financial condition and results of operations.
Our operations are conducted worldwide and our results of operations are subject to currency transaction risk and currency translation risk that could materially adversely affect our business, financial condition and results of operations.
For the year ended December 31, 2023, $1,032.0 million of our net sales were generated in regions outside of the United States. Net sales by region are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II and “Notes to Consolidated Financial Statements – Note 21 – Segment Information,” Item 8 of Part II, included elsewhere in this report. Substantially all of these net sales from regions outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by entities in these regions are made in U.S. dollars. For the year ended December 31, 2023, approximately 85% of our cost of goods sold incurred by regions outside the U.S. was denominated in U.S. dollars. Because these subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of these subsidiaries. If the U.S. dollar strengthens against the applicable local currency, more local currency will be needed to purchase the same amount of cost of goods sold denominated in U.S. dollars, which could materially adversely affect our business, financial condition and results of operations.

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
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated subsidiaries from their local currency into U.S. dollars. In each of the three years ended December 31, 2023, nearly one-half of our net sales and one-third of our total operating expenses (which amounts represent substantially all of the operating expenses incurred by subsidiaries in regions outside of the U.S.) were denominated in foreign currencies. Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
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
Technical innovation and quality control in the design and manufacturing processes of our products is essential to our commercial success. R&D plays a key role in technical innovation. We rely upon experts in various fields to develop and test cutting edge performance products. If we fail to continue technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems, any of which could materially adversely affect our business, financial condition and results of operations.

Failure to adequately enforce and protect our intellectual property rights could materially adversely affect our business, financial condition and results of operations.
We own numerous patents, trademarks, trade secrets, copyrights and other intellectual property and hold licenses to intellectual property owned by others, which in the aggregate are important to our business. We rely on a combination of patent, trademark, copyright and trade secret laws in our core geographic markets and other jurisdictions to protect the innovations, brands, proprietary trade secrets and know‑how related to certain aspects of our business. Certain of our intellectual property rights, such as patents, are time‑limited, and the technology underlying our patents can be used by any third party, including competitors, once the applicable patent terms expire.
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
If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product. Alternatively, we may be required to obtain a license from such a third party in order to use the infringing technology and continue developing, manufacturing or marketing such technology. In such a case, license agreements may require us to pay royalties and other fees that could be significant, or we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non‑exclusive, thereby giving our competitors access to the same technologies licensed to us. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, or to redesign or rename some of our products to avoid future infringement liability. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. Claims that we have misappropriated the confidential information or trade secrets of third parties could also materially adversely affect our business, financial condition and results of operations. See also “—We may be involved in lawsuits to protect, defend or enforce our intellectual property rights, which could be expensive, time consuming and unsuccessful.” Any of the foregoing could cause us to incur significant costs and prevent us from manufacturing or selling certain of our products.
Changes to patent laws could adversely affect our ability to protect our intellectual property.
Patent reform legislation may increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the Leahy‑Smith America Invents Act, which was adopted in September 2011, includes a number of significant changes to the U.S. patent laws, such as, among other things, changing from a “first to invent” to a “first inventor to file” system, establishing new procedures for challenging patents and establishing different methods for invalidating patents. Some of these changes or potential changes may not be advantageous to us, and it may become more difficult to obtain adequate patent protection, to enforce our patents against third parties, or to challenge the validity or enforceability of third parties' patents. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and adversely affect our ability to protect our intellectual property which could materially adversely affect our business, financial condition and results of operations. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and may in the future make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and may in the future make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies.  These changes may materially affect our patents or patent applications and our ability to obtain and enforce or defend additional patent protection in the future.
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
Golf Gear. The golf gear market is fragmented and served by a number of established competitors, as well as a number of smaller competitors, all of which are pursuing innovative ways to meet consumer needs. We face significant competition in every region with respect to each of our golf gear product categories.
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
We primarily sell our products to golf equipment retailers, such as on‑course golf shops, golf specialty stores and other qualified retailers, directly and to foreign distributors. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail golf equipment market, which in turn would negatively impact the liquidity and cash flows of our customers, including the ability of such customers to obtain credit to finance purchases of our products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts from our customers as well as a decrease in orders for our products by such customers. A failure by our customers to pay a significant portion of outstanding accounts receivable balances on a timely basis or a decrease in orders from such customers could materially adversely affect our business, financial condition and results of operations.
A decrease in corporate spending on our custom logo golf balls could materially adversely affect our business, financial condition and results of operations.
Custom imprinted golf balls, a majority of which are purchased by corporate customers, are estimated to represent, on average, between 25-30% of our global net golf ball sales. There has long been a strong connection between the business community and golf, and if corporate spending decreases, it could impact the sales of our custom imprinted golf balls.
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
On a consolidated basis, no one customer that sells or distributes our products accounted for more than 10% of our consolidated net sales in the year ended December 31, 2023. However, our top ten customers accounted for approximately 20% of our consolidated net sales in the year ended December 31, 2023. Accordingly, the loss of a small number of our large customers, or the reduction in business with one or more of these customers, could materially adversely affect our business, financial condition and results of operations. We do not currently have minimum purchase agreements with these large customers.
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
Our brands have worldwide recognition and our success depends on our ability to maintain and enhance our brand image and reputation. In particular, we believe that maintaining and enhancing the Titleist, Scotty Cameron, Vokey Design, FootJoy and KJUS brands is critical to maintaining and expanding our customer base. Maintaining, promoting and enhancing our brands may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us and reduce long‑term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Also, as we seek to grow our presence in existing and expand into new geographic or product markets, consumers in these markets may not accept our brand image and may not be willing to pay a premium to purchase our products as compared to other brands. We anticipate that as our business continues to grow our presence in existing and expand into new markets, maintaining and enhancing our brands may become increasingly difficult and expensive. If we are unable to maintain or enhance the image of our brands, it could materially adversely affect our business, financial condition and results of operations.
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
We sell and distribute our products directly in many key international markets in Europe, Asia, North America and elsewhere around the world. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, in the United States, there is a limited number of suppliers of certain raw materials and components for our products as well as finished goods that we sell, and we have increasingly become more reliant on suppliers and vendors located outside of the United States. The operation of foreign distribution in our international markets, as well as the management of relationships with international suppliers and vendors, will continue to require the dedication of management and other resources. We also manufacture certain of our products outside of the United States, including some of our golf balls and substantially all of our golf gloves in Thailand and the majority of our golf shoes through our joint venture in China.
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
A significant risk resulting from our global operations is compliance with a wide variety of U.S. federal and state and non‑U.S. laws, regulations and policies, including laws related to anti‑corruption, export and import compliance, anti‑trust and money laundering. The FCPA, the United Kingdom Bribery Act of 2010 and similar anti‑bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons. There has been an increase in anti‑bribery law enforcement activity in recent years, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non‑U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. We operate in parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti‑bribery laws may conflict with local customs and practices. We cannot assure you that our internal control policies and procedures have protected or will always protect us from improper conduct of our employees or business partners. To the extent that we learn that any of our employees do not adhere to our internal control policies, we are committed to taking appropriate remedial action. If we believe or have reason to believe that our employees or agents have or may have violated applicable laws, including anti‑corruption laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, and detecting, investigating and resolving actual or alleged violations can be expensive and require significant time and attention from senior management. Any violation of U.S. federal and state and non‑U.S. laws, regulations and policies could result in substantial fines, sanctions, civil and/or criminal penalties, and curtailment of operations in the U.S. or other applicable jurisdictions. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

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
We use United Parcel Service and FedEx Corporation for substantially all ground shipments of products to our U.S. customers. We use ocean shipping services and air carriers for most of our international shipments of products and many of the components we use to manufacture and assemble our products. If there are changes in trade or tariff laws which result in customs processing delays or any significant interruption in service by such providers or at shipping ports or airports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products or components in a timely and cost‑efficient manner. As a result, we could experience manufacturing delays, increased manufacturing and shipping costs, and lost sales as a result of missed delivery deadlines and product introduction and demand cycles. Any significant interruption in United Parcel Service or FedEx Corporation services, ship services, at shipping ports or air carrier services could materially adversely affect our business, financial condition and results of operations. For example, during 2022, late delivery of inbound products due to West Coast port congestion forced us to upgrade a significant portion of outbound freight to express parcel services in order to meet customer delivery date requirements. This upgrade resulted in unbudgeted increases in average cost per pound shipped. More recently, we have experienced difficulties in connection with shipping certain of our products to certain key markets worldwide due to transportation delays caused by carrier diversions from the Red Sea as a result of the ongoing Israel-Hamas conflict, and passage limitations imposed by the Panama Canal Authority in response to the region's prolonged dry season. If these difficulties continue, or if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our business, financial condition and results of operations could be materially adversely affected.
We rely on complex information systems for management of our manufacturing, distribution, sales, finance, accounting and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.
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
Any damage or significant disruption in the operation of such systems, disruptions, delays or deficiencies in the design or implementation of new systems, or the failure of our information systems to perform as expected would disrupt our business, which may result in decreased sales, increased overhead costs, excess inventory or product shortages which could materially adversely affect our business, financial condition and results of operations.
Cybersecurity risks could disrupt our operations and negatively impact our reputation.
There are growing risks related to the security, confidentiality and integrity of personal and corporate information stored and transmitted electronically, consumer identity theft and user privacy due to increasingly diverse and sophisticated threats to network, systems and data security. Potential attacks span a spectrum from attacks by criminal hackers, hacktivists, and nation-state or state-sponsored actors, to employee malfeasance and human or technological error. Cyberattacks against companies like ours have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance. We are required to expend significant resources in an effort to protect against security incidents and may be required or choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards.

While we have implemented security measures, our information technology systems, as well as those of our vendors, contractors, and other third-party partners who process information on our behalf or have access to our systems, may be susceptible to security incidents, disruptions, cyberattacks, ransomware, electronic or physical break‑ins, viruses, phishing attacks and other forms of social engineering, denial-of-service attacks, third-party or employee theft or misuse and other negligent actions. Any perceived or actual unauthorized or inadvertent disclosure of personal or other confidential information, cyberattack or other breach or theft of the information we control, whether through a breach of our network by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract customers, result in substantial remediation costs, subject us to claims or litigation (including class claims), regulatory enforcement, liability under data protection laws, and additional reporting requirements, result in higher insurance premiums and materially adversely affect our business, financial condition and results of operations.

Failure to comply with data privacy and security laws and regulations could adversely affect our operating results and business.
Our business involves the receipt, storage, and transmission of confidential information about our customers and others, including sensitive personal information and account and payment card information. A growing number of federal, state and international data privacy and security laws and regulations have been enacted that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information. For example, several U.S. territories and all 50 states now have data breach notification laws that require timely notification to impacted individuals, and at times regulators, if a company has experienced the unauthorized access or acquisition of personal data. In addition, state comprehensive privacy laws are also expanding in the U.S. For example, the California Consumer Privacy Act, amended by the California Privacy Rights Act (together, the “CCPA”), which gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures, limit their use of personal information, and take certain other acts in furtherance of those rights. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. California has created a data protection agency authorized to implement and enforce the CCPA, which could result in increased enforcement. Other states have considered and/or enacted similar privacy laws, including Virginia, Connecticut, Colorado and Utah, which passed privacy laws that went into operation in 2023. Similar laws have been passed or are being considered in several other states, as well as at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, and carry significant potential liability for our business.
Outside of the U.S., data protection laws, including the E.U. General Data Protection Regulation (the “GDPR”), which also forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) ("UK GDPR"), also apply to some of our operations. Legal requirements in many countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The EU and UK GDPR impose, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer personal data of individuals within the EU and UK, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations. Companies that must comply with the EU and UK GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million (£17.5 million) or 4% of the annual global revenues of the noncompliant company, whichever is greater. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws. Failure to comply with federal, state and international data protection laws and regulations could result in government investigations and/or enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and adverse publicity and could negatively affect our business, financial condition and results of operations.

Although we work to comply with applicable laws and regulations relating to data privacy and security, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply. Monitoring, preparing for and complying with the array of privacy and security legal regimes to which we are subject also requires us to devote significant resources, including, without limitation, financial and time-related resources. Moreover, many of the laws and regulations in this area are relatively new and their interpretations are uncertain and subject to change. Combined with the frequency with which new privacy and security laws are introduced globally, this means that we may be required to make changes to our operations or practices in an effort to comply with them. Such changes may increase our costs and reduce our net sales. We may also face inconsistent legal requirements across the various jurisdictions in which we operate, further raising both costs of compliance and likelihood that we will fail to satisfy all of our legal requirements. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

If the technology‑based systems that give consumers the ability to shop with us online do not function effectively, our ability to grow our eCommerce business globally could be adversely affected.
We are increasingly using websites and social media to interact with consumers and as a means to enhance their experience with our products. We launched our first such initiatives in the U.S. in 2016. Our eCommerce footprint has grown since then, and we now have eCommerce operations in the U.S., Canada, Europe and Asia. In our eCommerce services, we process, store and transmit customer data, including payment card information. We also collect consumer data through certain marketing activities. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or consumers to a risk of loss or misuse of such information, result in litigation or potential liability for us and otherwise adversely affect our business, financial condition and results of operations. We would also likely suffer indirect harms such as reputational damage and reticence among other companies to do business with us. For further information, see “We rely on complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.”

Further, our eCommerce business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, eCommerce and electronic devices. Existing and future laws and regulations, or new interpretations of these laws, may adversely affect our ability to conduct our eCommerce business. As a merchant that accepts debit and credit cards for payment, we are also subject to the Payment Card Industry Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS contains compliance guidelines and standards with regard to our security surrounding the physical and electronic storage, processing and transmission of individual cardholder data. Our failure to fully comply with PCI DSS could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks.

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
Our goodwill and identifiable intangible assets, which consist of goodwill from acquisitions, trademarks, patents, completed technology, customer relationships, licensing fees, and other intangible assets, represented 35% of our total assets as of December 31, 2023.
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
Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team and our other key employees. Our executives are experienced and highly qualified with strong reputations and relationships in the golf industry, and we believe that our management team enables us to pursue our strategic goals. Our other key sales, marketing, brand building, R&D, manufacturing, intellectual property protection and support personnel are also critical to the success of our business. The loss of the services of any of our senior management team or other key employees could disrupt our operations and delay the development and introduction of our products which could materially adversely affect our business, financial condition and results of operations. We do not have employment agreements with any of the members of our senior management team, except for David Maher, our President and CEO, and Sean Sullivan, our Executive Vice President and CFO. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees.

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
We intend to grow our presence in and continue to expand into select international markets where there are the necessary and sufficient conditions in place to support such expansion. These growth and expansion plans will require significant management attention and resources and may be unsuccessful. In addition, to achieve satisfactory performance in international locations, it may be necessary to locate physical facilities, such as regional offices, in these foreign markets and to hire employees who are familiar with such foreign markets while also being qualified to market our products. We may not be successful in growing our presence in or expanding into any such international markets or in generating sales from such foreign operations.
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
We are subject to income taxes in the United States (federal and state) and numerous foreign jurisdictions. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Changes to or promulgation of new tax laws, interpretive regulations, other tax or accounting guidance could significantly impact how we are taxed on both U.S. and foreign earnings. Transactions that we have arranged in light of current tax rules could have adverse consequences if those tax rules change, and the imposition of any new or increased tariffs, duties and taxes could materially adversely affect our business, financial condition and results of operations.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre‑change net operating loss ("NOL") carryforwards and other pre‑change tax attributes, such as foreign tax credits and research tax credits, to offset its post‑change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5‑percent shareholders” that exceeds 50 percentage points over a rolling three‑year period. Similar rules apply under state tax laws. We may experience an ownership change from future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use pre‑change NOL carryforwards or other pre‑change tax attributes to offset U.S. federal and state taxable income and taxes may be subject to incremental limitations.
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
Changes to the overall international tax environment, as well as changes to some of the tax laws of the foreign jurisdictions in which we operate, are expected as a result of the Base Erosion and Profit Shifting project (“BEPS”), undertaken by the Organisation for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries that encompass many of the jurisdictions in which we operate, has promulgated recommended changes to numerous long standing international tax principles through its BEPS project, including the Pillar II global minimum tax regime. Certain countries in which we operate have enacted legislation consistent with the OECD Pillar II model rules and have introduced a 15% global minimum tax rate for large multinational corporations, effective beginning in 2024. We are included in the consolidated financial statements of a global ultimate parent, are monitoring legislative developments, and are continuing to evaluate the potential impact of Pillar II on our consolidated financial statements. We do not expect the impact of Pillar II to be material.
It is expected that jurisdictions in which we do business may continue to react to the BEPS initiative by enacting further tax legislation, and our business could be materially impacted. Our transfer pricing arrangements and principles are reviewed annually; changes may need to be incorporated as the BEPS principles are fully implemented on a global basis.
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
We may need to raise additional funds through public or private debt (for example, our Notes offering in 2023) or equity financings in order to:
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
Initiatives to upgrade our facilities and business processes and to invest in technological improvements to our manufacturing and assembly facilities involve many risks, which could result in, among other things, business interruptions and increased costs, any of which may result in our inability to realize returns on our capital investments. If we have insufficient sales or are unable to realize the full potential of our capital investments, we may not realize a positive return on our investment, which could impact our margins and have a significant adverse effect on our results of operations, financial condition and cash flows.
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
The occurrence of a natural disaster, such as an earthquake, tsunami, fire, flood or hurricane, or the outbreak of a pandemic disease, such as the COVID-19 pandemic, could materially adversely affect our business, financial condition and results of operations. A natural disaster or a pandemic disease could adversely affect both the demand for our products as well as the supply of the raw materials or components used to make our products. Demand for golf products also could be negatively affected if consumers in the affected regions restrict their recreational activities and discretionary spending and as tourism to those areas declines. If our suppliers experience a significant disruption in their business as a result of a natural disaster or pandemic disease, our ability to obtain the necessary raw materials or components to make products could be materially adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts travel to and from the affected areas, making it more difficult in general to manage our global operations.
Risks Related to Our Indebtedness
A high degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2023, we had $707.2 million of indebtedness. As of December 31, 2023, we had available borrowings under our revolving credit facility of $616.7 million after giving effect to $8.1 million of outstanding letters of credit and we had available borrowings remaining under our local credit facilities of $35.6 million. As of December 31, 2023, we had $100.0 million of outstanding interest rate swap contracts to hedge the interest rate risk on our variable rate debt.
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
•making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including financial maintenance covenants and restrictive covenants, could result in an event of default under the agreements governing our other indebtedness (if not cured or waived);
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
Servicing our indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.
Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If we are unable to generate sufficient cash flows to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. In addition, any refinancing of our indebtedness could be at a higher interest rate, and the terms of our existing or future debt arrangements may restrict us from effecting any of these alternatives. Any decline in the ratings of our corporate credit or the Notes or any indications from the rating agencies that their ratings on our corporate credit or the Notes are under surveillance or review with possible negative implications could increase our cost of financing and limit our ability to access the capital markets to meet liquidity needs. Our failure to make the required interest and principal payments on our indebtedness could result in an event of default under the agreements governing our other indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness. In the absence of sufficient resources to service our debt and meet our other commitments, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Second Amended Credit Facility and the indenture that governs the Notes will restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from such dispositions and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We and our subsidiaries may be able to incur significant amounts of debt, which could exacerbate the risks associated with our current indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the credit agreement governing our Second Amended Credit Facility, the indenture governing the Notes and the agreements governing our other indebtedness each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.
The Indenture that governs the Notes and the credit agreement governing our Second Amended Credit Facility contain restrictions that limit our flexibility in operating our business.
The Indenture that governs the Notes and the credit agreement governing our Second Amended Credit Facility each contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our subsidiaries to, among other things:
•incur additional indebtedness and guarantee indebtedness;
•issue certain preferred stock or similar equity securities;
•pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock;
•prepay, redeem or repurchase certain debt;
•make investments and loans;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•enter into agreements restricting our subsidiaries' ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
As a result of these and other covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, we may be required to maintain specified financial maintenance ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. A breach of any of these covenants, among others, could result in a default under one or more of these agreements, including as a result of cross default provisions, which, if not cured or waived, could result in our being required to repay these borrowings before their maturity. If we are unable to repay outstanding borrowings when due, the lenders under our Second Amended Credit Facility have the right to proceed against the collateral granted to them to secure the debt. If lenders under the Second Amended Credit Facility accelerate the debt thereunder, then the obligations under the Notes could be accelerated. We cannot provide assurance that, if the indebtedness under our Second Amended Credit Facility and the Notes were to be accelerated, our assets would be sufficient to repay in full that indebtedness and our other indebtedness. If not cured or waived, such acceleration could have a material adverse effect on our business and our prospects.

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
    As of December 31, 2023, Magnus, which is wholly‑owned by Fila, beneficially owned approximately 52.2% of our outstanding common stock. Fila is able to control the election and removal of our directors and thereby effectively determine, among other things, the payment of dividends, our corporate and management policies, including potential mergers or acquisitions or asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws, and other significant corporate transactions for so long as Magnus retains significant ownership of us. So long as Fila owns Magnus and Magnus continues to own a significant amount of our voting power, even if such amount is less than 50%, Fila will continue to be able to strongly influence or effectively control our decisions. The interests of Fila and Magnus may not coincide with the interests of other holders of our common stock.
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
    Magnus, which is wholly‑owned by Fila, controls 33,110,486 shares, or approximately 52.2%, of our outstanding common stock as of December 31, 2023. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. Consequently, we are not required to comply with certain of the NYSE corporate governance requirements, such as the requirement to have a majority of independent directors on our Board of Directors, or the requirement to have a compensation committee and nominating and corporate governance committee comprised of independent directors. We may rely on one or more of the exemptions going forward. Accordingly, you may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
During 2023, our Board of Directors authorized us to repurchase up to an additional $250.0 million of our issued and outstanding common stock, bringing the total authorization up to $700.0 million. On February 15, 2024, our Board of Directors authorized us to repurchase up to an additional $300.0 million of our issued and outstanding common stock, bringing the total authorization up to $1.0 billion since the share repurchase program was established in 2018. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Decisions regarding the repurchase of shares will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, associated taxes, legal requirements and regulatory constraints. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. We cannot guarantee that we will repurchase shares in the future or conduct share repurchase programs.
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
As of December 31, 2023, we had 436,570,757 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities convertible into, exchangeable for, or exercisable into our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have 5,476,366 shares available for issuance under our 2015 Incentive Plan. Any shares of common stock that we issue, under our 2015 Incentive Plan or other equity incentive plans that we may adopt in the future, dilute the percentage ownership held by our existing shareholders.
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
ITEM 1B.           UNRESOLVED STAFF COMMENTS
None
ITEM 1C.           CYBERSECURITY
To more effectively prevent, detect and respond to cyber and information security threats, we maintain a global cyber security risk management program designed to identify, assess, and manage material risks from cybersecurity threats. Our risk management program is supervised by a dedicated Senior Director of Cyber & Information Security (the “SDCIS”), who has more than 30 years of experience in cybersecurity and information technology in both private industry and the United States Air Force. The SDCIS is responsible for leading an enterprise-wide cyber security strategy, policy, standards, architecture and processes. The SDCIS reports directly to our Executive Vice President and Chief Technology and Digital Officer (the “CTDO”). For information regarding the relevant expertise and qualifications of our CTDO, see "Information About Our Executive Officers" included in Part I of this report. The cyber risk management program is based on a leading cyber risk controls framework and includes periodic maturity and risk assessments.

     Our Board of Directors has established oversight mechanisms to manage risks from cybersecurity threats. The Audit Committee has responsibility for overseeing our cyber and information security program, which institutes and maintains controls for our systems, applications, and databases and for our third-party providers. The Audit Committee receives quarterly updates on the status of the cyber risk management program from the CTDO which include, among other things, a review of a dynamic and emerging cyber threat landscape, security events of note, updates on cyber risks and threats and the status of projects to strengthen and mature our cyber and information security program. Additionally, the SDCIS chairs the Cybersecurity Risk Committee, which seeks to drive awareness, ownership and alignment across broad governance and risk stakeholder groups for enhanced effectiveness of cybersecurity risk management and reporting. Members of senior management also discuss cybersecurity developments with the CTDO and SDCIS between meetings. Top identified cyber risks, metrics and measures of the effectiveness of the cyber risk management program are reviewed quarterly at the Cybersecurity Risk Committee and Company Risk Management Committee. Our Board also receives periodic updates from the CTDO and the SDCIS relating to cyber and information security risks.
We annually engage third parties (as well as our own internal audit department) to audit our cyber and information security programs, processes and controls, and the findings of these parties are reported to the Audit Committee and the full Board. These audits also include annual penetration testing and web application assessments by third parties to test control effectiveness against threat actor attack techniques.
Our processes also address cybersecurity risks associated with our use of third-party service providers. We oversee third-party service providers by conducting vendor diligence upon onboarding and ongoing monitoring. Vendors are assessed for risk based on the nature of their service, access to data and systems and supply chain risk and, based on that assessment, we conduct diligence that may include completing security questionnaires, onsite evaluation, penetration test and policy reviews, and scans or other technical evaluations. We also partner and actively engage with key vendors and industry participants to share intelligence, best practices and benchmarking data with other member organizations of the Retail and Hospitality Information Sharing and Analysis Center, which aims to help its members improve their security posture and resilience against cyber-attacks.

We maintain a Cyber and Data Security Incident Response Plan to more effectively respond to cyber and information security events. Periodically, we conduct a cybersecurity incident response tabletop exercise to test response actions of the Security Incident Response Team, to facilitate group discussions regarding the effectiveness of our cybersecurity incident response strategies and tactics and to update the plan with any lessons learned from the exercise.
Our Security Awareness Program includes training that reinforces cybersecurity risk management policies, standards and practices, as well as the expectation that employees comply with these policies. The Security Awareness Program also trains personnel on how to identify potential cybersecurity risks and protect our resources and information. This training is mandatory for all relevant employees globally on a periodic basis, and it is supplemented by firmwide testing initiatives, including quarterly phishing tests. We provide specialized security training for certain employees such as application developers, human resources and finance teams. Finally, our Global Privacy Program requires all relevant employees to take periodic awareness training on data privacy. This privacy-focused training includes information about the relevant laws, confidentiality and security, as well as how to effectively report and respond to unauthorized access to or use of personal information.
As of the date of this report, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations or financial condition. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. For more information about the cybersecurity risks we face, see the risk factor in Item 1A entitled "We rely on complex information systems for management of our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected."

ITEM 2.          PROPERTIES
Our material facilities are located worldwide as shown in the table below.

Location	Type	Facility Size(1)	Leased/Owned
Fairhaven, Massachusetts	Headquarters and golf ball R&D	222,720	Owned
Golf Balls
North Dartmouth, Massachusetts	Golf ball manufacturing	179,602	Owned
New Bedford, Massachusetts	Golf ball manufacturing	244,091	Owned
Amphur Pluakdaeng Rayong, Thailand	Golf ball manufacturing	230,003	Owned
New Bedford, Massachusetts	Golf ball customization and distribution center	438,007	Owned
Fairhaven, Massachusetts	Golf ball packaging	49,580	Owned
New Bedford, Massachusetts	Golf ball advanced engineering and ball cavity manufacturing	34,000	Leased
Sugarland, Texas	Golf ball recycling and distribution center	87,214	Leased
Golf Clubs, Wedges and Putters
Carlsbad, California	Golf club assembly	165,485	Leased
Carlsbad, California	Tour testing and golf club R&D	50,000	Leased
Oceanside, California	Digital media studio	10,433	Leased
San Marcos, California	Putter research	19,200	Leased
Encinitas, California	Putter fitting and sales	3,754	Leased
Tokyo, Japan	Golf club assembly	45,274	Leased
FootJoy
Fuzhou, Fujian, China (40% owned joint venture)	Golf shoe manufacturing and distribution center	525,031	Building Owned/Land Leased
Brockton, Massachusetts	Golf shoe R&D	146,000	Leased
Sriracha Chonburi, Thailand	Golf glove manufacturing	112,847	Building Owned/Land Leased
Sales Offices and Distribution Centers (used by multiple reportable segments)
Fairhaven, Massachusetts	East Coast customization and distribution center	185,370	Owned
Vista, California	West Coast distribution center and golf bag embroidery	102,319	Leased
Lakeville, Massachusetts	East Coast customization and distribution center	555,695	Leased
Cambridgeshire, United Kingdom	Sales office and distribution center, as well as golf club assembly and golf ball customization	156,326	Owned
Helmond, The Netherlands	Sales office and distribution center	69,965	Leased
Victoria, Australia	Sales office and distribution center, as well as golf club assembly	37,027	Leased
Ontario, Canada	Sales office and distribution center	102,057	Leased
Randburg, South Africa	Sales office and distribution center, as well as golf club assembly	25,060	Leased
Yongin-shi, Korea	Distribution center, golf ball customization and golf club assembly	174,982	Leased
Product Testing and Fitting Centers (Golf Balls and Golf Clubs)
Acushnet, Massachusetts	East Coast product testing and fitting for golf balls and golf clubs	22 acres total, including 7,662 square foot building	Owned
Oceanside, California	West Coast product testing and fitting for golf balls and golf clubs (Titleist Performance Institute)	30 acres total, including 20,539 square foot building	Owned

(1)Facility size represents square footage of the building, unless otherwise noted.
We have additional sales offices and facilities in Colorado, Hawaii, Utah, New Zealand, Malaysia, Singapore, Hong Kong, Taiwan, Japan, Korea, Thailand, Scotland, Sweden, France, Germany and Switzerland. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

ITEM 3.            LEGAL PROCEEDINGS
We are party to lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.
ITEM 4.           MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers
Set forth below is information concerning the Company’s executive officers as of February 29, 2024.

Name	Age	Position
David Maher	56	President and Chief Executive Officer
Sean Sullivan	56	Executive Vice President and Chief Financial Officer
Mary Lou Bohn	63	President, Titleist Golf Balls
Steven Pelisek	63	President, Titleist Golf Clubs
John (Jay) Duke, Jr.	55	President, Titleist Golf Gear
Christopher Lindner	55	President, FootJoy
Roland Giroux	63	Executive Vice President, Chief Legal Officer and Corporate Secretary
Brendan Reidy	46	Executive Vice President, Chief People Officer
Roger Czuchra	54	Executive Vice President, Chief Technology and Digital Officer
Nicholas Mohamed	48	Vice President, Corporate Controller and Principal Accounting Officer
David Maher, 56, joined the Company in 1991 and was appointed President and Chief Executive Officer in January 2018. From 2001 through 2017, Mr. Maher held a variety of roles at the Company’s Fairhaven, Massachusetts headquarters, including Vice President, Titleist U.S. Sales; Senior Vice President, Titleist Worldwide Sales and Global Operations; and Chief Operating Officer. Prior to that, Mr. Maher spent several years in Northern California as a Titleist Sales Representative and Northwest Regional Sales Manager, and previously gained valuable experience in the Company’s professional development program, working at the Company’s golf ball operations in Massachusetts, the FootJoy factory in Brockton, Massachusetts and in the Company’s Southern California golf club operations. Mr. Maher holds a B.S. in Finance from Babson College.
Sean Sullivan, 56, joined the Company and was appointed Executive Vice President and Chief Financial Officer in June 2023. Prior to joining the Company, Mr. Sullivan served as the Executive Vice President and Chief Financial Officer of SiriusXM Holdings, Inc., a position he held since October 2020. Prior to joining SiriusXM Holdings, Inc., Mr. Sullivan served as Executive Vice President and Chief Financial Officer of AMC Networks, Inc. from 2011 to September 2020, Chief Corporate Officer of RMH from 2010 to 2011, Chief Financial Officer of HiT Entertainment from 2009 to 2010 and Chief Financial Officer and President of Commercial Print and Packaging division of Cenveo, Inc. from 2005 to 2008. From October 2016 to June 2023, Mr. Sullivan served on the Company's Board of Directors. Mr. Sullivan holds an M.B.A. from Columbia Business School and a B.B.A. in Accounting from the University of Notre Dame.
Mary Lou Bohn, 63, joined the Company in 1987 and was appointed President, Titleist Golf Balls in 2016. Prior to that, Ms. Bohn held positions at the Company of Executive Vice President, Titleist Golf Balls and Communications; Vice President Golf Ball Marketing and Titleist Communications; Vice President, Advertising & Communications; and Director, Titleist Advertising. Ms. Bohn holds a B.S. in Business Administration from the University of New Hampshire.
Steven Pelisek, 63, joined the Company in 1993 and was appointed President, Titleist Golf Clubs in 2016. Prior to that, Mr. Pelisek held positions at the Company of General Manager, Titleist Golf Clubs and Vice President, Club Sales for both the Titleist and Cobra golf club brands. In addition, Mr. Pelisek has held both Marketing and Field Sales positions with the Company and with Lynx Golf. Mr. Pelisek holds a B.S. in Engineering and an M.S. in Civil Engineering, both from the University of Maryland.
John (Jay) Duke, Jr., 55, joined the Company and was appointed President, Titleist Golf Gear in 2014. Prior to joining the Company, Mr. Duke was Vice President and Global Franchise Leader for Hasbro - Transformers Global Brand from 2012-2014, President of Karhu Holdings BV from 2008-2012, and held senior general management and strategy positions with

Converse Inc. (a subsidiary of Nike, Inc.). Mr. Duke also spent time earlier in his career working for Morgan Stanley’s Investment Banking Division and in general management positions with Reebok International Ltd. Mr. Duke holds a B.A. in Economics and History from Boston College and an M.B.A. from Duke University.
Christopher Lindner, 55, joined the Company and was appointed President, FootJoy in 2016. Prior to joining the Company, Mr. Lindner held positions at Wolverine Worldwide Inc. from 2010 to 2016, including as President of Keds, and Chief Marketing Officer and Senior Vice President of North America Sales for Saucony. Prior to 2010, Mr. Lindner held various positions with Nike, Inc., including as Vice President of Global Marketing for Converse and Vice President of Global Marketing for Bauer Hockey, and leadership positions with Electronic Arts. Mr. Lindner graduated from the University of St. Thomas with a B.A. in Business Administration – Management.
Roland Giroux, 63, joined the Company in 2000 and was appointed Executive Vice President, Chief Legal Officer and Corporate Secretary in July 2021. Prior to that, Mr. Giroux held a number of positions with the Company, most recently as Vice President and Associate General Counsel beginning in 2017. Prior to joining the Company, Mr. Giroux was Counsel for Fortune Brands, Inc. and worked at Chadbourne and Parke LLP in the Corporate and Project Finance practice groups. Mr. Giroux holds a B.S. in Chemical Engineering from Rensselaer Polytechnic Institute, an M.B.A. from Long Island University and a J.D. from Pace University.
Brendan Reidy, 46, joined the Company in January 2019 and was appointed Executive Vice President, Chief People Officer in February 2021. Prior to that, Mr. Reidy was the Company’s Senior Vice President, Chief Human Resources Officer from January 2019 to February 2021. Prior to joining the Company, he was Vice President Human Resources - Organizational Effectiveness at Biogen, Inc. from January 2015 to April 2018, where he had responsibility for talent management, global learning, culture initiatives and people analytics, and also led HR for the global R&D organization and Global Commercial Operations. Prior to Biogen, Mr. Reidy worked at The Proctor & Gamble Company and Gillette and held a number of positions in HR including as Country HR Manager for Costa Rica and as a leader of key integration projects for the integration of The Proctor & Gamble Company and Gillette. Mr. Reidy holds a B.A. in English from Stonehill College.
Roger Czuchra, 54, joined the Company in November 2022 and was appointed Executive Vice President, Chief Technology and Digital Officer. Prior to joining the Company, Mr. Czuchra was the Chief Information Officer at Centric Brands from May 2019 to November 2022 and Chief Information Officer, North & Central America at Legrand from July 2015 to May 2019, where he was responsible for developing a global technology foundation and creating a digital-first strategy. Mr. Czuchra has extensive experience with business analytics and transforming the way diverse, global organizations leverage technology for long-term success. Prior to Legrand, he worked at Stanley Black & Decker. Mr. Czuchra holds a B.S. in Business Management from Albertus Magnus College and a Master of Science in Organizational Leadership from Quinnipiac University School of Business.
Nicholas Mohamed, 48, joined the Company in April 2023 and was appointed Vice President, Controller and Principal Accounting Officer in June 2023. Prior to joining the Company, Mr. Mohamed served as the Global Controller of Converse, Inc. from February 2021 to April 2023. From 2016 through February 2021, Mr. Mohamed was Converse, Inc.'s Global Accounting Director. Prior to that, Mr. Mohamed served as Senior Finance Executive of Media General, Inc. in 2015, as Vice President, Controller of LIN Media LLC from 2009 to 2014 and as Director, Finance Mergers and Acquisitions at Sensata Technologies, Inc. from 2007 to 2008. Mr. Mohamed holds a B.S. in Accounting from Georgetown University.

PART II
ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the New York Stock Exchange (the “NYSE”) under the symbol “GOLF” since October 28, 2016.
On February 23, 2024, the last reported sales price of our common stock on the NYSE was $69.46 per share and there were ten record holders of our common stock.
Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Durables & Apparel Index for the period commencing December 31, 2018 through December 31, 2023. Index data was furnished by FactSet. The graph assumes that $100 was invested on December 31, 2018 in each of our common stock, the S&P 500 Index, and the S&P 500 Consumer Durables & Apparel Index and that all dividends were reinvested.

Comparison of Cumulative Total Returns

	31-Dec-18	31-Dec-19	31-Dec-20	31-Dec-21	31-Dec-22	31-Dec-23
Acushnet Holdings Corp.	$100.00	$157.83	$200.73	$266.35	$216.51	$326.94
S&P 500	$100.00	$132.62	$157.02	$202.09	$165.49	$209.00
S&P 500 Consumer Durables & Apparel	$100.00	$135.42	$162.76	$199.15	$140.69	$166.87
Recent Sales of Unregistered Securities
None.
Dividend Policy
We paid a total of $52.5 million, $52.2 million and $49.2 million in dividends on our common stock during the years ended December 31, 2023, 2022 and 2021, respectively. We expect to pay future quarterly cash dividends on our common stock, subject to the discretion of our Board of Directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our Board of Directors may deem relevant. Our dividend policy may be changed or terminated in the future at any time without advance notice. For a description of the restrictions on our ability to pay dividends under our debt agreements, see  “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements – Note 11 – Debt and Financing Arrangements.”

Issuer Purchases of Equity Securities
On June 7, 2018, our Board of Directors authorized us to repurchase up to an aggregate of $20.0 million of our issued and outstanding common stock from time to time. On February 14, 2019, our Board of Directors authorized us to repurchase up to an additional $30.0 million of our issued and outstanding common stock. On February 11, 2020, our Board of Directors authorized us to repurchase up to an additional $50.0 million of our issued and outstanding common stock. On October 20, 2021, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our issued and outstanding common stock. On April 28, 2022, our Board of Directors authorized us to repurchase up to an additional $150.0 million of our issued and outstanding common stock. On July 26, 2022, our Board of Directors authorized us to repurchase up to an additional $100.0 million of our issued and outstanding common stock. On February 9, 2023, the Board of Directors authorized us to repurchase up to an additional $250.0 million of our issued and outstanding common stock, bringing the total authorization up to $700.0 million. The repurchase program will remain in effect until completed or until terminated by the Board of Directors.
The following table provides information relating to the Company’s purchase of common stock for the fourth quarter of 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2) (in thousands)
October 1, 2023 - October 31, 2023	393,594	$52.45	393,594	$181,742
November 1, 2023 - November 30, 2023 (1)	1,889,994	54.83	1,889,994	78,107
December 1, 2023 - December 31, 2023	52,000	60.19	52,000	74,977
Total	2,335,588	$54.55	2,335,588
_____________________________________________________________________________
(1)    In connection with our share repurchase program, we have entered into certain share repurchase agreements with Magnus Holdings Co., Ltd. ("Magnus"), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market at the same weighted average per share price. In relation to certain of these agreements, we purchased 1,824,994 shares of our common stock from Magnus for an aggregate of $100.0 million on November 3, 2023, in satisfaction of our obligations under our share repurchase agreements with Magnus. See “Notes to Consolidated Financial Statements-Note 16-Common Stock,” Item 8 of Part II, included elsewhere in this report, for a description of our Magnus share repurchase agreements.
(2)     On February 15, 2024, the Board of Directors authorized us to repurchase up to an additional $300.0 million of our issued and outstanding common stock, bringing the total authorization up to $1.0 billion since the share repurchase program was established in 2018.

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
Overview
We are the global leader in the design, development, manufacture and distribution of performance-driven golf products, and these products are widely recognized for their quality excellence. Today, we are the steward of two of the most revered brands in golf—Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wearable brands.
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
We believe our differentiated focus on performance and quality excellence, enduring connections with dedicated golfers, and favorable and market-differentiating mix of consumable and durable products have been the key drivers of our financial performance.
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
We have four reportable segments. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear. Segment operating income includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes certain other costs, such as interest expense, net; restructuring costs; the non-service cost component of net periodic benefit cost; transaction fees; as well as other non-operating gains and losses that are not allocated to the reportable segments.
Key Factors Affecting Our Results of Operations
Rounds of Play
We generate substantially all of our sales from the sale of golf-related products, including golf balls, golf clubs, golf shoes, golf gloves, golf gear and golf apparel. The demand for golf-related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. While rounds of play had been relatively stable for years, the game experienced an approximate 8% global increase in rounds in both 2020 and 2021 as dedicated golfers took full advantage of favorable weather, hybrid work schedules and an increase in discretionary time due to the circumstances attendant to the COVID-19 pandemic. Golf remained in high demand in 2022 and 2023, with the number of rounds played in the U.S. approximately 16% and 20% higher, respectively, than the number of rounds played in 2019. We anticipate that rounds of golf played will remain resilient in 2024, driven by golfer demographics, dedicated golfers, increased participation and economic conditions.
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
Demographic Factors
Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 years and above, primarily “gen‑xers,” “baby boomers” and, increasingly, "millennials" who have the time and money to engage in the sport. Since a significant number of baby boomers have yet to retire, we anticipate growth in spending from this demographic, as it has been demonstrated that rounds of play increase significantly as those in this cohort reach retirement. Further, we also believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen‑x and baby boomer generation, promising developments in golf include the generational shift with millennial golfers making their marks at both professional and amateur levels and the increase in the number of juniors (ages 6-17) who play golf in recent years.
Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among older "millennials" and the current gen‑x and baby boomer generations. In such case, sales of our products could be negatively impacted.
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
•Vokey Design wedges in the first quarter of even‑numbered years, with the majority of sales generated by such new products occurring in the spring and summer of such even‑numbered years; and
•Scotty Cameron putters in the first quarter, with Super Select models launched in odd-numbered years and Phantom X models launched in even-numbered years, with the majority of sales generated by such new products occurring in the spring and summer of the year in which they are launched.
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
Foreign Currency
Net sales generated in regions outside of the United States represented nearly half of our net sales in each of the three years ended December 31, 2023. Substantially all of these net sales were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by subsidiaries in these regions are made in U.S. dollars. For each of the three years ended December 31, 2023, approximately 85% of our cost of goods sold incurred by our subsidiaries in regions outside of the United States were denominated in U.S. dollars. Because these subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of these subsidiaries.
In an effort to protect against adverse fluctuations in foreign exchange rates and minimize foreign currency transaction risk, we take an active approach to currency hedging, which includes among other things, entering into various foreign exchange forward contracts, with the primary goal of providing earnings and cash flow stability. As a result of our active approach to currency hedging, we are able to take a longer term view and more flexible approach towards pricing our products and making cost‑related decisions. In taking this active approach, we coordinate with the management teams of our key subsidiaries on an ongoing basis to share our views on anticipated currency movements and make decisions on securing foreign currency exchange contract positions that are incorporated into our business planning and forecasting processes. Because our hedging activities are designed to reduce volatility, they reduce not only the negative impact of a stronger U.S. dollar but could also reduce the positive impact of a weaker U.S. dollar.
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated subsidiaries from their local currency into U.S. dollars. In each of the three years ended December 31, 2023, nearly one-half of our net sales and one-third of our total operating expenses (which amounts represent substantially all of the operating expenses incurred by our subsidiaries in regions outside of the United States) were denominated in foreign currencies. Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
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
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go to market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, net, income tax expense (benefit), depreciation and amortization and other items defined in our agreement, including: share-based compensation expense; restructuring and transformation costs; certain transaction fees; extraordinary, unusual or non-recurring losses or charges; indemnification expense (income); certain pension settlement costs; certain other non-cash (gains) losses, net and the net income (loss) relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items, or affected by similar non‑recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Year ended December 31,
(in thousands)	2023	2022	2021
Net sales	$2,381,995	$2,270,336	$2,147,930
Cost of goods sold	1,129,484	1,091,103	1,029,493
Gross profit	1,252,511	1,179,233	1,118,437
Operating expenses:
Selling, general and administrative	888,145	833,422	795,422
Research and development	64,839	56,393	55,335
Intangible amortization	14,222	7,885	7,868
Income from operations	285,305	281,533	259,812
Interest expense, net	41,288	13,269	7,709
Other expense, net	2,417	8,829	4,280
Income before income taxes	241,600	259,435	247,823
Income tax expense	42,993	54,351	63,583
Net income	198,607	205,084	184,240
Less: Net income attributable to noncontrolling interests	(178)	(5,806)	(5,367)
Net income attributable to Acushnet Holdings Corp.	$198,429	$199,278	$178,873
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$198,429	$199,278	$178,873
Interest expense, net	41,288	13,269	7,709
Income tax expense	42,993	54,351	63,583
Depreciation and amortization	51,356	41,706	41,243
Share-based compensation	29,709	24,083	27,639
Other extraordinary, unusual or non-recurring items, net (1)(2)	12,185	(85)	3,923
Net income attributable to noncontrolling interests	178	5,806	5,367
Adjusted EBITDA	$376,138	$338,408	$328,337
Adjusted EBITDA margin	15.8%	14.9%	15.3%
___________________________________
(1)    The year ended December 31, 2023 includes costs associated with the optimization of our distribution and custom fulfillment capabilities.
(2) The year ended December 31, 2021 includes pension settlement costs of $2.1 million related to lump-sum distributions to participants in our defined benefit plans as a result of the voluntary retirement program as part of management’s approved restructuring program, as well as $2.4 million of severance and other costs associated with management's program to refine our business model and improve operational efficiencies.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
Titleist golf balls	$761.7	$678.8	$82.9	12.2%	$91.3	13.5%
Titleist golf clubs	658.6	609.6	49.0	8.0%	58.2	9.5%
Titleist golf gear	216.2	204.9	11.3	5.5%	14.3	7.0%
FootJoy golf wear	596.4	618.0	(21.6)	(3.5)%	(12.7)	(2.1)%
Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
United States	$1,350.0	$1,227.8	$122.2	10.0%	$122.2	10.0%
EMEA(1)	314.7	321.5	(6.8)	(2.1)%	(4.6)	(1.4)%
Japan	149.4	161.0	(11.6)	(7.2)%	0.2	0.1%
Korea	301.8	312.7	(10.9)	(3.5)%	(5.2)	(1.7)%
Rest of World	266.1	247.3	18.8	7.6%	29.0	11.7%
Total net sales	$2,382.0	$2,270.3	$111.7	4.9%	$141.6	6.2%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change
Titleist golf balls	$144.3	$112.7	$31.6	28.0%
Titleist golf clubs	106.5	100.9	5.6	5.6%
Titleist golf gear	21.2	11.7	9.5	81.2%
FootJoy golf wear	16.1	37.0	(20.9)	(56.5)%

Net Sales
For the year ended December 31, 2023, net sales increased 4.9%, or 6.2% on a constant currency basis, compared to the year ended December 31, 2022. This increase was driven primarily by higher sales volumes in Titleist golf balls, Titleist golf clubs and Titleist golf gear. This increase was partially offset by a sales volume decline in FootJoy golf wear, primarily in footwear. A decline in sales volume of products that are not allocated to one of our four reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was primarily as a result of increases of $62.0 million in Titleist golf balls, $41.0 million in Titleist golf clubs, $7.7 million in FootJoy golf wear and $7.3 million in Titleist golf gear. The increase in Titleist golf balls was primarily driven by higher sales volumes and higher average selling prices of our latest generation Pro V1 and Pro V1x golf balls. The increase in Titleist golf clubs was primarily driven by higher sales volumes and higher average selling prices associated with the launches of our T-Series irons and Scotty Cameron Super Select putters, as well as higher sales volumes associated with the launch of our TSR hybrids, partially offset by lower sales volumes of second model year SM9 wedges. The increase in FootJoy golf wear was primarily driven by higher sales volumes of apparel and higher average selling prices of apparel and footwear, largely offset by lower sales volumes of footwear. The increase in Titleist golf gear was primarily driven by higher sales volumes of golf bags and higher average selling prices in travel.
Net sales in regions outside of the United States decreased 1.0%, or increased 1.9% on a constant currency basis. Net sales increased in Rest of World, partially offset by decreases in Korea and EMEA, on a constant currency basis. The increase in Rest of World was due to net sales increases across all reportable segments, primarily in Titleist golf balls and Titleist golf clubs. In Korea, the decrease was due to lower sales volumes of products that are not allocated to one of our four reportable segments and lower sales volumes in FootJoy golf wear, partially offset by net sales increases in all other reportable segments. In EMEA, the decrease was due to lower sales volumes in FootJoy golf wear and lower sales volumes of products that are not allocated to one of our four reportable segments, partially offset by increases in all other reportable segments. In Japan, net sales were flat with increases in Titleist golf balls and Titleist golf gear offset by net sales decreases in Titleist golf clubs and FootJoy golf wear.
Gross Profit
Gross profit increased $73.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Gross margin increased to 52.6% for the year ended December 31, 2023 compared to 51.9% for the year ended December 31, 2022. The increase in gross profit primarily resulted from increases in Titleist golf balls of $52.7 million, Titleist golf clubs of $37.8 million, and Titleist golf gear of $13.8 million, partially offset by a decrease in FootJoy golf wear of $20.3 million. This increase in gross profit was primarily due to the higher sales volumes and higher average selling prices discussed above, lower inbound freight costs across all reportable segments and lower royalty expense in Titleist golf clubs. These increases were partially offset by the decline in FootJoy golf wear sales volumes discussed above. The remaining change in gross profit was due to lower sales volumes of products not allocated to one of our four reportable segments. The increase in gross margin was primarily due to the lower inbound freight costs.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $54.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase of $19.6 million in advertising and promotional expenses, an increase of $20.0 million in selling expense, $10.4 million of costs related to the optimization of our distribution and custom fulfillment capabilities, as well as an increase of $4.1 million in administrative expense and includes the favorable impact of changes in foreign currency exchange rates. The increase in advertising and promotional expenses was primarily related to new product launches and professional tour expenses. The increase in selling expense was primarily due to the higher sales volumes as discussed previously and higher employee-related expenses, partially offset by lower retail commission expense in Korea. The increase in administrative expense was due to increased employee-related expenses partially offset by lower information technology-related expenses. SG&A also includes a decrease of $7.9 million in foreign currency transaction losses, offset in part by a decrease in gains on foreign exchange forward contracts of $3.4 million.
Research and Development
R&D expenses increased $8.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of increases to support new product introductions and employee-related expenses.

Intangible Amortization
Intangible amortization expense increased $6.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of the acquisition of trademarks related to our Titleist golf club and Titleist golf gear businesses in the fourth quarter of 2022 and the first quarter of 2023, respectively.
Interest Expense, net
Interest expense, net increased $28.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase in borrowings, as well as an increase in interest rates for the year ended December 31, 2023.
Other Expense, net
Other expense, net decreased $6.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a decrease in the non-service cost component of net periodic benefit cost, as well as changes in the fair value of Rabbi trust assets.
Income Tax Expense
Income tax expense decreased $11.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Our effective tax rate ("ETR") was 17.8% for the year ended December 31, 2023 compared to 20.9% for the year ended December 31, 2022. The decrease in ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 12.2%, or 13.5% on a constant currency basis, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by higher sales volumes and higher average selling prices of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of 2023.
Operating income in our Titleist golf balls segment increased $31.6 million, or 28.0%, compared to the prior year period. The increase in operating income resulted from higher gross profit of $52.7 million, partially offset by higher operating expenses of $20.8 million. The increase in gross profit was primarily driven by higher sales volumes and higher average selling prices as discussed above and lower inbound freight costs. Operating expenses increased primarily as a result of increases of $9.3 million, $8.0 million and $3.6 million in selling, advertising and promotional, and research and development expenses, respectively.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 8.0%, or 9.5% on a constant currency basis, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in net sales was largely due to higher sales volumes and higher average selling prices of our T-Series irons launched in the third quarter of 2023 and Scotty Cameron Super Select putters launched in the first quarter of 2023, as well as higher sales volumes of our TSR hybrids launched in the first quarter of 2023, partially offset by lower sales volumes of second model year SM9 wedges.
Operating income in our Titleist golf clubs segment increased $5.6 million, or 5.6%, compared to the prior year period. The increase in operating income resulted from higher gross profit of $37.8 million, partially offset by higher operating expenses of $28.5 million and intangible amortization expense of $3.6 million. The increase in gross profit was primarily due to higher average selling prices, higher sales volumes, lower royalty expense and lower inbound freight costs. Operating expenses increased primarily as a result of increases of $12.7 million, $8.8 million and $4.7 million in selling, advertising and promotional, and research and development expenses, respectively. Intangible amortization expense increased due to the acquisition of trademarks in the fourth quarter of 2022.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 5.5%, or 7.0% on a constant currency basis, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by higher sales volumes across all product categories, except gloves, and higher average selling prices across all product categories.
Operating income in our Titleist golf gear segment increased $9.5 million, or 81.2%, compared to the prior year period. The increase in operating income resulted from higher gross profit of $13.8 million, partially offset by higher operating expenses of $1.9 million and higher intangible amortization expense of $2.3 million. Gross profit increased primarily due to lower inbound freight costs, higher sales volumes and higher average selling prices. Operating expenses increased primarily due to an increase of $2.1 million in selling expense. Intangible amortization expense increased due to the acquisition of trademarks in the first quarter of 2023.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 3.5%, or 2.1% on a constant currency basis, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a sales volume decrease in footwear partially offset by sales volume increase in apparel.
Operating income in our FootJoy golf wear segment decreased $20.9 million, or 56.5% compared to the prior year period. The decrease in operating income resulted from lower gross profit of $20.3 million. Gross profit decreased primarily as a result of the sales volume decrease and unfavorable manufacturing absorption and increased promotional activity in footwear, partially offset by increased sales volumes in apparel and lower inbound freight costs. Operating expenses were largely flat as increased advertising and promotional expenses were offset by lower selling expenses.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
A detailed review of our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Annual Report for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023, and is incorporated herein by reference.
Liquidity and Capital Resources
Our primary cash needs relate to working capital, capital expenditures, servicing our debt, paying dividends, repurchasing shares of our common stock and pension contributions. Additionally, from time to time, we may make strategic acquisitions and investments to complement our products, technologies or businesses, which could impact our liquidity needs. We expect to rely on cash flows from operations and borrowings under our revolving credit facility and local credit facilities as our primary sources of liquidity.
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
As of December 31, 2023, we had $63.7 million of unrestricted cash and cash equivalents (including $11.8 million attributable to our FootJoy golf shoe variable interest entity). As of December 31, 2023, 97.3% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States, including our FootJoy golf shoe variable interest entity. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
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

Debt and Financing Arrangements
As of December 31, 2023, we had $616.7 million of availability under our multi-currency revolving credit facility after giving effect to $8.1 million of outstanding letters of credit. Additionally, we had $35.6 million available under certain local credit facilities of our subsidiaries.
Pursuant to an indenture dated October 3, 2023 (the "Indenture"), Acushnet Company (the "Issuer"), a wholly owned subsidiary of the Company, completed the issuance and sale of $350.0 million in gross proceeds of the Issuer's 7.375% senior unsecured notes due 2028 (the “Notes”). The proceeds from the Notes offering were used to repay $345.6 million of the outstanding borrowings under the Company's multi-currency revolving credit facility, as well as to pay fees and expenses related to the Notes offering.
Our credit agreements contain customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. Our credit agreements also include customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2023, we were in compliance with all covenants under our credit agreements.
The Indenture contains customary affirmative and restrictive covenants. The Indenture also includes customary events of default, the occurrence of which could result in each holder of the Notes having the right to require the Issuer to purchase all or a portion of such holder's Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest. As of December 31, 2023, we were in compliance with all covenants under the Indenture.
See "Notes to Consolidated Financial Statements- Note 11- Debt and Financing Arrangements," Item 8 of Part II included elsewhere in this report, for a description of our debt and financing arrangements. Additionally, see "Risk Factors - Risks Related to Our Indebtedness", Item 1A of Part I included elsewhere in this report, for further discussion surrounding the risks and uncertainties related to our debt and financing arrangements.
Dividends and Share Repurchase Program
During the year ended December 31, 2023, we paid dividends on our common stock of $52.5 million to our shareholders. During the first quarter of 2024, our Board of Directors declared a dividend of $0.215 per share of common stock to shareholders of record as of March 8, 2024, which is payable on March 22, 2024.
As of December 31, 2023, our Board of Directors had authorized us to repurchase up to an aggregate of $700.0 million of our issued and outstanding common stock.
On June 9, 2023, we entered into a new agreement with Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market, over the period of time from June 12, 2023 through October 27, 2023, up to an aggregate of $100.0 million at the same weighted average per share price (the "2023 Agreement").
During 2023, we repurchased 6,486,405 shares of common stock at an average price of $51.25 for an aggregate of $332.4 million. Included in this amount were 3,993,522 shares of common stock repurchased from Magnus for an aggregate of $200.0 million, in satisfaction of our obligations pursuant to the 2023 Agreement, as well as our previously disclosed Magnus share repurchase agreement.
As of December 31, 2023, we had $75.0 million remaining under the current share repurchase authorization. On February 15, 2024, our Board of Directors authorized us to repurchase up to an additional $300.0 million of our issued and outstanding common stock, bringing the total authorization up to $1.0 billion since the share repurchase program was established in 2018.
See “Notes to Consolidated Financial Statements-Note 16-Common Stock,” Item 8 of Part II, included elsewhere in this report, for a description of our share repurchase program and Magnus share repurchase agreements.
Other Business Developments
In January 2023, we acquired certain trademarks from West Coast Trends, Inc., an industry leader specializing in Club Glove premium performance golf travel products, for $25.2 million. See “Notes to Consolidated Financial Statements-Note 9-Goodwill and Intangible Assets,” Item 8 of Part II, included elsewhere in this report, for additional information.

Capital Expenditures
We made $75.4 million of capital expenditures during the year ended December 31, 2023. Capital expenditures in 2024 are expected to be approximately $85.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go to market activities and continued investments in information technology and facilities to support our global strategic initiatives.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash flows from:
Operating activities	$371,827	$(67,787)	$314,122
Investing activities	(101,486)	(140,222)	(37,597)
Financing activities	(264,725)	(8,584)	(140,326)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	915	(6,180)	(5,974)
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,531	$(222,773)	$130,225
Cash Flows from Operating Activities
The increase in cash provided by operating activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily related to changes in working capital, largely driven by inventory. These inventory changes were driven by improvements in our supply chain and overall year-end inventory position. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The decrease in cash used in investing activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by cash paid during the year ended December 31, 2022 for the acquisitions of trademarks related to our putter business, as well as cash paid for business acquisitions during the same period. This was offset in part by cash paid for the acquisition of trademarks related to our gear business during the year ended December 31, 2023 and an increase in capital expenditures for the same period, driven by investments in our manufacturing capacity, as well as investments in our office, fitting and testing facilities.
Cash Flows from Financing Activities
The increase in cash used in financing activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily driven by an increase in purchases of common stock, as well as a decrease in net proceeds from borrowings.
Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
A review of our cash flow activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Annual Report for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023, and is incorporated herein by reference.
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
Off‑Balance Sheet Arrangements
As of December 31, 2023, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We perform our annual impairment test of goodwill during the fourth quarter of our fiscal year. There were no impairment losses recorded for the years ended December 31, 2023, 2022 and 2021.
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
Our projected benefit obligations related to our pension and other postretirement benefit plans are valued using a weighted‑average discount rates of 4.93% and 4.92%, respectively, for the year ended December 31, 2023. Decreasing the discount rates by 100 basis points would have increased the projected benefit obligations of our pension and other postretirement benefit plan by approximately $32.6 million and $1.0 million, respectively, for the year ended December 31, 2023.

    Our net periodic benefit cost related to our pension and other postretirement benefit plans is calculated using a weighted average discount rate of 5.16% and 5.10%, respectively, for the year ended December 31, 2023. Decreasing the discount rate by 100 basis points would increase net periodic pension cost by less than $0.1 million and increase other postretirement benefit cost by approximately $0.3 million for the year ended December 31, 2023. Additionally, our net periodic benefit cost related to our pension plans is calculated using an expected return on plan assets of 3.91% for the year ended December 31, 2023. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $2.0 million for the year ended December 31, 2023.
Income Taxes
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including historical experience and short-range and long-range business forecasts. As of December 31, 2023, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax assets will not be recognized. As of December 31, 2023 and 2022, the cumulative valuation allowance against deferred tax assets was $34.0 million and $34.1 million, respectively.
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
From time to time we enter into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of December 31, 2023, the notional value of our outstanding interest rate swap contracts was $100.0 million. As of December 31, 2022, there were no interest rate swap contracts outstanding. See "Notes to Consolidated Financial Statement – Note 12 - Derivative Financial Instruments," Item 8 of Part II, included elsewhere in this report, for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
As of December 31, 2023, we had $255.6 million of outstanding indebtedness at variable interest rates after giving effect to $100.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2023 would have resulted in an increase of $2.6 million in our annual pre-tax interest expense.
As of December 31, 2022, we had $566.6 million of outstanding indebtedness at variable interest rates. The same sensitivity analysis for movement in variable interest rates as of December 31, 2022, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2022 would have resulted in an increase of $5.7 million in our annual pre‑tax interest expense.
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

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2023 was $209.6 million, representing a net settlement asset of $2.4 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of December 31, 2023, while not predictive in nature, indicated that the net settlement asset of $2.4 million would decrease by $15.2 million resulting in a net settlement liability of $12.8 million if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2022 was $246.4 million, representing a net settlement asset of $3.6 million. The same sensitivity analysis for changes in the fair value of our foreign exchange forward contracts as of December 31, 2022, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $3.6 million would decrease by $17.9 million resulting in a net settlement liability of $14.3 million.
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
Commodity Risk
We are exposed to commodity price and availability risks with respect to certain materials and components used by us, our suppliers and our manufacturers, including polybutadiene, urethane and ionomers for the manufacturing of our golf balls, titanium and steel for our golf clubs, leather and synthetic fabrics for our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum‑based materials for a number of our products.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that inflation in the form of increased raw materials and other input costs, including inbound freight and wage rates, has impacted our business, results of operations, financial position and cash flows during the year ended December 31, 2023 and 2022. Sustained and higher inflationary environments, including increased raw material and other input costs, could materially impact our business, results of operations, financial position and cash flows in the future.
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

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “ Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”.
Based on our assessment, our management determined that, as of December 31, 2023, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page F-2 of this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

3.3	Second Amended and Restated Bylaws of Acushnet Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 27, 2023 (no. 001-37935)).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020 (No. 001-37935)).
4.2
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
10.12†
Acushnet Holdings Corp. 2015 Omnibus Incentive Plan, as amended on February 16, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on March 1, 2023 (No. 001-37935)).

10.13†
Employment Agreement between Acushnet Holdings Corp. and David E. Maher, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on March 7, 2018 (No. 001-37935 ).

10.14†
Letter Agreement by and between Acushnet Company and Sean Sullivan, entered into April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2023 (No. 001-37935 )).

10.15†	Acushnet Holdings Corp. Employee Deferral Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2018 (No. 001-37935)).
10.16†
Letter Agreement, dated March 20, 2023, by and between Acushnet Company and Thomas Pacheco (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 24, 2023 (No. 001-37935)).

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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97.1	Acushnet Holdings Corp. Policy for Recoupment of Incentive Compensation (filed herewith).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

ACUSHNET HOLDINGS CORP.

	By:	/s/ David Maher
		Name:	David Maher
Date: February 29, 2024		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Maher	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2024
David Maher

/s/ Sean Sullivan	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Sean Sullivan

/s/ Nick Mohamed	Vice President, Controller (Principal Accounting Officer)	February 29, 2024
Nick Mohamed

*	Chairman	February 29, 2024
Yoon Soo Yoon

*	Director	February 29, 2024
Leanne Cunningham

*	Director	February 29, 2024
Gregory Hewett

*	Director	February 29, 2024
Ho Yeon Lee

*	Director	February 29, 2024
Jan Singer

*	Director	February 29, 2024
Steven Tishman

*	Director	February 29, 2024
Keun Chang Yoon

*By:	/s/ Roland Giroux
	Name:	Roland Giroux
	Title:	Attorney In Fact

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Acushnet Holdings Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Acushnet Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Note 15 to the consolidated financial statements, the Company recorded income tax expense of $43.0 million for the year ended December 31, 2023 and has net deferred tax assets of $24.4 million, inclusive of a valuation allowance of $34.0 million, and total gross unrecognized tax benefits, excluding related interest and penalties, of $10.8 million as of December 31, 2023. As disclosed by management, the Company is subject to income tax in the U.S. and foreign jurisdictions. The use of significant judgments and estimates, as well as the interpretation and application of complex tax laws is required by management to determine its provision for income taxes.

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
February 29, 2024

We have served as the Company’s, or its predecessors’, auditor since at least 1976, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or its predecessors.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022
Assets
Current assets
Cash, cash equivalents and restricted cash ($12,532 and $14,376 attributable to the variable interest entity ("VIE"))	$65,435	$58,904
Accounts receivable, net	201,352	216,695
Inventories ($9,621 and $17,866 attributable to the VIE)	615,535	674,684
Prepaid and other assets	114,370	108,793
Total current assets	996,692	1,059,076
Property, plant and equipment, net ($9,044 and $10,089 attributable to the VIE)	295,343	254,472
Goodwill ($32,312 and $32,312 attributable to the VIE)	225,302	224,814
Intangible assets, net	537,407	525,903
Deferred income taxes	31,454	47,551
Other assets ($1,972 and $2,083 attributable to the VIE)	110,479	81,991
Total assets	$2,196,677	$2,193,807
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$28,997	$40,336
Current portion of long-term debt	351	—
Accounts payable ($6,059 and $11,914 attributable to the VIE)	150,514	166,998
Accrued taxes	46,398	40,922
Accrued compensation and benefits ($1,233 and $1,651 attributable to the VIE)	111,136	98,245
Accrued expenses and other liabilities ($1,687 and $3,380 attributable to the VIE)	113,739	202,124
Total current liabilities	451,135	548,625
Long-term debt	671,819	527,509
Deferred income taxes	7,080	5,896
Accrued pension and other postretirement benefits	69,634	74,234
Other noncurrent liabilities ($0 and $2,145 attributable to the VIE)	84,137	54,177
Total liabilities	1,283,805	1,210,441
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests	9,785	6,663
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 63,429,243 and 76,321,523 shares issued	63	76
Additional paid-in capital	808,615	960,685
Accumulated other comprehensive loss, net of tax	(104,349)	(109,668)
Retained earnings	159,906	473,130
Treasury stock, at cost; 8,892,425 shares as of December 31, 2022 (including 2,000,839 of accrued share repurchases) (Note 16)	—	(385,167)
Total equity attributable to Acushnet Holdings Corp.	864,235	939,056
Noncontrolling interests	38,852	37,647
Total shareholders' equity	903,087	976,703
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,196,677	$2,193,807

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Net sales	$2,381,995	$2,270,336	$2,147,930
Cost of goods sold	1,129,484	1,091,103	1,029,493
Gross profit	1,252,511	1,179,233	1,118,437
Operating expenses:
Selling, general and administrative	888,145	833,422	795,422
Research and development	64,839	56,393	55,335
Intangible amortization	14,222	7,885	7,868
Income from operations	285,305	281,533	259,812
Interest expense, net (Note 19)	41,288	13,269	7,709
Other expense, net	2,417	8,829	4,280
Income before income taxes	241,600	259,435	247,823
Income tax expense	42,993	54,351	63,583
Net income	198,607	205,084	184,240
Less: Net income attributable to noncontrolling interests	(178)	(5,806)	(5,367)
Net income attributable to Acushnet Holdings Corp.	$198,429	$199,278	$178,873

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$2.96	$2.77	$2.40
Diluted	2.94	2.75	2.38
Weighted average number of common shares:
Basic	67,063,933	71,958,879	74,536,637
Diluted	67,517,105	72,560,098	75,265,074

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2023	2022	2021
Net income	$198,607	$205,084	$184,240
Other comprehensive income (loss):
Foreign currency translation adjustments	2,916	(30,940)	(23,009)
Cash flow derivative instruments
Unrealized holding gains arising during period	5,871	10,856	10,049
Reclassification adjustments included in net income	(7,672)	(9,840)	4,991
Tax benefit (expense)	359	(585)	(4,223)
Cash flow derivative instruments, net	(1,442)	431	10,817
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	5,629	25,473	13,332
Tax expense	(1,306)	(5,050)	(4,540)
Pension and other postretirement benefits adjustments, net	4,323	20,423	8,792
Total other comprehensive income (loss)	5,797	(10,086)	(3,400)
Comprehensive income	204,404	194,998	180,840
Less: Comprehensive income attributable to noncontrolling interests	(656)	(5,775)	(5,310)
Comprehensive income attributable to Acushnet Holdings Corp.	$203,748	$189,223	$175,530

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$198,607	$205,084	$184,240
Adjustments to reconcile net income to cash flows provided by (used in) operating activities
Depreciation and amortization	51,356	41,706	41,243
Unrealized foreign exchange loss (gain)	1,507	13,568	(168)
Amortization of debt issuance costs	927	2,000	1,540
Share-based compensation	29,709	24,083	27,639
Loss (gain) on disposals of property, plant and equipment	99	(3,294)	156
Deferred income taxes	15,413	9,060	12,020
Changes in operating assets and liabilities
Accounts receivable	13,785	(58,893)	16,679
Inventories	58,897	(275,973)	(64,238)
Accounts payable	(12,105)	8,840	48,784
Accrued taxes	6,221	(11,427)	20,339
Other assets and liabilities	7,411	(22,541)	25,888
Cash flows provided by (used in) operating activities	371,827	(67,787)	314,122
Cash flows from investing activities
Additions to property, plant and equipment	(75,364)	(61,364)	(37,597)
Additions to intangible assets (Note 9)	(25,235)	(65,000)	—
Business acquisitions	—	(18,400)	—
Other, net	(887)	4,542	—
Cash flows used in investing activities	(101,486)	(140,222)	(37,597)
Cash flows from financing activities
Proceeds from (repayments of) short-term borrowings, net (Note 11)	—	3,362	(2,704)
Proceeds from credit facilities (Note 11)	1,527,896	976,953	—
Repayments of credit facilities (Note 11)	(1,739,308)	(414,104)	—
Proceeds from senior unsecured notes (Note 11)	350,000	—	—
Repayments of term loan facility (Note 11)	—	(315,000)	(17,500)
Purchases of common stock	(334,088)	(189,111)	(65,497)
Payment of debt issuance costs	(6,328)	(2,583)	—
Dividends paid on common stock	(52,480)	(52,239)	(49,167)
Dividends paid to noncontrolling interests	—	(1,601)	(1,512)
Payment of employee restricted stock tax withholdings	(11,495)	(10,661)	(3,946)
Other, net	1,078	(3,600)	—
Cash flows used in financing activities	(264,725)	(8,584)	(140,326)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	915	(6,180)	(5,974)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,531	(222,773)	130,225
Cash, cash equivalents and restricted cash, beginning of year	58,904	281,677	151,452
Cash, cash equivalents and restricted cash, end of year	$65,435	$58,904	$281,677

Supplemental information
Cash paid for interest	$36,391	$11,632	$6,890
Cash paid for income taxes	33,619	56,413	28,919
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	2,145	4,308	6,567
Additions to right-of-use assets obtained in exchange for operating lease obligations	51,825	28,038	8,691
Additions to right-of-use assets obtained in exchange for finance lease obligations	944	525	950
Additions to treasury stock	1,092	1,648	—
Dividend equivalents rights ("DERs") declared not paid	1,971	1,742	2,046
Contingent considerations (Note 8)	—	1,400	—
Additions to redeemable noncontrolling interests (Note 8)	—	4,600	—
Share repurchase liability (Note 16)	—	92,583	29,214

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2020	75,666	$76	$925,385	$(96,182)	$199,776	$(45,106)	$983,949	$33,304	$1,017,253
Net income	—	—	—	—	178,873	—	178,873	5,591	184,464
Other comprehensive (loss) income	—	—	—	(3,400)	—	—	(3,400)	40	(3,360)
Share-based compensation	—	—	26,984	—	—	—	26,984	—	26,984
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 17)	189	—	(3,946)	—	—	—	(3,946)	—	(3,946)
Purchases of common stock (Note 16)	—	—	—	—	—	(56,719)	(56,719)	—	(56,719)
Share repurchase liability (Note 16)	—	—	—	—	—	(29,214)	(29,214)	—	(29,214)
Dividends and dividend equivalents declared	—	—	—	—	(50,846)	—	(50,846)	—	(50,846)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,512)	(1,512)
Redemption value adjustment (Note 2)	—	—	—	—	(2,837)	—	(2,837)	—	(2,837)
Balances as of December 31, 2021	75,855	76	948,423	(99,582)	324,966	(131,039)	1,042,844	37,423	1,080,267
Purchase of equity from noncontrolling interest (Note 8)	—	—	(838)	—	—	—	(838)	(3,905)	(4,743)
Net income	—	—	—	—	199,278	—	199,278	5,751	205,029
Other comprehensive loss	—	—	—	(10,086)	—	—	(10,086)	(21)	(10,107)
Share-based compensation	—	—	23,426	—	—	—	23,426	—	23,426
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note17)	467	—	(10,326)	—	—	—	(10,326)	—	(10,326)
Purchases of common stock (Note 16)	—	—	—	—	—	(161,545)	(161,545)	—	(161,545)
Share repurchase liability (Note 16)	—	—	—	—	—	(92,583)	(92,583)	—	(92,583)
Dividends and dividend equivalents declared	—	—	—	—	(53,051)	—	(53,051)	—	(53,051)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,601)	(1,601)
Redemption value adjustment (Note 2)	—	—	—	—	1,937	—	1,937	—	1,937
Balances as of December 31, 2022	76,322	76	960,685	(109,668)	473,130	(385,167)	939,056	37,647	976,703
Sale of equity to redeemable noncontrolling interest	—	—	444	—	(180)	—	264	—	264
Net income	—	—	—	—	198,429	—	198,429	1,213	199,642
Other comprehensive income (loss)	—	—	—	5,319	—	—	5,319	(8)	5,311
Share-based compensation	—	—	29,044	—	—	—	29,044	—	29,044
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 17)	485	—	(11,394)	—	—	—	(11,394)	—	(11,394)
Purchases of common stock (Note 16)	—	—	—	—	—	(240,948)	(240,948)	—	(240,948)
Treasury share retirement (Note 16)	(13,378)	(13)	(170,164)	—	(455,938)	626,115	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	(53,335)	—	(53,335)	—	(53,335)
Redemption value adjustment (Note 2)	—	—	—	—	(2,200)	—	(2,200)	—	(2,200)
Balances at December 31, 2023	63,429	$63	$808,615	$(104,349)	$159,906	$—	$864,235	$38,852	$903,087
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
Acushnet Holdings Corp. was incorporated in Delaware on May 9, 2011 as Alexandria Holdings Corp., an entity owned by Fila Holdings Corp., formerly known as Fila Korea Co., Ltd., (“Fila”), a leading sport and leisure apparel and footwear company which is a public company listed on the Korea Exchange, and a consortium of investors (the “Financial Investors”). Acushnet Holdings Corp. acquired Acushnet Company, its operating subsidiary, from Beam Suntory, Inc. (at the time known as Fortune Brands, Inc.) on July 29, 2011. On November 2, 2016, the Company completed an initial public offering at a public offering price of $17.00 per share. Following the pricing of the initial public offering, Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila, purchased from the Financial Investors shares of the Company’s common stock, resulting in Magnus holding a controlling ownership interest in the Company’s outstanding common stock.

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
The Company consolidates the accounts of Acushnet Lionscore Limited, a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of December 31, 2023 and 2022. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the year ended December 31, 2023, the Company recorded a $2.2 million redemption value adjustment to increase the carrying amount of redeemable noncontrolling interests. During the year ended December 31, 2022, the Company recorded a $1.9 million redemption value adjustment to decrease the carrying value of redeemable noncontrolling interests. During the year ended December 31, 2021, the Company recorded a $2.8 million redemption value adjustment to increase the carrying value of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of December 31, 2023, 2022 and 2021.
See Note 8 for additional information regarding other business developments impacting noncontrolling interests.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of December 31, 2023 and 2022, the amount of restricted cash included in cash, cash equivalents and restricted cash on the consolidated balance sheets was $1.7 million and $1.8 million, respectively. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. As of December 31, 2023 and 2022, book overdrafts in the amount of $4.2 million and $4.4 million, respectively, were recorded in accounts payable.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Substantially all of the Company's cash deposits are maintained at large, creditworthy financial institutions. The Company's deposits, at times, may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. As of December 31, 2023 and 2022, the Company had unrestricted cash and cash equivalents of $62.0 million and $54.9 million, respectively, in banks located outside the United States. The risk with respect to the Company's accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. See Note 5 for additional information.
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
All leases are accounted for under Accounting Standards Codification ("ASC") 842 and are classified as either operating or finance leases. A lease is classified as a finance lease if any one of the following criteria is met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset, the present value of the lease payments equals or exceeds substantially all of the fair value of the asset, or the leased asset is of a highly specialized nature. A lease is classified as an operating lease if it does not meet any one of these criteria.
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
The Company’s financial instruments are carried at fair value determined according to the fair value hierarchy described above. The Company’s financial instruments that are not recorded at fair value include cash and cash equivalents, accounts receivable, accounts payable, borrowings under revolving credit agreements and other debt. The carrying amount of these financial instruments, except for debt, is historical cost which approximates fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company's variable interest rate debt approximates fair value due to the variable nature of the interest rate (Note 11). The Company’s senior unsecured notes are recorded at face value, less unamortized debt issuance cost (Note 11).
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
To calculate the U.S. pension and postretirement benefit plan expense in 2023, 2022 and 2021, the Company applied the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for the benefit payments in order to calculate interest cost and service cost. See Note 14 for additional information.
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
The Company records liabilities for uncertain income tax positions based on the two-step process. The first step is recognition, where an individual tax position is evaluated as to whether it has a likelihood of greater than 50% of being sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation processes. For tax positions that are currently estimated to have a less than 50% likelihood of being sustained, no tax benefit is recorded. For tax positions that have met the recognition threshold in the first step, the Company performs the second step of measuring the benefit to be recorded. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized on ultimate settlement. The actual benefits ultimately realized may differ from the estimates. In future periods, changes in facts, circumstances and new information may require the Company to change the recognition and measurement estimates with regard to individual tax positions. Changes in recognition and measurement estimates are recorded in income tax expense and liability in the period in which such changes occur. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations.

The 2017 Tax Act subjects the Company to a tax on Global Intangible Low-Taxed Income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of related foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences, including outside basis differences, expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost.
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
Advertising and Promotion
Advertising and promotional costs are included in selling, general and administrative expense on the consolidated statements of operations and include product endorsement arrangements with members of the various professional golf tours, media placement and production costs (television, print and internet), tour support expenses and point-of-sale materials. Advertising production costs are expensed as incurred. Media placement costs are expensed in the month the advertising first appears. Product endorsement arrangements are expensed based upon the specific provisions of player contracts. Advertising and promotional expense was $231.4 million, $211.9 million and $216.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Selling
Selling expenses including field sales, sales administration, shipping and handling costs and commissions paid on certain retail sales are included in selling, general and administrative expense on the consolidated statements of operations. Shipping and handling costs included in selling expenses were $59.4 million, $56.0 million and $52.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Research and Development
Research and development is expensed as incurred and includes product development costs, product improvement costs, product engineering costs and process improvement costs.
Foreign Currency Translation and Transactions
Assets and liabilities denominated in foreign currency are translated into U.S. dollars at the actual rates of exchange at the balance sheet date. Revenues and expenses are translated at the average rates of exchange for the reporting period. The related translation adjustments are recorded as a component of accumulated other comprehensive loss, net of tax. Transactions denominated in a currency other than functional currency are re-measured into functional currency with the resulting transaction gain or loss recorded as selling, general and administrative expense on the consolidated statements of operations. Foreign currency transaction gain (loss) included in selling, general and administrative expense was a loss of $4.0 million, a loss of $11.9 million and a loss of $3.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Derivative Financial Instruments
All derivative instruments are measured at fair value and recognized as either assets or liabilities on the consolidated balance sheets. If the derivative instrument is designated as a fair value hedge, the gain or loss resulting from changes in the fair value of the derivative instruments and of the hedged item are immediately recognized in the statements of operations. If the derivative instrument is designated as a cash flow hedge, the gain or loss is initially recorded as a component of accumulated other comprehensive income (loss), net of tax. The gain or loss is subsequently reclassified into the statements of operations at the time the forecasted transaction impacts the statements of operations or at the time the hedge is deemed to be ineffective. Cash flows from derivative financial instruments and the related hedged transactions are included in cash flows from operating activities. See Note 12 for additional information.
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
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures". The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures". The amendments in this update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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
The Company reduces revenue by the amount of expected returns and records a corresponding refund liability in accrued expenses and other liabilities. The Company accounts for the right of return as variable consideration and recognizes a refund liability for the amount of consideration that it estimates will be refunded to customers. In addition, the Company recognizes an asset for the right to recover returned products in prepaid and other assets on the consolidated balance sheets. Sales returns are estimated based upon historical rates of product returns, current economic trends and changes in customer demands as well as specific identification of outstanding returns. The refund liability for expected returns was $14.7 million and $11.3 million as of December 31, 2023 and 2022, respectively. The value of inventory expected to be recovered related to sales returns was $7.2 million and $5.0 million as of December 31, 2023 and 2022, respectively.
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
Revenue is recognized when control of the free products earned transfers to the customer at the end of the related customer incentive program, which generally occurs within one year. Control of the free products generally transfers to the customer at the time of shipment.
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
Lease costs recognized on the consolidated statements of operations were as follows:

(in thousands)		Year ended December 31,
Lease costs	Location in Statement of Operations	2023	2022	2021
Operating	Cost of goods sold	$2,450	$2,364	$1,888
	Selling, general and administrative	19,777	13,337	14,305
	Research and development	1,099	763	763

Finance
Amortization of lease assets	Selling, general and administrative	475	335	178
Interest on lease liabilities	Interest expense, net	86	60	32

Short-term and low value lease cost		1,472	623	333
Variable lease cost		2,486	2,827	1,463
Total lease cost		$27,845	$20,309	$18,962
Supplemental balance sheet information related to the Company's leases is as follows:

		Year ended December 31,
(in thousands)	Balance Sheet Location	2023	2022
Right-of-use assets
Finance	Property, plant and equipment, net	$2,031	$1,562
Operating	Other assets	88,820	57,586
	Total lease assets	$90,851	$59,148

Lease liabilities
Finance	Accrued expenses and other liabilities	$527	$364
Operating	Accrued expenses and other liabilities	19,045	14,821
Finance	Long-term debt	1,505	1,201
Operating	Other noncurrent liabilities	73,348	44,830
	Total lease liabilities	$94,425	$61,216
The weighted average remaining lease term and the weighted average discount rate for leases is as follows:

	Year ended December 31,
	2023	2022	2021
Weighted average remaining lease term (years):
Operating	6.2	4.9	5.7
Finance	4.3	4.5	5.1
Weighted average discount rate:
Operating	4.01%	2.72%	2.82%
Finance	4.52%	4.23%	3.70%

The following table reconciles the undiscounted cash flows for leases as of December 31, 2023 to lease liabilities recorded on the consolidated balance sheet:

	Operating	Finance
(in thousands)	Leases	Leases	Total
2024	$22,430	$607	$23,037
2025	20,058	576	20,634
2026	15,020	453	15,473
2027	13,953	363	14,316
2028	10,747	190	10,937
Thereafter	24,029	48	24,077
Total future lease payments	106,237	2,237	108,474
Less: Interest	(13,844)	(205)	(14,049)
Present value of lease liabilities	$92,393	$2,032	$94,425

Accrued expenses and other liabilities	$19,045	$527	$19,572
Long-term debt	—	1,505	1,505
Other noncurrent liabilities	73,348	—	73,348
Total lease liabilities	$92,393	$2,032	$94,425
Supplemental cash flow information related to the Company's leases are as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$21,623	$16,333	$16,457
Operating cash flows for finance leases	86	60	32
Financing cash flows for finance leases	478	334	177
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
The activity related to the allowance for doubtful accounts was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of year	$8,258	$5,980	$7,698
Bad debt expense (recovery)	1,120	3,199	(975)
Amount of receivables written off	(689)	(704)	(463)
Foreign currency translation	151	(217)	(280)
Balance at end of year	$8,840	$8,258	$5,980
6. Inventories
The components of inventories were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Raw materials and supplies	$157,455	$154,881
Work-in-process	24,949	29,689
Finished goods	433,131	490,114
Inventories	$615,535	$674,684

7. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Land	$14,329	$14,238
Buildings and improvements	194,585	169,855
Machinery and equipment	242,007	212,916
Furniture, computers and equipment	56,032	52,282
Computer software	90,264	87,512
Construction in progress	53,921	42,940
Property, plant and equipment, gross	651,138	579,743
Accumulated depreciation and amortization	(355,795)	(325,271)
Property, plant and equipment, net	$295,343	$254,472
During the years ended December 31, 2023, 2022 and 2021, software development costs of $3.9 million, $7.2 million and $7.5 million were capitalized. Capitalized software development costs as of December 31, 2023, 2022 and 2021 consisted of software placed into service of $3.6 million, $6.1 million and $5.2 million, respectively, and amounts recorded in construction in progress of $0.3 million, $1.1 million and $2.3 million, respectively. Amortization expense on capitalized software development costs was $9.6 million, $9.0 million and $8.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Total depreciation and amortization expense related to property, plant and equipment was $37.2 million, $33.8 million and $33.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
8. Other Business Developments
On November 4, 2022, the Company completed the acquisition of an 80% interest in certain assets and liabilities of TPI EDU, LLC, Onbase University, LP and Racquetfit, LP (together known as "TPI") for cash consideration of $18.4 million. As part of the acquisition, the Company recorded a redeemable noncontrolling interest of $4.6 million (Note 2). TPI is a leading supplier of online courses, certifications, educational programs, live seminars and other educational services in the golf, baseball and tennis industries. The results of TPI have been included in the Company's Titleist golf club reporting segment since the date of acquisition (Note 21).
On April 1, 2022, the Company acquired the outstanding equity interest in PG Golf LLC for $5.0 million, including cash consideration of $3.6 million and contingent consideration of $1.4 million, which was included in other noncurrent liabilities on the consolidated balance sheet as of December 31, 2023 and 2022.

9. Goodwill and Identifiable Intangible Assets, Net
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill were as follows:

(in thousands)	Titleist Golf Balls	Titleist Golf Clubs	Titleist Golf Gear	FootJoy Golf Wear	Other	Total
December 31, 2021	$125,949	$57,033	$13,838	$3,608	$10,003	$210,431
Additions (Note 8)	—	20,148	—	—	—	20,148
Foreign currency translation	(3,391)	(1,647)	(399)	(73)	(255)	(5,765)
December 31, 2022	122,558	75,534	13,439	3,535	9,748	224,814
Additions	—	235	—	—	514	749
Foreign currency translation	(176)	(86)	(21)	(4)	26	(261)
December 31, 2023	$122,382	$75,683	$13,418	$3,531	$10,288	$225,302

There were no impairment losses recorded to goodwill during the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, 2022 and 2021, the cumulative balance of goodwill impairment recorded was $3.8 million, all of which was included in the carrying amount of the goodwill allocated to Other.

The net carrying value by class of identifiable intangible assets was as follows:

	December 31, 2023			December 31, 2022
(in thousands)	Gross	Accumulated Amortization	Net Book Value	Gross	Accumulated Amortization	Net Book Value
Indefinite-lived:
Trademarks	$429,051	$—	$429,051	$429,051	$—	$429,051
Amortizing:
Trademarks	96,512	(8,836)	87,676	71,277	(2,534)	68,743
Completed technology	76,943	(66,939)	10,004	76,943	(61,656)	15,287
Customer relationships	28,146	(17,491)	10,655	27,490	(14,729)	12,761
Licensing fees and other	32,640	(32,619)	21	32,597	(32,536)	61
Total intangible assets	$663,292	$(125,885)	$537,407	$637,358	$(111,455)	$525,903
    In January 2023, the Company acquired certain trademarks from West Coast Trends, Inc., an industry leader specializing in Club Glove premium performance golf travel products, for $25.2 million. The trademarks acquired were included in the Company's Titleist golf gear reporting segment and will be amortized over a weighted average life of 10 years.
On December 31, 2022, the Company separately acquired trademarks related to its putter business of $65.0 million with a weighted average life of 20 years. In November 2022, the Company acquired trademarks of $0.7 million with a weighted average life of 11 years, $2.2 million of completed technology with a weighted average life of 11 years, and $0.9 million of customer relationships with a weighted average life of 5 years (Note 8).
Identifiable intangible asset amortization expense was $14.2 million, $7.9 million and $7.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
There were no impairment losses recorded to indefinite-lived intangible assets during the years ended December 31, 2023, 2022 and 2021.
Identifiable intangible asset amortization expense for each of the next five fiscal years and beyond is expected to be as follows:

(in thousands)
Year ending December 31,
2024	$14,068
2025	11,928
2026	8,439
2027	7,460
2028	6,968
Thereafter	59,493
Total	$108,356
10. Product Warranty
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of year	$3,951	$4,177	$3,831
Provision	6,995	4,911	5,315
Claims paid/costs incurred	(5,966)	(4,986)	(4,846)
Foreign currency translation	17	(151)	(123)
Balance at end of year	$4,997	$3,951	$4,177

11. Debt and Financing Arrangements
The Company’s debt and finance lease obligations were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Multi-currency revolving credit facility	$325,175	$526,308
Senior unsecured notes	350,000	—
Other short-term borrowings	28,997	40,336
Other long-term borrowings	1,557	—
Finance lease obligations	1,505	1,201
Debt issuance costs (1)	(6,067)	—
Total	701,167	567,845
Less: short-term debt and current portion of long-term debt	29,348	40,336
Total long-term debt and finance lease obligations	$671,819	$527,509
_________________________________
(1) Debt issuance costs of $6.1 million as of December 31, 2023 relates to the senior unsecured notes.
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
The Second Amended Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The quarterly-tested maximum Net Average Total Leverage Ratio covenant in the Second Amended Credit Agreement is 3.75:1.00, which is subject to increase to 4.25:1.00 for the four fiscal quarters immediately following certain acquisitions. The quarterly-tested Consolidated Interest Coverage Ratio covenant in the Second Amended Credit Agreement shall be less than 3.00:1.00. It also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2023, the Company was in compliance with all covenants under the Second Amended Credit Agreement.
The weighted average interest rate applicable to the Company's multi-currency revolving credit facility as of December 31, 2023 and 2022 was 6.57% and 5.40%, respectively. As of December 31, 2023, the Company had available borrowings under its revolving credit facility of $616.7 million after giving effect to $8.1 million of outstanding letters of credit.
Under the Second Amended Credit Agreement, a change of control is an event of default which could result in the acceleration of all outstanding indebtedness and the termination of all commitments under the Second Amended Credit Agreement and would allow the lenders under the Second Amended Credit Agreement to enforce their rights with respect to the collateral granted. A change of control occurs if any person (other than certain permitted parties, including Fila) becomes the beneficial owner of 35% or more of the outstanding common stock of the Company.
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
Borrowings under the credit facility bore interest at a rate per annum equal to, at the applicable Borrower’s option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Wells Fargo, (2) the federal funds effective rate plus 0.50% and (3) a Eurodollar Rate, subject to certain adjustments, plus 1.00% or (b) a Eurodollar Rate (or, in the case of Canadian borrowings, a Canadian Dollar Offered Rate), subject to certain adjustments, in each case, plus an applicable margin. Under the First Amended Credit Agreement, the applicable margin was 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Eurodollar rate or Canadian Dollar Offered Rate borrowings, in each case, depending on the net average total leverage ratio (as defined in the First Amended Credit Agreement). In addition, the Company was required to pay a commitment fee on any unutilized commitments under the revolving credit facility. Under the First Amended Credit Agreement, the commitment fee rate payable in respect of unused portions of the revolving credit facility was 0.15% to 0.30% per annum, depending on the net average total leverage ratio. The initial commitment fee rate was 0.20% per annum. The Company was also required to pay customary letter of credit fees.
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
The proceeds from the Notes offering were used to repay $345.6 million of the outstanding borrowings under the Company's multi-currency revolving credit facility, as well as to pay fees and expenses related to the Notes offering. In connection with the Notes offering, the Company incurred fees and expenses of approximately $6.4 million, of which approximately $6.3 million was capitalized as debt issuance costs within long-term debt on the audited consolidated balance sheet and is being amortized to interest expense, net over the term of the Notes using the effective interest rate method. The fair value of the Notes, based on third-party quotes (Level 2), as of December 31, 2023 was $365.1 million.
The Notes bear interest at a stated interest rate of 7.375% (an effective interest rate of 7.813%) per year, with interest payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2024. Accrued interest related to the Notes of $6.5 million was included within accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2023.
The Notes will mature on October 15, 2028, unless earlier repurchased or redeemed in accordance with their terms, and as a result, were classified as long-term debt. The Issuer may redeem all or part of the Notes at any time prior to October 15, 2025 at 100.0% of the principal amount redeemed plus a “make-whole” premium. The make-whole premium is the greater of (i) 1.0% of the then outstanding principal amount of the Notes being redeemed and (ii) the excess, if any, of: (1) the present value at such redemption date of the sum of (A) 103.688% of the principal amount of Notes being redeemed plus (B) all required interest payments due on the Notes through October 15, 2025 (excluding accrued but unpaid interest) and (2) the then outstanding principal amount of the Notes being redeemed.
Thereafter, the Issuer may redeem all or part of the Notes at the redemption prices (expressed as percentages of principal amount of the Notes to be redeemed) set forth below, together with any accrued and unpaid interest, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

Year	Redemption Price
2025	103.688%
2026	101.844%
2027 and thereafter	100.000%

The Notes are senior unsecured obligations of the Issuer and rank equal in right of payment with all of the Issuer’s existing and future senior unsecured debt and senior in right of payment to all of the Issuer’s future subordinated debt. The Notes are jointly and severally, fully and unconditionally, guaranteed on a senior unsecured basis by each of the Issuer’s existing wholly-owned restricted domestic subsidiaries that guarantee the Issuer’s obligations under the Second Amended Credit Agreement. The Notes are also fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Notes are effectively subordinated to the Company's existing and future secured debt, to the extent of the value of the assets securing that debt, and are structurally subordinated to the liabilities of any non-guarantor subsidiaries.
The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2023, the Company was in compliance with all covenants under the Indenture.
A change of control under the Notes results in each holder of Notes having the right to require the Issuer to purchase all or a portion of such holder’s Notes at a purchase price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase. A change in control occurs at such time as either: (1) the consummation of any transaction as a result of which any Person or any Persons (as defined in the Indenture) acting together that would constitute a “group” for purposes of Section 13(d) of the Exchange Act, subject to certain exceptions, becoming the beneficial owner of at least 50% of the aggregate voting power of all classes of voting stock of the Company; (2) the sale, assignment, conveyance, transfer, lease or other disposition, in one or a series of related transactions, of all or substantially all of the assets of the Company and its restricted subsidiaries; (3) the adoption by the stockholders of the Company or the Issuer of a plan or proposal for the liquidation or dissolution of the Company or the Issuer; or (4) the Issuer ceases to be a directly or indirectly wholly owned subsidiary of the Company.

Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the consolidated balance sheets with the proceeds and repayments presented on a gross basis in the consolidated statements of cash flows. The weighted average interest rate applicable to the outstanding borrowings was 0.45% and 0.85% as of December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had available borrowings remaining under these local credit facilities of $35.6 million.
Letters of Credit
As of December 31, 2023, there were outstanding letters of credit related to agreements, including the Company's Second Amended Credit Facility, totaling $11.3 million of which $8.1 million was secured. As of December 31, 2022, there were outstanding letters of credit related to agreements, including the Company's Second Amended Credit Facility, totaling $10.0 million, of which $7.3 million was secured. These agreements provided a maximum commitment for letters of credit of $58.5 million as of December 31, 2023.
Payments of Debt Obligations due by Period
As of December 31, 2023, principal payments due on outstanding long-term debt obligations were as follows:

(in thousands)
Year ending December 31,
2024	$351
2025	338
2026	301
2027	325,459
2028	350,283
Thereafter	—
Total	$676,732

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of December 31, 2023 and 2022 was $209.6 million and $242.4 million, respectively.
The Company also enters into foreign exchange forward contracts, which either do not qualify as hedging instruments or have not been designated as such, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expenses. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2023. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts not designated under hedge accounting as of December 31, 2022 was $4.0 million. Selling, general and administrative expenses during the years ended December 31, 2023 and 2022 included a gain of $0.1 million and a gain of $1.2 million, respectively, related to undesignated foreign exchange forward derivative instruments.

Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of December 31, 2023, the notional value of the Company's outstanding interest rate swap contracts was $100.0 million. As of December 31, 2022, there were no interest rate swap contracts outstanding.
Impact on Financial Statements
The fair value of hedge instruments recognized on the consolidated balance sheets was as follows:

(in thousands)		December 31, 2023	December 31, 2022
Balance Sheet Location	Hedge Instrument Type
Prepaid and other assets	Foreign exchange forward	$4,378	$7,393
	Interest rate swap	452	—
Other assets	Foreign exchange forward	—	1,341
Accrued expenses and other liabilities	Foreign exchange forward	1,931	4,710
	Interest rate swap	63	—
Other noncurrent liabilities	Foreign exchange forward	—	344
	Interest rate swap	88	—
The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Type of hedge
Foreign exchange forward	$4,880	$10,856	$10,057
Interest rate swap	991	—	(8)
Total	$5,871	$10,856	$10,049
Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $6.5 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax into cost of goods sold and a net gain of $0.4 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax, into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 18.

    The hedge instrument gain (loss) recognized on the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Location of gain (loss) in consolidated statements of operations
Foreign exchange forward:
Cost of goods sold	$6,982	$9,840	$(3,422)
Selling, general and administrative (1)	665	2,991	1,686
Total	$7,647	$12,831	$(1,736)

Interest Rate Swap:
Interest expense, net	$690	$—	$(1,569)
Total	$690	$—	$(1,569)
_________________________________
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
13. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 were as follows:

	Fair Value Measurements as of
	December 31, 2023 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$4,334	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	4,378	—	Prepaid and other assets
Interest rate derivative instruments	—	452	—	Prepaid and other assets
Deferred compensation program assets	725	—	—	Other assets
Total assets	$5,059	$4,830	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,931	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	63	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	725	—	—	Other noncurrent liabilities
Interest rate derivative instruments	—	88	—	Other noncurrent liabilities
Total liabilities	$725	$2,082	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 were as follows:

	Fair Value Measurements as of
	December 31, 2022 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,940	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	7,393	—	Prepaid and other assets
Deferred compensation program assets	631	—	—	Other assets
Foreign exchange derivative instruments	—	1,341	—	Other assets
Total assets	$4,571	$8,734	$—
Liabilities
Foreign exchange derivative instruments	$—	$4,758	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	631	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	344	—	Other noncurrent liabilities
Total liabilities	$631	$5,102	$—
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
Interest rate derivative instruments are interest rate swap contracts used to reduce interest rate risk related to the Company's floating rate debt (Note 12). The valuation for the interest rate swap is calculated as the net of the discounted future cash flows of the pay and receive legs of the swap. Mid-market interest rates on the valuation date are used to create the forward curve for floating legs and discount curve.
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

The following table presents the change in benefit obligation, change in plan assets and funded status for the Company's defined benefit and postretirement benefit plans for the year ended December 31, 2023:

(in thousands)	Pension Benefits (Underfunded)	Pension Benefits (Overfunded)	Postretirement Benefits
Change in projected benefit obligation ("PBO")
Benefit obligation at December 31, 2022	$216,810	$19,208	$14,264
Service cost	5,679	—	429
Interest cost	10,354	962	662
Actuarial (gain) loss	(1,438)	274	(2,403)
Settlements	(7,142)	—	—
Participants’ contributions	—	—	762
Benefit payments	(4,333)	(987)	(2,286)
Foreign currency translation	(288)	1,102	—
Projected benefit obligation at December 31, 2023	219,642	20,559	11,428
Accumulated benefit obligation at December 31, 2023	201,856	20,325	11,428
Change in plan assets
Fair value of plan assets at December 31, 2022	150,229	26,181	—
Return on plan assets	11,493	(104)	—
Employer contributions	4,048	—	1,524
Participants’ contributions	—	—	762
Settlements	(7,142)	—	—
Benefit payments	(4,333)	(987)	(2,286)
Foreign currency translation	(79)	1,467	—
Fair value of plan assets at December 31, 2023	154,216	26,557	—
Funded status (fair value of plan assets less PBO)	$(65,426)	$5,998	$(11,428)
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

The change in the underfunded defined benefit PBO for the years ended December 31, 2023 and 2022 is primarily driven by changes in the U.S. defined benefit plans. The change in the U.S. defined benefit plans' PBO for the year ended December 31, 2023 includes a $2.7 million actuarial loss attributable to the change in discount rates, a $5.9 million gain attributable to the change in the lump sum conversion rates and the associated IRS mortality assumptions update; and a $1.2 million loss attributable to plan experience being different than anticipated, primarily related to differences in expected future salaries and lump sums paid during 2023. The change in the U.S. defined benefit plan PBO for the year ended December 31, 2022 includes a $41.0 million actuarial gain attributable to the change in discount rates, a $44.6 million gain attributable to the change in the lump sum conversion rates and a $8.2 million loss attributable to plan experience being different than anticipated, primarily related to higher salary increases than expected and lump sums paid during 2022.
The Company had one overfunded defined benefit plan for the years ended December 31, 2023 and 2022. Significant changes in the overfunded defined benefit PBO for the year ended December 31, 2023 include a $0.4 million actuarial loss attributable to the change in discount rates and a $0.1 million actuarial loss due to census data updates, offset by an actuarial gain of $0.4 million attributable to an update in morality assumption. Significant changes in the overfunded defined benefit PBO for the year ended December 31, 2022 include a $12.3 million actuarial gain attributable to the change in discount rates, offset in part by an actuarial loss of $2.0 million due to census data updates.
The change in the postretirement benefit plan PBO for the year ended December 31, 2023 includes a $2.7 million actuarial gain attributable to plan experience, primarily related to the gain from the net expected claims, offset in part by a $0.2 million loss due to the change in the discount rate and a $0.1 million loss due to updated health care trend rates. The change in the postretirement benefit plan PBO for the year ended December 31, 2022 includes a $3.2 million gain due to the change in the discount rate, offset in part by a $1.4 million actuarial loss attributable to plan experience, primarily related to claims losses, and a $0.3 million loss due to updated health care trend rates.
The amount of pension and postretirement assets and liabilities recognized on the consolidated balance sheets was as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Other assets	$5,998	$6,973	$—	$—
Accrued compensation and benefits	(6,295)	(5,422)	(925)	(1,189)
Accrued pension and other postretirement benefits	(59,131)	(61,159)	(10,503)	(13,075)
Net liability recognized	$(59,428)	$(59,608)	$(11,428)	$(14,264)
The amounts in accumulated other comprehensive loss on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2023	2022	2021	2023	2022	2021
Net actuarial (loss) gain at beginning of year	$(28,208)	$(52,739)	$(64,349)	$7,283	$6,362	$4,640
Actuarial gain	4,695	16,455	4,131	2,403	1,527	2,179
Settlement impact	(39)	2,733	3,087	—	—	—
Amortization of actuarial loss (gain)	94	3,952	3,943	(893)	(469)	(320)
Amortization of prior service cost (credit)	182	270	279	(137)	(137)	(137)
Foreign currency translation	(668)	1,121	170	—	—	—
Net actuarial (loss) gain at end of year	$(23,944)	$(28,208)	$(52,739)	$8,656	$7,283	$6,362

Components of net periodic benefit cost were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost
Service cost	$5,679	$7,844	$8,189	$429	$563	$670
Interest cost	11,316	8,855	8,226	662	353	302
Expected return on plan assets	(7,858)	(7,563)	(9,683)	—	—	—
Settlements	(39)	2,733	3,087	—	—	—
Amortization of net loss (gain)	94	3,952	3,943	(893)	(469)	(320)
Amortization of prior service cost (credit)	182	270	279	(137)	(137)	(137)
Net periodic benefit cost	$9,374	$16,091	$14,041	$61	$310	$515
The non-service cost components of net periodic benefit cost are included in other expense, net in the consolidated statements of operations (Note 19).
The weighted average assumptions used to determine benefit obligations at December 31, 2023 and 2022 were as follows:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Discount rate	4.93%	5.16%	4.92%	5.10%
Rate of compensation increase	3.80%	3.81%	N/A	N/A
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Discount rate	5.16%	2.93%	2.66%	5.10%	2.71%	2.34%
Expected long-term rate of return on plan assets	3.91%	3.44%	4.28%	N/A	N/A	N/A
Rate of compensation increase	3.81%	3.81%	3.56%	N/A	N/A	N/A
The assumed healthcare cost trend rates used to determine benefit obligations and net periodic benefit cost for postretirement benefits as of and for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Healthcare cost trend rate assumed for next year	7.00%/8.50%	6.75%/8.00%	5.80%/7.31%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2031	2030
Plan Assets
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2023 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash	$397	$397	$—	$—
Fixed income	26,950	—	26,950	—
Commingled funds
Measured at net asset value	153,426	—	—	—
	$180,773	$397	$26,950	$—

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2022 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Insurance Contracts / Individual securities
Fixed income	$26,540	$—	$26,540	$—
Commingled funds
Measured at net asset value	149,870	—	—	—
	$176,410	$—	$26,540	$—
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
Master trusts were established to hold the assets of the Company's U.S. defined benefit plan. During the year ended December 31, 2023, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 32% to 41% and a liability-hedging investment allocation of 59% to 68%. During the year ended December 31, 2022, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 26% to 32% and a liability-hedging investment allocation of 68% to 74%. Return-seeking investments include equities, real estate, high yield bonds and other instruments. Liability-hedging investments include assets such as corporate and government fixed income securities.
The Company's future expected blended long-term rate of return on plan assets of 3.75% is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return.
Estimated Contributions
The Company expects to make pension contributions of approximately $6.4 million during 2024 based on current assumptions as of December 31, 2023.
Estimated Future Retirement Benefit Payments
The following retirement benefit payments, which reflect expected future service, are expected to be paid as follows:

(in thousands)	Pension Benefits	Postretirement Benefits
Year ending December 31,
2024	$28,355	$926
2025	23,738	1,005
2026	23,943	993
2027	24,024	1,087
2028	23,735	1,089
Thereafter	104,505	5,343
	$228,300	$10,443
The estimated future retirement benefit payments noted above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

International Plans
Pension coverage for certain eligible employees of the Company's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit pension plans. The international defined benefit pension plans are included in the tables above. As of December 31, 2023 and 2022, the international pension plans had total projected benefit obligations of $37.9 million and $35.4 million, respectively, and fair values of plan assets of $28.0 million and $27.8 million, respectively. The majority of the plan assets are invested in equity securities and insured pension assets. The net periodic benefit cost related to international plans was $2.8 million, $3.3 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Defined Contribution Plans
The Company sponsors a number of defined contribution plans and company contributions related to these plans are determined under various formulas. Company contributions to defined contribution plans amounted to $21.3 million, $20.0 million and $14.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
15. Income Taxes
The components of income before income taxes were as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Domestic operations	$158,999	$130,568	$122,724
Foreign operations	82,601	128,867	125,099
Income before income taxes	$241,600	$259,435	$247,823
Income tax expense (benefit) was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Current expense
United States	$9,704	$2,755	$2,820
Foreign	17,876	42,536	48,743
Current income tax expense	27,580	45,291	51,563
Deferred expense (benefit)
United States	6,626	10,122	17,297
Foreign	8,787	(1,062)	(5,277)
Deferred income tax expense	15,413	9,060	12,020
Total income tax expense	$42,993	$54,351	$63,583

The following table represents a reconciliation of income taxes computed at the federal statutory income tax rate of 21% to income tax expense as reported:

	Year ended December 31,
(in thousands)	2023	2022	2021
Income tax expense computed at federal statutory income tax rate	$50,736	$54,481	$52,043
Foreign taxes, net of credits	(11,859)	(6,063)	(2,029)
Net adjustments for uncertain tax positions	1,010	768	793
State and local taxes	6,160	3,430	4,184
Nondeductible expenses	2,250	1,413	2,347
Valuation allowance	(110)	4,079	9,626
Tax credits	(5,214)	(3,418)	(3,322)
Miscellaneous other, net	20	(339)	(59)
Income tax expense as reported	$42,993	$54,351	$63,583
Effective income tax rate	17.8%	20.9%	25.7%
The components of net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets
Compensation and benefits	$17,867	$15,453
Share-based compensation	9,890	9,234
Pension and other postretirement benefits	11,892	12,787
Inventories	22,258	25,223
R&D capitalization	48,949	36,426
Lease liability	25,161	16,248
Transaction costs	807	1,026
Nondeductible accruals and reserves	12,805	12,240
Miscellaneous	1,126	254
Net operating loss and other tax carryforwards	40,371	58,741
Gross deferred tax assets	191,126	187,632
Valuation allowance	(33,999)	(34,109)
Total deferred tax assets	157,127	153,523
Deferred tax liabilities
Property, plant and equipment	(6,413)	(4,874)
Identifiable intangible assets	(87,616)	(80,235)
Right-of-use assets	(23,817)	(15,380)
Tax on unremitted earnings	(10,674)	(7,354)
Foreign exchange derivative instruments	(2,723)	(2,158)
Miscellaneous	(1,510)	(1,867)
Total deferred tax liabilities	(132,753)	(111,868)
Net deferred tax asset	$24,374	$41,655
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
As of December 31, 2023 and 2022, the Company had state net operating loss (“NOL”) carryforwards of $50.6 million and $74.8 million, respectively. These NOL carryforwards will begin to expire in 2024. As of December 31, 2023 and 2022, the Company had foreign tax credit carryforwards of $27.7 million and $31.9 million, respectively. These foreign tax credits will begin to expire in 2028. As of December 31, 2023 and 2022, the Company had U.S. general business credit carryforwards of

$11.1 million and $24.9 million, respectively. These credits will begin to expire in 2031. As of December 31, 2023 and 2022, the Company had state income tax credits of $9.0 million and $8.7 million, respectively. These credits will begin to expire in 2031.
Changes in the valuation allowance for deferred tax assets were as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Valuation allowance at beginning of year	$34,109	$30,030	$20,404
(Decreases) increases recorded to income tax provision	(110)	4,079	9,626
Valuation allowance at end of year	$33,999	$34,109	$30,030
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
In 2023, the change in the valuation allowance of $0.1 million is principally due to excess U.S. foreign tax credits arising from the Company's Japan branch operations and state tax attributes that it expects to expire unutilized. In 2022 and 2021, the change in valuation allowance was principally due to excess U.S. foreign tax credits arising from its Japan branch operations and state tax attributes that it expects to expire unutilized.
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
The Company's unrecognized tax benefits represent tax positions for which reserves have been established. The following table represents a reconciliation of the activity related to the unrecognized tax benefits, excluding accrued interest and penalties:

	Year ended December 31,
(in thousands)	2023	2022	2021
Unrecognized tax benefits at beginning of year	$9,538	$8,658	$7,822
Gross additions - prior year tax positions	191	—	—
Gross additions - current year tax positions	1,229	1,054	1,004
Gross reductions - prior year tax positions	(176)	(174)	(168)
Unrecognized tax benefits at end of year	$10,782	$9,538	$8,658
As of December 31, 2023, 2022 and 2021, the unrecognized tax benefits of $10.8 million, $9.5 million and $8.7 million, respectively, would affect the Company's future effective tax rate if recognized. The Company does not anticipate a material change in unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. As of December 31, 2023, the Company recognized a de minimis liability for interest and penalties. As of December 31, 2022 and 2021, the Company recognized a liability of $0.2 million for interest and penalties. During the year ended December 31, 2023, the Company recognized an income tax benefit of $0.2 million related to interest and penalties as a component of income tax expense. During the year ended December 31, 2022, the Company recognized de minimis interest and penalties as a component of income tax expense.
The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for years after July 29, 2011, Japan for years after 2015, Korea for years after 2020 and the United Kingdom for years after 2016. The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statute of limitations from three to four years. Various state and local income tax returns, as well as certain international jurisdictions, are currently in the process of examination. These examinations are unlikely to result in any significant changes to the amounts of unrecognized tax benefits on the consolidated balance sheet as of December 31, 2023.

16. Common Stock
As of December 31, 2023 and 2022, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's shareholders. Common shareholders are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding.
Dividends
The Company declared dividends per common share, including DERs (Note 17), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2023:
Fourth Quarter	$0.195	$12,941
Third Quarter	0.195	13,098
Second Quarter	0.195	13,667
First Quarter	0.195	13,629
Total dividends declared in 2023	$0.780	$53,335

2022:
Fourth Quarter	$0.180	$12,986
Third Quarter	0.180	13,192
Second Quarter	0.180	13,400
First Quarter	0.180	13,473
Total dividends declared in 2022	$0.720	$53,051

2021:
Fourth Quarter	$0.165	$12,619
Third Quarter	0.165	12,692
Second Quarter	0.165	12,768
First Quarter	0.165	12,767
Total dividends declared in 2021	$0.660	$50,846
During the first quarter of 2024, the Company's Board of Directors declared a dividend of $0.215 per share of common stock to shareholders of record as of March 8, 2024, which is payable on March 22, 2024.
Share Repurchase Program
During the year ended December 31, 2023, the Board of Directors authorized the Company to repurchase up to an additional $250.0 million of its issued and outstanding common stock, bringing the total authorization under its existing share repurchase program up to $700.0 million as of December 31, 2023. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s credit agreement.
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

On November 8, 2021, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market, up to an aggregate of $37.5 million, at the same weighted average per share price (the "2021 Agreement"). In relation to the 2021 Agreement, on January 24, 2022, the Company purchased 699,819 shares of its common stock for an aggregate of $37.5 million from Magnus, in satisfaction of its obligations under the 2021 Agreement.
On June 16, 2022, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2022 through January 13, 2023, up to an aggregate of $75.0 million, at the same weighted average per share price (the "2022 Agreement"). On August 30, 2022, the Company amended and restated the 2022 Agreement to increase the aggregate dollar amount of shares of its common stock that it would purchase from Magnus from $75.0 million to $100.0 million (the "Amended and Restated 2022 Agreement"). In relation to this agreement, the Company recorded a share repurchase liability of $92.6 million for 2,000,839 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2022. Between January 1, 2023 and January 13, 2023, the Company purchased an additional 167,689 shares of its common stock on the open market for an aggregate of $7.4 million, bringing the cumulative total open market purchases since the inception of the 2022 Agreement to $100.0 million. As a result, on January 23, 2023, the Company purchased 2,168,528 shares of its common stock from Magnus for an aggregate of $100.0 million, in satisfaction of its obligation under the Amended and Restated 2022 Agreement.
On June 9, 2023, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from June 12, 2023 through October 27, 2023, up to an aggregate of $100.0 million, at the same weighted average per share price (the "2023 Agreement"). In relation to the 2023 Agreement, on November 3, 2023, the Company purchased 1,824,994 shares of its common stock from Magnus for an aggregate of $100.0 million in satisfaction of its obligation under the 2023 Agreement.
The Company's share repurchase activity for the periods presented was as follows:

	Year ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Shares purchased in the open market (1):
Shares purchased	2,492,883	3,415,044	1,049,522
Average price	$53.13	$44.88	$51.81
Aggregate value	$132,437	$153,258	$54,372
Shares purchased from Magnus:
Shares purchased	3,993,522	699,819	355,341
Average price (2)	$50.08	$53.59	$31.31
Aggregate value	$200,002	$37,501	$11,125
Total shares purchased:
Shares purchased	6,486,405	4,114,863	1,404,863
Average price	$51.25	$46.36	$46.62
Aggregate value	$332,439	$190,759	$65,497
___________________________________
(1) Excludes $1.1 million of excise tax on share repurchases made during the year ended December 31, 2023, in accordance with the Inflation Reduction Act of 2022, which were included in the cost basis of treasury stock acquired during the year ended December 31, 2023.
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
As of December 31, 2023, the Company had $75.0 million remaining under the current share repurchase authorization. On February 15, 2024, the Company's Board of Directors authorized the Company to repurchase up to an additional $300.0 million of its issued and outstanding common stock, bringing the total authorization up to $1.0 billion since the share repurchase program was established in 2018. This program will remain in effect until completed or until terminated by the Board of Directors.

Common Stock Retirement
During the year ended December 31, 2023, the Company retired 13,377,991 shares of its previously repurchased common stock with an aggregate repurchase price of $626.1 million. The Company records retirements of treasury stock at cost and allocates the excess of the repurchase price over the par value of shares acquired to both retained earnings and additional paid-in capital. The portion allocated to additional paid-in capital is calculated on a pro rata basis of the shares to be retired and the total shares issued and outstanding as of the date of retirement.

17. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. As of December 31, 2023, the only awards granted under the 2015 Plan were RSUs and PSUs.
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
Each share issued with respect to RSUs and PSUs granted under the 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. As of December 31, 2023, there were 5,476,366 remaining shares of common stock reserved for issuance under the 2015 Plan of which 2,677,900 remain available for future grants.

A summary of the Company’s RSUs and PSUs as of December 31, 2023, 2022 and 2021 and changes during the years then ended is presented below:

	Number of RSUs	Weighted- Average Fair Value RSUs	Number of PSUs(6)	Weighted- Average Fair Value PSUs
Outstanding as of December 31, 2020	1,253,173	$24.33	457,576	$24.55
Granted	314,060	45.81	145,882	45.36
Vested (1)(2)	(806,645)	24.43	(189,181)	23.47
Forfeited	(69,215)	27.46	(47,210)	28.74
Outstanding as of December 31, 2021	691,373	$33.66	367,067	$32.84
Granted	379,895	43.97	167,611	43.96
Vested (3)	(91,641)	35.39	—	—
Forfeited	(34,932)	37.88	(5,312)	38.86
Outstanding as of December 31, 2022	944,695	$37.48	529,366	$36.30
Granted	476,614	48.10	196,572	48.22
Vested (4)(5)	(528,020)	31.87	(231,809)	25.80
Forfeited	(25,226)	46.85	(13,875)	42.33
Outstanding as of December 31, 2023	868,063	$46.45	480,254	$46.07
_______________________________________________________________________________
(1)    Included 546,726 shares of common stock related to RSUs that were not delivered as of December 31, 2021. The aggregate fair value of RSUs vested was $38.4 million.
(2)    Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 189,181 PSUs vested during the year ended December 31, 2021, were entitled to receive 378,362 shares of common stock. As of December 31, 2021, no shares of common stock had been delivered in connection with the vesting of these PSUs. The aggregate fair value of PSUs vested during the year ended December 31, 2021, as adjusted for the Company's achievement of the applicable performance metrics, was $20.1 million.
(3)    Included 52,849 shares of common stock related to RSUs that were not delivered as of December 31, 2022. The aggregate fair value of RSUs vested was $4.0 million.
(4) Included 88,760 shares of common stock related to RSUs that were not delivered as of December 31, 2023. The aggregate fair value of RSUs vested was $25.6 million.
(5) Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 231,809 PSUs vested during the year ended December 31, 2023, were entitled to receive 461,568 shares of common stock. As of December 31, 2023, there were 230,089 shares of common stock that had not been delivered in connection with the vesting of these PSUs. The aggregate fair value of PSUs vested during the year ended December 31, 2023, as adjusted for the Company's achievement of the applicable performance metrics, was $22.5 million.
(6) Number of PSUs assume that 100% of the target level of performance was achieved.
    Compensation expense recorded related to RSUs and PSUs in the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
RSU	$17,055	$13,269	$12,113
PSU	11,989	10,157	14,871
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs granted was $20.4 million and $12.0 million, respectively, as of December 31, 2023 and is expected to be recognized over the related weighted average period of 1.3 years and 1.8 years, respectively.

A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Year ended		Year ended
	December 31, 2023		December 31, 2022
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	474,886	231,580	525,029	188,527
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(128,912)	(91,843)	(159,854)	(87,215)
Net shares of common stock issued	345,974	139,737	365,175	101,312

Cumulative undelivered shares of common stock	462,799	421,331	407,173	191,242

Compensation Expense
The allocation of share-based compensation expense in the consolidated statement of operations was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cost of goods sold	$1,615	$1,316	$874
Selling, general and administrative	26,291	21,183	25,388
Research and development	1,803	1,584	1,377
Total compensation expense before income tax	29,709	24,083	27,639
Income tax benefit	5,126	4,174	4,631
Total compensation expense, net of income tax	$24,583	$19,909	$23,008

18. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments (Note 2), unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 12) and pension and other postretirement adjustments (Note 14).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

(in thousands)	Foreign Currency Translation	Foreign Exchange Derivative Instruments	Interest Rate Swap Derivative Instruments	Pension and Other Postretirement	Accumulated Other Comprehensive Loss, Net of Tax
Balances as of December 31, 2021	$(66,915)	$5,167	$—	$(37,834)	$(99,582)
Other comprehensive (loss) income before reclassifications	(30,940)	10,856	—	19,124	(960)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(9,840)	—	6,349	(3,491)
Tax expense	—	(585)	—	(5,050)	(5,635)
Balances as of December 31, 2022	$(97,855)	$5,598	$—	$(17,411)	$(109,668)
Other comprehensive income before reclassifications	2,430	4,880	991	6,430	14,731
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(6,982)	(690)	(793)	(8,465)
Tax benefit (expense)	—	433	(74)	(1,306)	(947)
Balances as of December 31, 2023	$(95,425)	$3,929	$227	$(13,080)	$(104,349)

19. Interest Expense, Net and Other Expense, Net
The components of interest expense, net were as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Interest expense	$43,630	$14,012	$6,730
(Gain) loss on interest rate swap	(690)	—	1,569
Interest income	(1,652)	(743)	(590)
Total interest expense, net	$41,288	$13,269	$7,709
The components of other expense, net were as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Non-service cost component of net periodic benefit cost	$3,327	$7,994	$5,697
Other (income) expense	(910)	835	(1,417)
Total other expense, net	$2,417	$8,829	$4,280

20. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Year ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021

Net income attributable to Acushnet Holdings Corp.	$198,429	$199,278	$178,873

Weighted average number of common shares:
Basic	67,063,933	71,958,879	74,536,637
RSUs	311,992	354,960	560,449
PSUs	141,180	246,259	167,988
Diluted	67,517,105	72,560,098	75,265,074
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$2.96	$2.77	$2.40
Diluted	$2.94	$2.75	$2.38
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the years ended December 31, 2023, 2022 and 2021 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
The following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Year ended December 31,
	2023	2022	2021
RSUs	66,590	107,497	72,871

21. Segment Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The Company has four reportable segments that are organized on the basis of product categories. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear.
The CODM primarily evaluates performance using segment operating income (loss). Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes certain other costs, such as interest expense, net; restructuring costs; the non-service cost component of net periodic benefit cost; transaction fees; as well as other non-operating gains and losses that the Company does not allocate to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.
Results shown for the years ended December 31, 2023, 2022 and 2021 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Net sales
Titleist golf balls	$761,724	$678,844	$667,552
Titleist golf clubs	658,645	609,573	551,532
Titleist golf gear	216,161	204,946	192,613
FootJoy golf wear	596,444	617,951	580,550
Other	149,021	159,022	155,683
Total net sales	$2,381,995	$2,270,336	$2,147,930
Segment operating income
Titleist golf balls	$144,266	$112,738	$106,202
Titleist golf clubs	106,542	100,926	75,397
Titleist golf gear	21,246	11,652	14,696
FootJoy golf wear	16,079	36,982	44,210
Other	13,204	24,252	23,437
Total segment operating income	301,337	286,550	263,942
Reconciling items:
Interest expense, net	(41,288)	(13,269)	(7,709)
Non-service cost component of net periodic benefit cost	(3,327)	(7,994)	(5,697)
Other	(15,122)	(5,852)	(2,713)
Total income before income tax	$241,600	$259,435	$247,823

Depreciation and amortization expense by reportable segment are as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Depreciation and amortization
Titleist golf balls	$23,228	$21,644	$22,248
Titleist golf clubs	13,321	8,672	8,136
Titleist golf gear	4,410	1,843	1,715
FootJoy golf wear	7,613	6,677	6,293
Other	2,784	2,870	2,851
Total depreciation and amortization	$51,356	$41,706	$41,243

Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Year ended December 31,
(in thousands)	2023	2022	2021
Net sales
United States	$1,350,006	$1,227,801	$1,125,006
EMEA (1)	314,655	321,545	296,003
Japan	149,425	161,027	187,985
Korea	301,815	312,655	322,609
Rest of World	266,094	247,308	216,327
Total net sales	$2,381,995	$2,270,336	$2,147,930
___________________________________
(1) Europe, the Middle East and Africa (“EMEA”)
Long-lived assets (property, plant and equipment, net) categorized based on their location of domicile are as follows:

	Year ended December 31,
(in thousands)	2023	2022
Long-lived assets
United States	$213,827	$178,375
EMEA	12,926	10,949
Japan	5,613	2,529
Korea	8,286	6,495
Rest of World (1)	54,691	56,124
Total long-lived assets	$295,343	$254,472
___________________________________
(1) Includes manufacturing facilities in Thailand with long lived assets of $43.7 million and $44.2 million as of December 31, 2023 and 2022, respectively.
22. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for advertising (including media placement and production costs), finished goods inventory, capital expenditures and endorsement arrangements with professional golfers.
The Company's purchase obligations as of December 31, 2023 were as follows:

	Payments Due by Period
(in thousands)	2024	2025	2026	2027	2028	Thereafter
Purchase obligations(1)	$287,422	$52,444	$2,619	$2,467	$2,416	$7,239
(1)    The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2023.

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