Form 10-Q
period 2024-03-31
Acushnet Holdings Corp.
filed 2024-05-07
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 63,069,560 shares of common stock outstanding as of May 1, 2024.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

In this Quarterly Report on Form 10‑Q, the terms “Acushnet,” “we,” “us,” “our” and the “Company” refer to Acushnet Holdings Corp. and its consolidated subsidiaries.
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
Any forward-looking statement made by us in this report speaks only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may pursue. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

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

4

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets
Cash, cash equivalents and restricted cash ($12,085 and $12,532 attributable to the variable interest entity ("VIE"))	$48,722	$65,435
Accounts receivable, net	464,954	201,352
Inventories ($5,783 and $9,621 attributable to the VIE)	537,412	615,535
Prepaid and other assets	123,360	114,370
Total current assets	1,174,448	996,692
Property, plant and equipment, net ($8,877 and $9,044 attributable to the VIE)	293,387	295,343
Goodwill ($32,312 and $32,312 attributable to the VIE)	223,221	225,302
Intangible assets, net	533,744	537,407
Deferred income taxes	26,618	31,454
Other assets ($1,951 and $1,972 attributable to the VIE)	105,541	110,479
Total assets	$2,356,959	$2,196,677
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$30,514	$28,997
Current portion of long-term debt	617	351
Accounts payable ($3,151 and $6,059 attributable to the VIE)	151,180	150,514
Accrued taxes	57,182	46,398
Accrued compensation and benefits ($240 and $1,233 attributable to the VIE)	67,551	111,136
Accrued expenses and other liabilities ($4,190 and $1,687 attributable to the VIE)	129,033	113,739
Total current liabilities	436,077	451,135
Long-term debt	833,335	671,819
Deferred income taxes	7,286	7,080
Accrued pension and other postretirement benefits	69,951	69,634
Other noncurrent liabilities	81,267	84,137
Total liabilities	1,427,916	1,283,805
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	9,604	9,785
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 63,287,749 and 63,429,243 shares issued	63	63
Additional paid-in capital	794,071	808,615
Accumulated other comprehensive loss, net of tax	(115,479)	(104,349)
Retained earnings	205,081	159,906
Total equity attributable to Acushnet Holdings Corp.	883,736	864,235
Noncontrolling interests	35,703	38,852
Total shareholders' equity	919,439	903,087
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,356,959	$2,196,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Net sales	$707,554	$686,290
Cost of goods sold	329,615	320,618
Gross profit	377,939	365,672
Operating expenses:
Selling, general and administrative	236,592	222,539
Research and development	16,453	14,540
Intangible amortization	3,513	3,689
Income from operations	121,381	124,904
Interest expense, net	13,076	9,896
Other expense, net	339	664
Income before income taxes	107,966	114,344
Income tax expense	23,407	20,725
Net income	84,559	93,619
Less: Net loss (income) attributable to noncontrolling interests	3,203	(344)
Net income attributable to Acushnet Holdings Corp.	$87,762	$93,275

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.36	$1.37
Diluted	1.35	1.36
Weighted average number of common shares:
Basic	64,621,122	68,213,068
Diluted	64,889,174	68,646,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(in thousands)	2024	2023
Net income	$84,559	$93,619
Other comprehensive loss:
Foreign currency translation adjustments	(12,071)	565
Cash flow derivative instruments:
Unrealized holding gains (losses) arising during period	3,921	(833)
Reclassification adjustments included in net income	(2,998)	(5,211)
Tax (expense) benefit	(203)	1,784
Cash flow derivative instruments, net	720	(4,260)
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	(90)	(406)
Tax benefit	20	90
Pension and other postretirement benefits adjustments, net	(70)	(316)
Total other comprehensive loss	(11,421)	(4,011)
Comprehensive income	73,138	89,608
Less: Comprehensive loss (income) attributable to noncontrolling interests	3,494	(408)
Comprehensive income attributable to Acushnet Holdings Corp.	$76,632	$89,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$84,559	$93,619
Adjustments to reconcile net income to cash flows used in operating activities
Depreciation and amortization	13,781	12,631
Unrealized foreign exchange gain	(350)	(2,768)
Amortization of debt issuance costs	431	165
Share-based compensation	7,424	7,283
Loss (gain) on disposals of property, plant and equipment	424	(6)
Deferred income taxes	4,541	14,278
Changes in operating assets and liabilities
Accounts receivable	(267,847)	(218,544)
Inventories	69,891	35,126
Accounts payable	(1,419)	(4,833)
Accrued taxes	12,340	31,468
Other assets and liabilities	(33,291)	(54,837)
Cash flows used in operating activities	(109,516)	(86,418)
Cash flows from investing activities
Additions to property, plant and equipment	(7,275)	(11,698)
Additions to intangible assets (Note 17)	—	(22,235)
Other, net	—	(901)
Cash flows used in investing activities	(7,275)	(34,834)
Cash flows from financing activities
Repayments of short-term borrowings, net (Note 5)	—	(3,796)
Proceeds from credit facilities (Note 5)	436,709	539,783
Repayments of credit facilities (Note 5)	(271,829)	(275,873)
Purchases of common stock	(33,322)	(116,123)
Dividends paid on common stock	(14,630)	(14,304)
Payment of employee restricted stock tax withholdings	(15,357)	(11,455)
Other, net	—	1,078
Cash flows provided by financing activities	101,571	119,310
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,493)	322
Net decrease in cash, cash equivalents and restricted cash	(16,713)	(1,620)
Cash, cash equivalents and restricted cash, beginning of year	65,435	58,904
Cash, cash equivalents and restricted cash, end of period	$48,722	$57,284
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$3,923	$3,595
Additions to right-of-use assets obtained in exchange for operating lease obligations	3,274	41,894
Additions to right-of-use assets obtained in exchange for finance lease obligations	434	607
Dividend equivalents rights ("DERs") declared not paid	496	452
Contingent consideration (Note 17)	—	3,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2022	76,322	$76	$960,685	$(109,668)	$473,130	$(385,167)	$939,056	$37,647	$976,703
Sale of equity to noncontrolling interests (Note 1)	—	—	444	—	(180)	—	264	—	264
Net income	—	—	—	—	93,275	—	93,275	379	93,654
Other comprehensive loss	—	—	—	(4,011)	—	—	(4,011)	—	(4,011)
Share-based compensation	—	—	7,119	—	—	—	7,119	—	7,119
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	447	1	(11,414)	—	—	—	(11,413)	—	(11,413)
Purchases of common stock (Note 10)	—	—	—	—	—	(23,539)	(23,539)	—	(23,539)
Dividends and dividend equivalents declared	—	—	—	—	(13,629)	—	(13,629)	—	(13,629)
Balances as of March 31, 2023	76,769	$77	$956,834	$(113,679)	$552,596	$(408,706)	$987,122	$38,026	$1,025,148

Balances as of December 31, 2023	63,429	$63	$808,615	$(104,349)	$159,906	$—	$864,235	$38,852	$903,087
Net income (loss)	—	—	—	—	87,762	—	87,762	(3,149)	84,613
Other comprehensive loss	—	—	—	(11,130)	—	—	(11,130)	—	(11,130)
Share-based compensation	—	—	7,260	—	—	—	7,260	—	7,260
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	406	—	(14,934)	—	—	—	(14,934)	—	(14,934)
Purchases of common stock (Note 10)	(547)	—	(6,870)	—	(28,432)	—	(35,302)	—	(35,302)
Dividends and dividend equivalents declared	—	—	—	—	(14,155)	—	(14,155)	—	(14,155)
Balances as of March 31, 2024	63,288	$63	$794,071	$(115,479)	$205,081	$—	$883,736	$35,703	$919,439

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the full year ending December 31, 2024, nor were those of the comparable 2023 periods representative of those actually experienced for the full year ended December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the SEC on February 29, 2024.
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
The Company consolidates the accounts of Acushnet Lionscore Limited (“Lionscore”), a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its unaudited condensed consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of March 31, 2024 and December 31, 2023. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both March 31, 2024 and December 31, 2023.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of March 31, 2024 and December 31, 2023, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.6 million and $1.7 million, respectively.
Foreign Currency Transactions
Foreign currency transaction losses included in selling, general and administrative expenses were $0.1 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures." The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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
The activity related to the allowance for doubtful accounts was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$8,840	$8,258
Bad debt expense	312	254
Amount of receivables written off	(196)	(52)
Foreign currency translation	(93)	48
Balance at end of period	$8,863	$8,508
3. Inventories
The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Raw materials and supplies	$140,108	$157,455
Work-in-process	29,275	24,949
Finished goods	368,029	433,131
Inventories	$537,412	$615,535

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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$4,997	$3,951
Provision	1,537	1,675
Claims paid/costs incurred	(1,296)	(1,229)
Foreign currency translation	(56)	(11)
Balance at end of period	$5,182	$4,386

5. Debt and Financing Arrangements
Credit Facility
The Company's credit agreement, dated as of December 23, 2019 (as subsequently amended on July 3, 2020 and August 2, 2022 (the "Credit Agreement")), provides for a $950.0 million multi-currency revolving credit facility, due to mature on August 2, 2027. As of March 31, 2024 and December 31, 2023, there were $485.2 million and $325.2 million, respectively, in outstanding borrowings under the Company's multi-currency revolving credit facility with a weighted average interest rate of 6.44% and 6.57%, respectively. As of March 31, 2024, the Company had available borrowings under its multi-currency revolving credit facility of $459.8 million after giving effect to $5.0 million of outstanding letters of credit.
The Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2024, the Company was in compliance with all covenants under its Credit Agreement.
On May 2, 2024, the Company entered into a third amendment (the “Third Amendment”) to its Credit Agreement (as so amended, the “Amended Credit Agreement”). On June 28, 2024, the Canadian Dollar Offered Rate (“CDOR”) will cease to be published (the “CORRA Transition Date”). Pursuant to the Third Amendment, for loans denominated in Canadian dollars borrowed or continued after the CORRA Transition Date, the Adjusted CDOR (as defined in the Credit Agreement) is replaced by adjusted term CORRA (the Canadian Overnight Repo Rate Average administered by Bank of Canada) plus a credit spread adjustment of 0.29547% (for a one-month Interest Period) or 0.32138% (for a three-month Interest Period) (“Adjusted Term CORRA”). The applicable margin for Adjusted Term CORRA loans remains 1.00% to 1.75%, depending on the Net Average Total Leverage Ratio (as defined in the Amended Credit Agreement).
Senior Unsecured Notes
On October 3, 2023, Acushnet Company (the "Issuer"), a wholly owned subsidiary of the Company, completed the issuance and sale of $350.0 million in gross proceeds of the Issuer's 7.375% senior unsecured notes due 2028 (the “Notes”). The Notes were issued pursuant to an Indenture, dated October 3, 2023 (the “Indenture”), among the Issuer, U.S. Bank Trust Company, National Association, as trustee of the Notes, and the Company and certain subsidiaries of the Issuer as guarantors. The proceeds from the Notes offering were used to repay $345.6 million of the outstanding borrowings under the Company's multi-currency revolving credit facility, as well as to pay fees and expenses related to the Notes offering. In connection with the Notes offering, the Company incurred fees and expenses of approximately $6.4 million, of which approximately $6.3 million was capitalized as debt issuance costs within long-term debt on the unaudited condensed consolidated balance sheet and is being amortized to interest expense, net over the term of the Notes using the effective interest rate method. The fair value of the Notes, based on third-party quotes (Level 2), as of March 31, 2024 and December 31, 2023 was $362.3 million and $365.1 million, respectively.
The Notes bear interest at a stated interest rate of 7.375% (an effective interest rate of 7.813%) per year, with interest payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2024. Accrued interest related to the Notes of $12.9 million and $6.5 million was included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2024, the Company was in compliance with all covenants under the Indenture.

Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the unaudited condensed consolidated balance sheets with the proceeds and repayments presented on a gross basis in the unaudited condensed consolidated statements of cash flows. There were $30.5 million and $29.0 million in outstanding borrowings under the Company's local credit facilities as of March 31, 2024 and December 31, 2023, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.74% and 0.45% as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the Company had available borrowings remaining under these local credit facilities of $29.4 million.

Letters of Credit
As of March 31, 2024 and December 31, 2023, there were outstanding letters of credit related to agreements, including the Credit Agreement, totaling $8.0 million and $11.3 million, respectively, of which $5.0 million and $8.1 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $58.0 million as of March 31, 2024.

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of March 31, 2024 and December 31, 2023 was $200.7 million and $209.6 million, respectively.
The Company also enters into foreign exchange forward contracts, which either do not qualify as hedging instruments or have not been designated as such, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expenses in the statement of operations. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of March 31, 2024 and December 31, 2023. Selling, general and administrative expenses during the three months ended March 31, 2023, included a gain of $0.1 million related to undesignated foreign exchange forward derivative instruments.
Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. The notional value of the Company's outstanding interest rate swap contracts was $100.0 million as of March 31, 2024 and December 31, 2023.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		March 31,	December 31,
Balance Sheet Location	Hedge Instrument Type	2024	2023
Prepaid and other assets	Foreign exchange forward	$5,068	$4,378
	Interest rate swap	620	452
Accrued expenses and other liabilities	Foreign exchange forward	1,053	1,931
	Interest rate swap	—	63
Other noncurrent liabilities	Interest rate swap	—	88

The hedge instrument gain (loss) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended
	March 31,
(in thousands)	2024	2023
Type of hedge
Foreign exchange forward	$3,342	$(477)
Interest rate swap	579	(356)
Total	$3,921	$(833)
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $7.1 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net gain of $0.6 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax, into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.
The hedge instrument gains recognized on the unaudited condensed consolidated statements of operations were as follows:

	Three months ended
	March 31,
(in thousands)	2024	2023
Location of gains in statements of operations
Foreign exchange forward:
Cost of goods sold	$2,738	$5,196
Selling, general and administrative (1)	723	210
Total	$3,461	$5,406

Interest Rate Swap:
Interest expense, net	$260	$15
Total	$260	$15
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 were as follows:

	Fair Value Measurements as of
	March 31, 2024 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$4,597	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	5,068	—	Prepaid and other assets
Interest rate derivative instruments	—	620	—	Prepaid and other assets
Deferred compensation program assets	787	—	—	Other assets
Total assets	$5,384	$5,688	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,053	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	787	—	—	Other noncurrent liabilities
Total liabilities	$787	$1,053	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 were as follows:

	Fair Value Measurements as of
	December 31, 2023 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$4,334	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	4,378	—	Prepaid and other assets
Interest rate derivative instruments	—	452	—	Prepaid and other assets
Deferred compensation program assets	725	—	—	Other assets
Total assets	$5,059	$4,830	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,931	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	63	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	725	—	—	Other noncurrent liabilities
Interest rate derivative instruments	—	88	—	Other noncurrent liabilities
Total liabilities	$725	$2,082	$—
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
(in thousands)	2024	2023	2024	2023
Components of net periodic benefit cost (credit)
Service cost	$1,325	$1,434	$91	$119
Interest cost	2,703	2,943	133	172
Expected return on plan assets	(1,838)	(1,962)	—	—
Amortization of net loss (gain)	58	21	(269)	(201)
Amortization of prior service cost (credit)	23	46	(34)	(34)
Net periodic benefit cost (credit)	$2,271	$2,482	$(79)	$56
The non-service cost components of net periodic benefit cost (credit) are included in other expense, net in the unaudited condensed consolidated statements of operations.

9. Income Taxes
Income tax expense increased by $2.7 million to $23.4 million for the three months ended March 31, 2024 compared to $20.7 million for the three months ended March 31, 2023. The Company’s effective income tax rate ("ETR") was 21.7% for the three months ended March 31, 2024 compared to 18.1% for the three months ended March 31, 2023.
The ETR for the three months ended March 31, 2024 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income, state income taxes and the Company's geographic mix of income earned by the Company's international subsidiaries, partially offset by the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits. The ETR for the three months ended March 31, 2023 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income, state income taxes and the Company's geographic mix of income earned by its international subsidiaries.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2024:
First Quarter	$0.215	$14,155
Total dividends declared in 2024	$0.215	$14,155

2023:
Fourth Quarter	$0.195	$12,941
Third Quarter	0.195	13,098
Second Quarter	0.195	13,667
First Quarter	0.195	13,629
Total dividends declared in 2023	$0.780	$53,335
During the second quarter of 2024, the Company's Board of Directors declared a dividend of $0.215 per share of common stock to shareholders of record as of June 7, 2024 and payable on June 21, 2024.

Share Repurchase Program
As of March 31, 2024, the Board of Directors had authorized the Company to repurchase up to $1.0 billion of its issued and outstanding common stock. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Company’s Credit Agreement and the Indenture (Note 5).
On June 16, 2022, the Company entered into an agreement with Magnus Holdings Co., Ltd. ("Magnus"), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2022 through January 13, 2023, up to an aggregate of $75.0 million, at the same weighted average per share price (the "2022 Agreement"). On August 30, 2022, the Company amended and restated the 2022 Agreement to increase the aggregate dollar amount of shares of its common stock that it would purchase from Magnus from $75.0 million to $100.0 million, (the "Amended and Restated 2022 Agreement"). In relation to this agreement, the Company recorded a share repurchase liability of $92.6 million for 2,000,839 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2022. Between January 1, 2023 and January 13, 2023, the Company purchased an additional 167,689 shares of its common stock on the open market for an aggregate of $7.4 million, bringing the cumulative total open market purchases since the inception of the 2022 Agreement to $100.0 million. As a result, on January 23, 2023, the Company purchased 2,168,528 shares of its common stock from Magnus for an aggregate of $100.0 million, in satisfaction of its obligation under the Amended and Restated 2022 Agreement.
On June 9, 2023, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from June 12, 2023 through October 27, 2023, up to an aggregate of $100.0 million, at the same weighted average per share price (the "2023 Agreement"). In relation to the 2023 Agreement, on November 3, 2023, the Company purchased 1,824,994 shares of its common stock from Magnus for an aggregate of $100.0 million in satisfaction of its obligation under the 2023 Agreement.
On March 14, 2024, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from April 1, 2024 through June 28, 2024, up to an aggregate of $37.5 million, at the same weighted average per share price (the "2024 Agreement").
The Company's share repurchase activity for the periods presented was as follows:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Shares repurchased in the open market:
Shares repurchased	547,233	346,389
Average price	$64.51	$46.54
Aggregate value (1)	$35,302	$16,122
Shares repurchased from Magnus:
Shares repurchased	—	2,168,528
Average price (2)	$—	$46.11
Aggregate value	$—	$100,001
Total shares repurchased:
Shares repurchased	547,233	2,514,917
Average price	$64.51	$46.17
Aggregate value	$35,302	$116,123
___________________________________
(1) Includes $2.0 million related to shares repurchased not settled as of March 31, 2024.
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
As of March 31, 2024, the Company had $339.7 million remaining under the current share repurchase authorization, including $37.5 million related to the 2024 Agreement. This program may be extended or otherwise modified by the Board of Directors at any time and will remain in effect until completed or until terminated by the Board of Directors.

Common Stock Retirement
The Company records retirements of repurchased common stock, upon either formal or constructive retirement, at cost and allocates the excess of the repurchase price over the par value of shares acquired to both retained earnings and additional paid-in capital. The portion allocated to additional paid-in capital is calculated on a pro rata basis of the shares to be retired and the total shares issued and outstanding as of the date of retirement. When shares of common stock are retired, they are deducted from the number of shares issued.
During the three months ended March 31, 2024, the Company presented as retired 547,233 shares of its repurchased common stock with an aggregate repurchase price of $35.3 million, which the company intends to formally retire in 2024.

11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (the “2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of March 31, 2024, the only awards granted under the 2015 Plan were RSUs and PSUs.
Restricted Stock and Performance Stock Units
RSUs granted to members of the Board of Directors vest immediately into shares of common stock. RSUs granted to Company officers generally vest over three years, with one-third of each grant vesting annually, subject to the recipient's continued employment with the Company. RSUs granted to other employees, consultants and advisors of the Company vest in accordance with the terms of the grants, generally either over three years or, beginning in 2022, with one-third of each grant vesting annually, subject to the recipient’s continued service to the Company. PSUs granted to Company officers and other employees vest based upon the Company's performance against specified targets, generally over a three-year performance period, subject to the recipient's continued service to the Company. At the end of the performance period, the number of shares of common stock that could be issued is determined based upon the Company's performance against these targets. The number of shares that could be issued can range from 0% to 200% of the recipient's target award. Recipients of the awards granted under the 2015 Plan may elect to defer receipt of all or any portion of any shares of common stock issuable upon vesting to a future date elected by the recipient.
All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding unvested RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.

A summary of the Company’s RSUs and PSUs as of March 31, 2024 and changes during the three months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2023	868,063	$46.45	480,254	$46.07
Granted	289,817	66.75	155,572	66.77
Vested (1)(2)	(439,436)	45.89	(133,099)	45.36
Forfeited	(7,273)	46.95	—	—
Outstanding as of March 31, 2024	711,171	$55.07	502,727	$52.66

_______________________________________________________________________________
(1)    Includes 50,237 shares of common stock related to RSU's that were not delivered as of March 31, 2024.
(2)    Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 133,099 PSUs that vested during the three months ended March 31, 2024, were entitled to receive 266,198 shares of common stock. As of March 31, 2024, there were 86,762 shares of common stock that had not been delivered in connection with the vesting of these PSUs.
(3)    Number of PSUs reflects 100% of the target level grant and may not be indicative of the performance level expected to be achieved.
Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2024	2023
RSUs	$4,496	$4,154
PSUs	2,764	2,965
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $34.9 million and $19.6 million, respectively, as of March 31, 2024, and is expected to be recognized over the related weighted average period of 1.6 years and 2.2 years, respectively.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Three months ended		Three months ended
	March 31, 2024		March 31, 2023
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	418,829	219,831	436,491	231,580
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(137,107)	(95,814)	(128,291)	(91,842)
Net shares of common stock issued	281,722	124,017	308,200	139,738

Cumulative undelivered shares of common stock	485,027	471,078	471,306	420,447
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2024	2023
Cost of goods sold	$403	$373
Selling, general and administrative	6,589	6,223
Research and development	432	687
Total compensation expense before income tax	7,424	7,283
Income tax benefit	1,672	1,492
Total compensation expense, net of income tax	$5,752	$5,791

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign	Interest		Accumulated
	Foreign	Exchange	Rate Swap	Pension and	Other
	Currency	Derivative	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2023	$(95,425)	$3,929	$227	$(13,080)	$(104,349)
Other comprehensive (loss) income before reclassifications	(11,780)	3,342	579	132	(7,727)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(2,738)	(260)	(222)	(3,220)
Tax (expense) benefit	—	(125)	(78)	20	(183)
Balance as of March 31, 2024	$(107,205)	$4,408	$468	$(13,150)	$(115,479)

13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2024	2023

Net income attributable to Acushnet Holdings Corp.	$87,762	$93,275

Weighted average number of common shares:
Basic	64,621,122	68,213,068
RSUs	268,052	340,101
PSUs	—	93,043
Diluted	64,889,174	68,646,212

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.36	$1.37
Diluted	$1.35	$1.36
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three months ended March 31, 2024 and 2023 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended
	March 31,
	2024	2023
RSUs	223,717	259,496

14. Segment Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The Company has four reportable segments that are organized on the basis of product categories. These segments include Titleist golf balls, Titleist golf clubs, Titleist golf gear and FootJoy golf wear.
The CODM primarily evaluates performance using segment operating income. Segment operating income includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes certain other costs, such as interest expense, net; restructuring costs; the non-service cost component of net periodic benefit cost; transaction fees; as well as certain other non-operating gains and losses that the Company does not allocate to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.
Results shown for the three months ended March 31, 2024 and 2023 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Net sales
Titleist golf balls	$207,987	$192,001
Titleist golf clubs	203,886	180,781
Titleist golf gear	68,172	67,043
FootJoy golf wear	192,407	205,274
Other	35,102	41,191
Total net sales	$707,554	$686,290

Segment operating income
Titleist golf balls	$42,167	$38,621
Titleist golf clubs	49,596	40,545
Titleist golf gear	10,113	12,190
FootJoy golf wear	26,439	30,801
Other	4,176	6,564
Total segment operating income	132,491	128,721
Reconciling items:
Interest expense, net	(13,076)	(9,896)
Restructuring costs (Note 16)	(6,967)	—
Non-service cost component of net periodic benefit cost	(776)	(985)
Other	(3,706)	(3,496)
Total income before income tax	$107,966	$114,344
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended March 31,
(in thousands)	2024	2023
United States	$418,243	$369,931
EMEA (1)	101,679	104,760
Japan	37,150	46,375
Korea	75,251	88,984
Rest of World	75,231	76,240
Total net sales	$707,554	$686,290
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
The Company's purchase obligations as of March 31, 2024 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2024	2025	2026	2027	2028	Thereafter
Purchase obligations (1)	$277,259	$52,003	$5,072	$2,433	$2,414	$7,239
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2024.
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

16. Restructuring Costs
During the first quarter of 2024, Lionscore approved a plan to permanently close certain production lines at the VIE's Fujian Fuh Deh Leh (“FDL”) factory as footwear production volume is shifted to a third party supplier. As a result of the closure, FDL plans to involuntarily separate certain direct and indirect manufacturing employees during 2024 (the "Plan"). After the restructuring, the remaining direct and indirect manufacturing employees at FDL will continue to service the remaining production lines. In relation to the Plan, during the three months ended March 31, 2024, the Company recorded involuntary employee termination costs of $7.0 million included in selling, general and administrative expenses on the unaudited condensed consolidated statement of operations. Accrued restructuring costs associated with the Plan are included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet as they are expected to be paid out within a year. There are no further material costs expected to be incurred in relation to the Plan. However, Lionscore could implement additional restructuring programs in the future. See Note 1 and Note 14 for further information.

The activity related to the Plan was as follows:

(in thousands)	Three months ended March 31, 2024
Balance at beginning of period	$—
Provision	6,967
Payments	(4,720)
Balance at end of period	$2,247

17. Other Business Developments
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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” following the Table of Contents. Unless otherwise noted, the figures in the following discussion are unaudited.
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

Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, net, income tax expense (benefit), depreciation and amortization and other items defined in our credit agreement, including: share-based compensation expense; restructuring and transformation costs; certain transaction fees; extraordinary, unusual or non-recurring losses or charges; indemnification expense (income); certain pension settlement costs; certain other non-cash (gains) losses, net and the net income (loss) relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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
Lastly, we use segment operating income (loss) to evaluate and assess the performance of each of our reportable segments and to make budgeting decisions. Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to our reportable segments, but excludes interest expense, net; restructuring costs; the non-service cost component of net periodic benefit cost; transaction fees and certain other non-operating gains and losses as we do not allocate these to the reportable segments.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended
	March 31,
(in thousands)	2024	2023
Net sales	$707,554	$686,290
Cost of goods sold	329,615	320,618
Gross profit	377,939	365,672
Operating expenses:
Selling, general and administrative	236,592	222,539
Research and development	16,453	14,540
Intangible amortization	3,513	3,689
Income from operations	121,381	124,904
Interest expense, net	13,076	9,896
Other expense, net	339	664
Income before income taxes	107,966	114,344
Income tax expense	23,407	20,725
Net income	84,559	93,619
Less: Net loss (income) attributable to noncontrolling interests	3,203	(344)
Net income attributable to Acushnet Holdings Corp.	$87,762	$93,275
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$87,762	$93,275
Interest expense, net	13,076	9,896
Income tax expense	23,407	20,725
Depreciation and amortization	13,781	12,631
Share-based compensation	7,424	7,283
Restructuring costs (1)	6,967	—
Transformation costs (2)(3)	3,825	2,956
Other extraordinary, unusual or non-recurring items, net	652	(328)
Net (loss) income attributable to noncontrolling interests	(3,203)	344
Adjusted EBITDA	$153,691	$146,782
Adjusted EBITDA margin	21.7%	21.4%
________________________
(1) For the three months ended March 31, 2024, relates to restructuring costs associated with the closure of certain production lines at our footwear manufacturing joint venture.
(2) For the three months ended March 31, 2024, includes $3.1 million related to the optimization of our information technology systems.
(3) For the three months ended March 31, 2024 and 2023, includes costs associated with the optimization of our distribution and custom fulfillment capabilities.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
Titleist golf balls	$208.0	$192.0	$16.0	8.3%	$18.0	9.4%
Titleist golf clubs	203.9	180.8	23.1	12.8%	25.3	14.0%
Titleist golf gear	68.2	67.0	1.2	1.8%	1.6	2.4%
FootJoy golf wear	192.4	205.3	(12.9)	(6.3)%	(11.7)	(5.7)%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
United States	$418.2	$369.9	$48.3	13.1%	$48.3	13.1%
EMEA (1)	101.7	104.8	(3.1)	(3.0)%	(5.6)	(5.3)%
Japan	37.2	46.4	(9.2)	(19.8)%	(4.8)	(10.3)%
Korea	75.3	89.0	(13.7)	(15.4)%	(10.7)	(12.0)%
Rest of world	75.2	76.2	(1.0)	(1.3)%	0.4	0.5%
Total net sales	$707.6	$686.3	$21.3	3.1%	$27.6	4.0%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	March 31,		Increase/(Decrease)
Segment operating income	2024	2023	$ change	% change
Titleist golf balls	$42.2	$38.6	$3.6	9.3%
Titleist golf clubs	49.6	40.5	9.1	22.5%
Titleist golf gear	10.1	12.2	(2.1)	(17.2)%
FootJoy golf wear	26.4	30.8	(4.4)	(14.3)%

Net Sales
For the three months ended March 31, 2024 net sales increased 3.1%, or 4.0% on a constant currency basis, compared to the three months ended March 31, 2023. This increase was driven primarily by higher sales volumes in Titleist golf clubs and Titleist golf balls, partially offset by lower sales volumes in FootJoy golf wear. A decline in sales volumes of products that are not allocated to one of our four reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was primarily the result of increases in Titleist golf clubs of $21.6 million, Titleist golf balls of $18.8 million and Titleist golf gear of $4.8 million. The increase in Titleist golf clubs was primarily driven by higher sales volumes of our newly introduced SM10 wedges. The increase in Titleist golf balls was primarily driven by higher sales volumes of Pro V1 and Pro V1x, Velocity, and our latest generation AVX, Tour Soft and TruFeel models. The increase in Titleist golf gear was primarily due to higher sales volumes in golf bags and travel product categories.

Net sales in regions outside the United States decreased 8.5%, or 6.5% on a constant currency basis, primarily due to lower sales in Korea, EMEA and Japan. In Korea, the decrease was primarily due to lower net sales of products that are not allocated to one of our four reportable segments and lower net sales in FootJoy golf wear, primarily apparel, Titleist golf gear and Titleist golf clubs. In EMEA, the decrease was primarily due to lower net sales in FootJoy golf wear, primarily footwear, and Titleist golf gear, partially offset by an increase in Titleist golf clubs. In Japan, net sales decreased primarily due to lower net sales in FootJoy golf wear and lower net sales of products that are not allocated to one of our four reportable segments, partially offset by higher net sales in Titleist golf clubs.
Gross Profit
Gross profit increased $12.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Gross margin increased to 53.4% for the three months ended March 31, 2024 compared to 53.3% for the three months ended March 31, 2023. The increase in gross profit was primarily the result of increases in Titleist golf clubs of $15.3 million and Titleist golf balls of $8.3 million largely due to the sales volume changes discussed above. These increases were partially offset by a decrease in FootJoy golf wear of $7.1 million primarily due to the sales volume change discussed above and unfavorable manufacturing overhead absorption. A decrease in gross profit of products not allocated to one of our four reportable segments also contributed to the change in gross profit.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $14.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was due in part to increases of $3.0 million in advertising and promotional expenses, $1.9 million in administrative expense and $1.8 million in selling expense, and also includes $7.0 million of restructuring costs associated with our footwear manufacturing joint venture as well as the favorable impact of changes in foreign currency exchange rates. The increase in advertising and promotional expenses was primarily related to new product launches and higher professional tour expenses. Administrative expense increased primarily due to higher information technology-related expenses. The increase in selling expense was primarily due to higher employee-related expenses, partially offset by lower retail commission expense in Korea.
Research and Development
R&D expenses increased $2.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily as a result of increases in employee-related expenses and to support new product introductions.
Interest Expense, net
Interest expense, net increased $3.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to an increase in interest rates and borrowings.
Income Tax Expense
Income tax expense increased $2.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Our effective tax rate ("ETR") was 21.7% for the three months ended March 31, 2024 compared to 18.1% for the three months ended March 31, 2023. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 8.3%, or 9.4% on a constant currency basis, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by higher sales volumes of Pro V1 and Pro V1x, Velocity, and our latest generation AVX, Tour Soft and TruFeel models launched in the first quarter of 2024.
Operating income in our Titleist golf balls segment increased $3.6 million, or 9.3% compared to the prior year period. The increase in operating income resulted from higher gross profit of $8.3 million, partially offset by higher operating expenses of $5.2 million. The increase in gross profit was primarily driven by the higher sales volumes discussed previously. Higher operating expenses were primarily a result of increases of $2.7 million and $1.1 million in selling and administrative expenses, respectively.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 12.8%, or 14.0% on a constant currency basis, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was largely due to higher sales volumes of our SM10 wedges launched in the first quarter of 2024 and T-Series irons launched in the third quarter of

2023. This increase was partially offset by lower sales volumes of drivers, hybrids and fairways, which were all in their second model year.
Operating income in our Titleist golf clubs segment increased $9.1 million, or 22.5% compared to the prior year period. The increase in operating income resulted from higher gross profit of $15.3 million, partially offset by higher operating expenses of $6.2 million. The increase in gross profit was primarily due to the higher sales volumes discussed previously. Higher operating expenses were primarily as a result of increases of $3.0 million and $2.0 million in selling expense and advertising and promotional expenses, respectively.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 1.8%, or 2.4% on a constant currency basis, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was driven by higher net sales in travel gear, golf glove and golf bag product categories.
Operating income in our Titleist golf gear segment decreased $2.1 million, or 17.2% compared to the prior year period. The decrease in operating income resulted from higher operating expenses, partially offset by higher gross profit. Gross profit increased $0.8 million, largely due to the higher net sales discussed previously. Operating expenses increased primarily due to higher selling expense of $2.2 million.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 6.3%, or 5.7% on a constant currency basis, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to lower sales volumes across all product categories, partially offset by higher average selling prices in apparel.
Operating income in our FootJoy golf wear segment decreased $4.4 million, or 14.3% compared to the prior year period. The decrease in operating income resulted from lower gross profit of $7.1 million, partially offset by lower operating expenses of $2.7 million. Gross profit decreased primarily as a result of the sales volume decrease discussed previously and unfavorable manufacturing overhead absorption, partially offset by higher average selling prices in apparel. Lower operating expenses were primarily a result of a decrease of $2.9 million in selling expense largely due to lower sales volumes and lower retail commission expense in Korea.

Liquidity and Capital Resources
Our primary cash needs relate to working capital, capital expenditures, servicing our debt, paying dividends, repurchasing shares of our common stock and pension contributions. Additionally, from time to time, we may make strategic acquisitions and investments to complement our products, technologies or businesses, which could impact our liquidity needs. We expect to rely on cash flows from operations and borrowings under our multi-currency revolving credit facility and local credit facilities as our primary sources of liquidity.
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
As of March 31, 2024, we had $47.1 million of unrestricted cash and cash equivalents (including $11.4 million attributable to our FootJoy golf shoe variable interest entity). As of March 31, 2024, 95.5% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States, including our FootJoy golf shoe variable interest entity. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost-effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
Macroeconomic factors could impact our results of operations in ways we cannot currently predict. Nonetheless, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including current and future economic trends and conditions, demand for our products, availability and cost of our raw materials and components, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Debt and Financing Arrangements
As of March 31, 2024, we had $459.8 million of availability under our multi-currency revolving credit facility after giving effect to $5.0 million of outstanding letters of credit. Additionally, we had $29.4 million of availability under certain local credit facilities of our subsidiaries.
The credit agreement governing our multi-currency revolving credit facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. This credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2024, we were in compliance with all covenants under our credit agreement.
The indenture governing our senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2024, we were in compliance with all covenants under the indenture.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 – Debt and Financing Arrangements,” Item 1 of Part I included elsewhere in this report and “Notes to Consolidated Financial Statements-Note-11-Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of our debt and financing arrangements. Additionally, see “Risk Factors - Risks Related to Our Indebtedness” as described in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion surrounding the risks and uncertainties related to our debt and financing arrangements.
Dividends and Share Repurchase Program
During the three months ended March 31, 2024, we paid dividends on our common stock of $14.6 million to our shareholders. During the second quarter of 2024, our Board of Directors declared a dividend of $0.215 per share of common stock to shareholders of record as of June 7, 2024 and payable on June 21, 2024.
As of March 31, 2024, our Board of Directors had authorized us to repurchase up to an aggregate of $1.0 billion of our issued and outstanding common stock. During the three months ended March 31, 2024, we repurchased 547,233 shares of common stock at an average price of $64.51 for an aggregate of $35.3 million.
On March 14, 2024, we entered into a new agreement with Magnus Holdings Co., Ltd. ("Magnus"), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from April 1, 2024 through June 28, 2024, up to an aggregate of $37.5 million, at the same weighted average per share price (the "2024 Agreement").
As of March 31, 2024, we had $339.7 million remaining under the current share repurchase authorization, including $37.5 million related to the 2024 Agreement.
See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.
Capital Expenditures
We made $7.3 million of capital expenditures during the three months ended March 31, 2024. Capital expenditures for the full year are expected to be approximately $85.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology and facilities to support our global strategic initiatives.

Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2024	2023
Cash flows from:
Operating activities	$(109,516)	$(86,418)
Investing activities	(7,275)	(34,834)
Financing activities	101,571	119,310
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,493)	322
Net decrease in cash, cash equivalents and restricted cash	$(16,713)	$(1,620)
Cash Flows from Operating Activities
The increase in cash used in operating activities was primarily related to changes in working capital. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The decrease in cash used in investing activities was primarily driven by cash paid for the acquisition of trademarks related to our gear business during the three months ended March 31, 2023, as well as a decrease in capital expenditures for the three months ended March 31, 2024.
Cash Flows from Financing Activities
The decrease in cash provided by financing activities was primarily driven by a decrease in net proceeds from borrowings, offset in part by a decrease in purchases of common stock.
Off-Balance Sheet Arrangements
As of March 31, 2024, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
From time to time, we enter into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of March 31, 2024, the notional value of our outstanding interest rate swap contract was $100.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statements-Note-6-Derivative Financial Instruments" for further discussion of our interest rate swap contract.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of March 31, 2024, we had $418.4 million of outstanding indebtedness at variable interest rates after giving effect to $100.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of March 31, 2024 would have resulted in an increase of $4.2 million in our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at March 31, 2024 was $200.7 million, representing a net settlement asset of $4.0 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of March 31, 2024, while not predictive in nature, indicated that the net settlement asset of $4.0 million would decrease by $13.7 million resulting in a net settlement liability of $9.7 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that inflation in the form of increased raw materials and other input costs, including inbound freight and wage rates, have impacted our business, results of operations, financial position and cash flows during the three months ended March 31, 2024 and 2023. Sustained and higher inflationary environments, including increased raw material and other input costs, could materially impact our business, results of operations, financial position and cash flows in the future.

ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended March 31, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.      Legal Proceedings
We are party to lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.

Item 1A.      Risk Factors
You should carefully consider each of the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the other information set forth in this report. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the first quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
January 1, 2024 - January 31, 2024	136,500	$63.78	136,500	$66,271
February 1, 2024 - February 29, 2024	130,000	66.58	130,000	357,617
March 1, 2024 - March 31, 2024	280,733	63.91	280,733	339,675
Total	547,233	$64.51	547,233

_______________________________________________________________________________
(1) On February 15, 2024, the Board of Directors authorized us to repurchase up to an additional $300.0 million of our issued and outstanding common stock, bringing the total authorization up to $1.0 billion since the share repurchase program was established in 2018.
(2)    On March 14, 2024, we entered into a new agreement with Magnus Holdings Co., Ltd. ("Magnus"), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from April 1, 2024 through June 28, 2024, up to an aggregate of $37.5 million, at the same weighted average per share price.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information
Third Amendment to Credit Agreement

On May 2, 2024, the Company entered into a third amendment (the “Third Amendment”) to its credit agreement, dated as of December 23, 2019 (as subsequently amended on July 3, 2020 and August 2, 2022 (the “Credit Agreement”) and, as amended pursuant to the Third Amendment, the “Amended Credit Agreement”), with Acushnet Company, Acushnet Canada Inc. and Acushnet Europe Limited, as borrowers, certain subsidiaries of Acushnet Company, together with the Company, as guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent. The Canadian Dollar Offered Rate (“CDOR”) will cease to be published on June 28, 2024 (the “CORRA Transition Date”). Pursuant to the Third Amendment, for loans denominated in Canadian dollars borrowed or continued after the CORRA Transition Date, the Adjusted CDOR (as defined in the Credit Agreement) is replaced by adjusted term CORRA (the Canadian Overnight Repo Rate Average administered by Bank of Canada) plus a credit spread adjustment of 0.29547% (for a one-month Interest Period) or 0.32138% (for a three-month Interest Period) (“Adjusted Term CORRA”). The applicable margin for Adjusted Term CORRA loans remains 1.00% to 1.75%, depending on the Net Average Total Leverage Ratio (as defined in the Amended Credit Agreement).

The foregoing summary of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Third Amendment, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers adopted, modified as to the amount, price or timing of trades, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.      Exhibits

Exhibit No.	Description
10.1
Stock Repurchase Agreement, dated March 14, 2024, by and between Acushnet Holdings Corp. and Magnus Holdings Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 14, 2024).

10.2	Third Amendment to Credit Agreement, dated as of May 2, 2024, by and between Acushnet Company and JPMorgan Chase Bank, N.A., as administrative agent (filed herewith).

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUSHNET HOLDINGS CORP.

Dated: May 7, 2024	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2024	By:	/s/ Sean Sullivan
Sean Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

