Form 10-Q
period 2024-06-30
Acushnet Holdings Corp.
filed 2024-08-06
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 61,813,629 shares of common stock outstanding as of July 31, 2024.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

4

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets
Cash, cash equivalents and restricted cash ($13,013 and $12,532 attributable to the variable interest entity ("VIE"))	$80,286	$65,435
Accounts receivable, net	411,565	201,352
Inventories ($3,714 and $9,621 attributable to the VIE)	482,605	615,535
Prepaid and other assets	119,068	114,370
Total current assets	1,093,524	996,692
Property, plant and equipment, net ($8,508 and $9,044 attributable to the VIE)	299,740	295,343
Goodwill ($32,312 and $32,312 attributable to the VIE)	221,836	225,302
Intangible assets, net	530,187	537,407
Deferred income taxes	24,587	31,454
Other assets ($1,924 and $1,972 attributable to the VIE)	104,284	110,479
Total assets	$2,274,158	$2,196,677
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$23,146	$28,997
Current portion of long-term debt	713	351
Accounts payable ($2,837 and $6,059 attributable to the VIE)	156,971	150,514
Accrued taxes	45,248	46,398
Accrued compensation and benefits ($480 and $1,233 attributable to the VIE)	87,513	111,136
Accrued expenses and other liabilities ($3,772 and $1,687 attributable to the VIE)	165,596	113,739
Total current liabilities	479,187	451,135
Long-term debt	728,129	671,819
Deferred income taxes	7,323	7,080
Accrued pension and other postretirement benefits	70,983	69,634
Other noncurrent liabilities	79,612	84,137
Total liabilities	1,365,234	1,283,805
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	10,215	9,785
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 62,728,903 and 63,429,243 shares issued	63	63
Additional paid-in capital	792,559	808,615
Accumulated other comprehensive loss, net of tax	(123,038)	(104,349)
Retained earnings	231,608	159,906
Treasury stock, at cost; (587,520 of accrued share repurchases) (Note 10)	(37,499)	—
Total equity attributable to Acushnet Holdings Corp.	863,693	864,235
Noncontrolling interests	35,016	38,852
Total shareholders' equity	898,709	903,087
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,274,158	$2,196,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Net sales	$683,867	$689,363	$1,391,421	$1,375,653
Cost of goods sold	312,113	320,840	641,728	641,458
Gross profit	371,754	368,523	749,693	734,195
Operating expenses:
Selling, general and administrative	246,084	242,015	482,676	464,554
Research and development	16,140	16,507	32,593	31,047
Intangible amortization	3,507	3,511	7,020	7,200
Income from operations	106,023	106,490	227,404	231,394
Interest expense, net	14,104	10,949	27,180	20,845
Other expense, net	543	428	882	1,092
Income before income taxes	91,376	95,113	199,342	209,457
Income tax expense	21,212	20,749	44,619	41,474
Net income	70,164	74,364	154,723	167,983
Less: Net loss (income) attributable to noncontrolling interests	1,264	291	4,467	(53)
Net income attributable to Acushnet Holdings Corp.	$71,428	$74,655	$159,190	$167,930

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.12	$1.09	$2.48	$2.46
Diluted	1.11	1.09	2.47	2.45
Weighted average number of common shares:
Basic	63,935,451	68,341,608	64,278,286	68,277,693
Diluted	64,160,688	68,649,044	64,524,931	68,647,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$70,164	$74,364	$154,723	$167,983
Other comprehensive loss:
Foreign currency translation adjustments	(6,989)	(2,493)	(19,060)	(1,928)
Cash flow derivative instruments:
Unrealized holding gains arising during period	2,185	5,063	6,106	4,230
Reclassification adjustments included in net income	(2,922)	(1,270)	(5,920)	(6,481)
Tax benefit (expense)	314	(1,246)	111	538
Cash flow derivative instruments, net	(423)	2,547	297	(1,713)
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	(163)	(698)	(253)	(1,104)
Tax benefit	41	158	61	248
Pension and other postretirement benefits adjustments, net	(122)	(540)	(192)	(856)
Total other comprehensive loss	(7,534)	(486)	(18,955)	(4,497)
Comprehensive income	62,630	73,878	135,768	163,486
Less: Comprehensive loss (income) attributable to noncontrolling interests	1,239	175	4,733	(233)
Comprehensive income attributable to Acushnet Holdings Corp.	$63,869	$74,053	$140,501	$163,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$154,723	$167,983
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	27,751	25,374
Unrealized foreign exchange gain	(86)	(3,341)
Amortization of debt issuance costs	866	337
Share-based compensation	14,967	16,064
Loss (gain) on disposals of property, plant and equipment	766	(15)
Deferred income taxes	6,735	23,302
Changes in operating assets and liabilities
Accounts receivable	(217,868)	(180,770)
Inventories	120,197	110,388
Accounts payable	3,570	(34,223)
Accrued taxes	1,300	23,572
Other assets and liabilities	(10,804)	(29,054)
Cash flows provided by operating activities	102,117	119,617
Cash flows from investing activities
Additions to property, plant and equipment	(22,110)	(27,228)
Additions to intangible assets (Note 17)	—	(25,235)
Other, net	—	(887)
Cash flows used in investing activities	(22,110)	(53,350)
Cash flows from financing activities
Repayments of short-term borrowings, net (Note 5)	—	(4,879)
Proceeds from credit facilities (Note 5)	692,681	779,920
Repayments of credit facilities (Note 5)	(638,797)	(661,605)
Purchases of common stock	(72,250)	(138,021)
Dividends paid on common stock	(28,076)	(27,413)
Payment of employee restricted stock tax withholdings	(16,577)	(11,461)
Other, net	—	1,078
Cash flows used in financing activities	(63,019)	(62,381)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,137)	(249)
Net increase in cash, cash equivalents and restricted cash	14,851	3,637
Cash, cash equivalents and restricted cash, beginning of year	65,435	58,904
Cash, cash equivalents and restricted cash, end of period	$80,286	$62,541
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$6,859	$3,771
Additions to right-of-use assets obtained in exchange for operating lease obligations	5,366	49,574
Additions to right-of-use assets obtained in exchange for finance lease obligations	434	607
Dividend equivalents rights ("DERs") declared not paid	944	1,008
Share repurchase liability (Note 10)	37,499	14,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of March 31, 2023	76,769	$77	$956,834	$(113,679)	$552,596	$(408,706)	$987,122	$38,026	$1,025,148
Net income (loss)	—	—	—	—	74,655	—	74,655	(28)	74,627
Other comprehensive loss	—	—	—	(666)	—	—	(666)	—	(666)
Share-based compensation	—	—	8,617	—	—	—	8,617	—	8,617
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	13	—	(5)	—	—	—	(5)	—	(5)
Purchases of common stock (Note 10)	—	—	—	—	—	(23,991)	(23,991)	—	(23,991)
Share repurchase liability (Note 10)	—	—	—	—	—	(14,846)	(14,846)	—	(14,846)
Dividends and dividend equivalents declared	—	—	—	—	(13,667)	—	(13,667)	—	(13,667)
Balances as of June 30, 2023	76,782	$77	$965,446	$(114,345)	$613,584	$(447,543)	$1,017,219	$37,998	$1,055,217

Balances as of March 31, 2024	63,288	$63	$794,071	$(115,479)	$205,081	$—	$883,736	$35,703	$919,439
Net income (loss)	—	—	—	—	71,428	—	71,428	(687)	70,741
Other comprehensive loss	—	—	—	(7,559)	—	—	(7,559)	—	(7,559)
Share-based compensation	—	—	7,379	—	—	—	7,379	—	7,379
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	29	—	(1,420)	—	—	—	(1,420)	—	(1,420)
Purchases of common stock (Note 10)	(588)	—	(7,471)	—	(30,028)	—	(37,499)	—	(37,499)
Share repurchase liability (Note 10)	—	—	—	—	—	(37,499)	(37,499)	—	(37,499)
Dividends and dividend equivalents declared	—	—	—	—	(13,873)	—	(13,873)	—	(13,873)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of June 30, 2024	62,729	$63	$792,559	$(123,038)	$231,608	$(37,499)	$863,693	$35,016	$898,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2022	76,322	$76	$960,685	$(109,668)	$473,130	$(385,167)	$939,056	$37,647	$976,703
Sale of equity to noncontrolling interests (Note 1)	—	—	444	—	(180)	—	264	—	264
Net income	—	—	—	—	167,930	—	167,930	351	168,281
Other comprehensive loss	—	—	—	(4,677)	—	—	(4,677)	—	(4,677)
Share-based compensation	—	—	15,736	—	—	—	15,736	—	15,736
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	460	1	(11,419)	—	—	—	(11,418)	—	(11,418)
Purchases of common stock (Note 10)	—	—	—	—	—	(47,530)	(47,530)	—	(47,530)
Share repurchase liability (Note 10)	—	—	—	—	—	(14,846)	(14,846)	—	(14,846)
Dividends and dividend equivalents declared	—	—	—	—	(27,296)	—	(27,296)	—	(27,296)
Balances as of June 30, 2023	76,782	$77	$965,446	$(114,345)	$613,584	$(447,543)	$1,017,219	$37,998	$1,055,217

Balances as of December 31, 2023	63,429	$63	$808,615	$(104,349)	$159,906	$—	$864,235	$38,852	$903,087
Net income (loss)	—	—	—	—	159,190	—	159,190	(3,836)	155,354
Other comprehensive loss	—	—	—	(18,689)	—	—	(18,689)	—	(18,689)
Share-based compensation	—	—	14,639	—	—	—	14,639	—	14,639
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	435	—	(16,354)	—	—	—	(16,354)	—	(16,354)
Purchases of common stock (Note 10)	(1,135)	—	(14,341)	—	(58,460)	—	(72,801)	—	(72,801)
Share repurchase liability (Note 10)	—	—	—	—	—	(37,499)	(37,499)	—	(37,499)
Dividends and dividend equivalents declared	—	—	—	—	(28,028)	—	(28,028)	—	(28,028)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of June 30, 2024	62,729	$63	$792,559	$(123,038)	$231,608	$(37,499)	$863,693	$35,016	$898,709

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the full year ending December 31, 2024, nor were those of the comparable 2023 periods representative of those actually experienced for the full year ended December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the SEC on February 29, 2024.
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
The Company consolidates the accounts of Acushnet Lionscore Limited (“Lionscore”), a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its unaudited condensed consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of June 30, 2024 and December 31, 2023. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the three and six months ended June 30, 2024, the Company recorded a $1.0 million redemption value adjustment to increase the carrying amount of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both June 30, 2024 and December 31, 2023.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of June 30, 2024 and December 31, 2023, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.6 million and $1.7 million, respectively.
Foreign Currency Transactions
Foreign currency transaction losses included in selling, general and administrative expenses were $0.9 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively. Foreign currency transaction losses included in selling, general and administrative expenses were $1.0 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively.
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
The activity related to the allowance for doubtful accounts was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$8,863	$8,508	$8,840	$8,258
Bad debt expense	339	543	651	797
Amount of receivables written off	(49)	(50)	(245)	(102)
Foreign currency translation	(30)	7	(123)	55
Balance at end of period	$9,123	$9,008	$9,123	$9,008
3. Inventories
The components of inventories were as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Raw materials and supplies	$142,481	$157,455
Work-in-process	27,368	24,949
Finished goods	312,756	433,131
Inventories	$482,605	$615,535

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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$5,182	$4,386	$4,997	$3,951
Provision	2,261	2,070	3,798	3,745
Claims paid/costs incurred	(1,901)	(1,423)	(3,197)	(2,652)
Foreign currency translation	(31)	16	(87)	5
Balance at end of period	$5,511	$5,049	$5,511	$5,049

5. Debt and Financing Arrangements
Credit Facility
The Company's credit agreement, dated as of December 23, 2019 (as subsequently amended on July 3, 2020 and August 2, 2022 (the "Credit Agreement")), provides for a $950.0 million multi-currency revolving credit facility, due to mature on August 2, 2027. On May 2, 2024, the Company entered into a third amendment (the “Third Amendment”) to its Credit Agreement (as so amended, the “Amended Credit Agreement”). On June 28, 2024, the Canadian Dollar Offered Rate (“CDOR”) ceased to be published (the “CORRA Transition Date”). Pursuant to the Third Amendment, for loans denominated in Canadian dollars borrowed or continued after the CORRA Transition Date, the Adjusted CDOR (as defined in the Credit Agreement) is replaced by adjusted term CORRA (the Canadian Overnight Repo Rate Average administered by Bank of Canada) plus a credit spread adjustment of 0.29547% (for a one-month Interest Period) or 0.32138% (for a three-month Interest Period) (“Adjusted Term CORRA”). The applicable margin for Adjusted Term CORRA loans remains 1.00% to 1.75%, depending on the Net Average Total Leverage Ratio (as defined in the Amended Credit Agreement).
The Amended Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The Amended Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2024, the Company was in compliance with all covenants under its Amended Credit Agreement.
As of June 30, 2024 and December 31, 2023, there were $379.7 million and $325.2 million, respectively, in outstanding borrowings under the Company's multi-currency revolving credit facility with a weighted average interest rate of 6.49% and 6.57%, respectively. As of June 30, 2024, the Company had available borrowings under its multi-currency revolving credit facility of $565.8 million after giving effect to $4.5 million of outstanding letters of credit.
Senior Unsecured Notes
On October 3, 2023, Acushnet Company (the "Issuer"), a wholly owned subsidiary of the Company, completed the issuance and sale of $350.0 million in gross proceeds of the Issuer's 7.375% senior unsecured notes due 2028 (the “Notes”). The Notes were issued pursuant to an Indenture, dated October 3, 2023 (the “Indenture”), among the Issuer, U.S. Bank Trust Company, National Association, as trustee of the Notes, and the Company and certain subsidiaries of the Issuer as guarantors. The proceeds from the Notes offering were used to repay $345.6 million of the outstanding borrowings under the Company's multi-currency revolving credit facility, as well as to pay fees and expenses related to the Notes offering. In connection with the Notes offering, the Company incurred fees and expenses of approximately $6.4 million, of which approximately $6.3 million was capitalized as debt issuance costs within long-term debt on the unaudited condensed consolidated balance sheet and is being amortized to interest expense, net over the term of the Notes using the effective interest rate method. The fair value of the Notes, based on third-party quotes (Level 2), as of June 30, 2024 and December 31, 2023 was $362.7 million and $365.1 million, respectively.
The Notes bear interest at a stated interest rate of 7.375% (an effective interest rate of 7.813%) per year, with interest payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2024. Accrued interest related to the Notes of $5.6 million and $6.5 million was included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2024, the Company was in compliance with all covenants under the Indenture.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the unaudited condensed consolidated balance sheets with the proceeds and repayments presented on a gross basis in the unaudited condensed consolidated statements of cash flows. There were $23.1 million and $29.0 million in outstanding borrowings under the Company's local credit facilities as of June 30, 2024 and December 31, 2023, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.34% and 0.45% as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the Company had available borrowings remaining under these local credit facilities of $34.6 million.

Letters of Credit
As of June 30, 2024 and December 31, 2023, there were outstanding letters of credit related to agreements, including the Credit Agreement, totaling $7.4 million and $11.3 million, respectively, of which $4.5 million and $8.1 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $57.9 million as of June 30, 2024.

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of June 30, 2024 and December 31, 2023 was $209.7 million and $209.6 million, respectively.
Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. The notional value of the Company's outstanding interest rate swap contracts was $100.0 million as of June 30, 2024 and December 31, 2023.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		June 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2024	2023
Prepaid and other assets	Foreign exchange forward	$4,578	$4,378
	Interest rate swap	553	452
Accrued expenses and other liabilities	Foreign exchange forward	1,093	1,931
	Interest rate swap	—	63
Other noncurrent liabilities	Interest rate swap	—	88

The hedge instrument gains recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Type of hedge
Foreign exchange forward	$1,995	$3,538	$5,337	$3,061
Interest rate swap	190	1,525	769	1,169
Total	$2,185	$5,063	$6,106	$4,230
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $6.4 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net gain of $0.6 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax, into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.
The hedge instrument gains recognized on the unaudited condensed consolidated statements of operations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Location of gains in statements of operations
Foreign exchange forward:
Cost of goods sold	$2,665	$1,097	$5,403	$6,293
Selling, general and administrative (1)	658	147	1,381	357
Total	$3,323	$1,244	$6,784	$6,650

Interest Rate Swap:
Interest expense, net	$257	$173	$517	$188
Total	$257	$173	$517	$188
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 were as follows:

	Fair Value Measurements as of
	June 30, 2024 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$4,663	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	4,578	—	Prepaid and other assets
Interest rate derivative instruments	—	553	—	Prepaid and other assets
Deferred compensation program assets	803	—	—	Other assets
Total assets	$5,466	$5,131	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,093	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	803	—	—	Other noncurrent liabilities
Total liabilities	$803	$1,093	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 were as follows:

	Fair Value Measurements as of
	December 31, 2023 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$4,334	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	4,378	—	Prepaid and other assets
Interest rate derivative instruments	—	452	—	Prepaid and other assets
Deferred compensation program assets	725	—	—	Other assets
Total assets	$5,059	$4,830	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,931	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	63	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	725	—	—	Other noncurrent liabilities
Interest rate derivative instruments	—	88	—	Other noncurrent liabilities
Total liabilities	$725	$2,082	$—
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
(in thousands)	2024	2023	2024	2023
Components of net periodic benefit cost (credit)
Service cost	$1,306	$1,416	$75	$96
Interest cost	2,685	2,716	127	159
Expected return on plan assets	(1,834)	(1,966)	—	—
Settlements	—	(27)	—	—
Amortization of net loss (gain)	59	24	(239)	(246)
Amortization of prior service cost (credit)	23	46	(34)	(34)
Net periodic benefit cost (credit)	$2,239	$2,209	$(71)	$(25)

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Components of net periodic benefit cost (credit)
Service cost	$2,631	$2,850	$166	$215
Interest cost	5,388	5,659	260	331
Expected return on plan assets	(3,672)	(3,928)	—	—
Settlements	—	(27)	—	—
Amortization of net loss (gain)	117	45	(508)	(447)
Amortization of prior service cost (credit)	46	92	(68)	(68)
Net periodic benefit cost (credit)	$4,510	$4,691	$(150)	$31
The non-service cost components of net periodic benefit cost (credit) are included in other expense, net in the unaudited condensed consolidated statements of operations.

9. Income Taxes
Income tax expense increased $0.5 million to $21.2 million for the three months ended June 30, 2024 compared to $20.7 million for the three months ended June 30, 2023. The Company’s effective tax rate ("ETR") was 23.2% for the three months ended June 30, 2024 compared to 21.8% for the three months ended June 30, 2023. Income tax expense increased $3.1 million to $44.6 million for the six months ended June 30, 2024 compared to $41.5 million for the six months ended June 30, 2023. The Company’s ETR was 22.4% for the six months ended June 30, 2024 compared to 19.8% for the six months ended June 30, 2023.
The ETR for the three and six months ended June 30, 2024 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income, state income taxes and the Company's geographic mix of income earned by the Company's international subsidiaries, partially offset by the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits. The ETR for the three and six months ended June 30, 2023 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, as well as the U.S. taxation of foreign income and the Company's geographic mix of income.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2024:
Second Quarter	$0.215	$13,873
First Quarter	0.215	14,155
Total dividends declared in 2024	$0.430	$28,028

2023:
Fourth Quarter	$0.195	$12,941
Third Quarter	0.195	13,098
Second Quarter	0.195	13,667
First Quarter	0.195	13,629
Total dividends declared in 2023	$0.780	$53,335
During the third quarter of 2024, the Company's Board of Directors declared a dividend of $0.215 per share of common stock to shareholders of record as of September 6, 2024 and payable on September 20, 2024.
Share Repurchase Program
As of June 30, 2024, the Board of Directors had authorized the Company to repurchase up to $1.0 billion of its issued and outstanding common stock. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Amended Credit Agreement and the Indenture (Note 5). This program may be extended or otherwise modified by the Board of Directors at any time and will remain in effect until completed or until terminated by the Board of Directors.
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
On March 14, 2024, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from April 1, 2024 through June 28, 2024, up to an aggregate of $37.5 million, at the same weighted average per share price (the "March 2024 Agreement"). In relation to this agreement, the Company recorded a share repurchase liability of $37.5 million for 587,520 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of June 30, 2024.

On June 14, 2024, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price.
The Company's share repurchase activity for the periods presented was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Shares repurchased in the open market:
Shares repurchased	587,520	482,500	1,134,753	828,889
Average price	$63.83	$49.72	$64.16	$48.39
Aggregate value (1)	$37,499	$23,990	$72,801	$40,112
Shares repurchased from Magnus:
Shares repurchased	—	—	—	2,168,528
Average price (2)	$—	$—	$—	$46.11
Aggregate value	$—	$—	$—	$100,001
Total shares repurchased:
Shares repurchased	587,520	482,500	1,134,753	2,997,417
Average price	$63.83	$49.72	$64.16	$46.74
Aggregate value	$37,499	$23,990	$72,801	$140,113
___________________________________
(1) Includes $0.6 million and $2.1 million related to shares repurchased not settled as of June 30, 2024 and 2023, respectively.
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
As of June 30, 2024, the Company had $302.2 million remaining under the current share repurchase authorization, including $100.0 million related to outstanding Magnus share repurchase agreements. On July 10, 2024, the Company purchased 587,520 shares of its common stock from Magnus for an aggregate of $37.5 million in satisfaction of its obligation under the March 2024 Agreement.
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
As of June 30, 2024, the Company presented as retired 1,134,753 shares of its repurchased common stock with an aggregate repurchase price of $72.8 million, which the company intends to formally retire in 2024.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (the “2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of June 30, 2024, the only awards granted under the 2015 Plan were RSUs and PSUs.
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
A summary of the Company’s RSUs and PSUs as of June 30, 2024 and changes during the six months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2023	868,063	$46.45	480,254	$46.07
Granted	307,816	66.72	156,087	66.77
Vested (1)(2)	(492,950)	46.51	(133,099)	45.36
Forfeited	(17,092)	32.48	(2,275)	56.40
Outstanding as of June 30, 2024	665,837	$56.14	500,967	$52.66

_______________________________________________________________________________
(1)    Includes 56,588 shares of common stock related to RSU's that were not delivered as of June 30, 2024.
(2)    Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 133,099 PSUs that vested during the six months ended June 30, 2024, were entitled to receive 266,198 shares of common stock. As of June 30, 2024, there were 86,762 shares of common stock that had not been delivered in connection with the vesting of these PSUs.
(3)    Number of PSUs reflects 100% of the target level grant and may not be indicative of the performance level expected to be achieved.
Compensation expense recorded related to RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
RSUs	$5,632	$4,800	$10,128	$8,954
PSUs	1,747	3,817	4,511	6,782
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $29.9 million and $16.5 million, respectively, as of June 30, 2024, and is expected to be recognized over the related weighted average period of 1.5 years and 2.0 years, respectively.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Six months ended		Six months ended
	June 30, 2024		June 30, 2023
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	465,992	219,831	448,897	231,580
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(155,596)	(95,814)	(128,291)	(91,842)
Net shares of common stock issued	310,396	124,017	320,606	139,738

Cumulative undelivered shares of common stock	491,381	471,078	479,991	420,447

Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Cost of goods sold	$400	$382	$803	$755
Selling, general and administrative	6,728	8,023	13,317	14,246
Research and development	415	376	847	1,063
Total compensation expense before income tax	7,543	8,781	14,967	16,064
Income tax benefit	1,737	1,867	3,409	3,359
Total compensation expense, net of income tax	$5,806	$6,914	$11,558	$12,705
12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign	Interest		Accumulated
	Foreign	Exchange	Rate Swap	Pension and	Other
	Currency	Derivative	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2023	$(95,425)	$3,929	$227	$(13,080)	$(104,349)
Other comprehensive (loss) income before reclassifications	(18,794)	5,337	769	160	(12,528)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(5,403)	(517)	(413)	(6,333)
Tax benefit (expense)	—	172	(61)	61	172
Balance as of June 30, 2024	$(114,219)	$4,035	$418	$(13,272)	$(123,038)

13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023

Net income attributable to Acushnet Holdings Corp.	$71,428	$74,655	$159,190	$167,930

Weighted average number of common shares:
Basic	63,935,451	68,341,608	64,278,286	68,277,693
RSUs	175,808	202,311	221,930	271,206
PSUs	49,429	105,125	24,715	99,084
Diluted	64,160,688	68,649,044	64,524,931	68,647,983

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.12	$1.09	$2.48	$2.46
Diluted	$1.11	$1.09	$2.47	$2.45
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.

The Company’s potential dilutive securities for the three and six months ended June 30, 2024 and 2023 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During 2024 and 2023, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three and six months ended June 30, 2024 and 2023.

The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
RSUs	211,442	—	217,579	129,748
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
Results shown for the three and six months ended June 30, 2024 and 2023 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net sales
Titleist golf balls	$247,470	$237,567	$455,457	$429,568
Titleist golf clubs	177,518	188,020	381,404	368,801
Titleist golf gear	68,915	69,871	137,087	136,914
FootJoy golf wear	157,209	158,231	349,616	363,505
Other	32,755	35,674	67,857	76,865
Total net sales	$683,867	$689,363	$1,391,421	$1,375,653

Segment operating income
Titleist golf balls	$61,017	$49,200	$103,184	$87,821
Titleist golf clubs	25,144	41,401	74,740	81,946
Titleist golf gear	13,911	13,679	24,024	25,869
FootJoy golf wear	7,873	3,595	34,312	34,396
Other	2,368	4,349	6,544	10,913
Total segment operating income	110,313	112,224	242,804	240,945
Reconciling items:
Interest expense, net	(14,104)	(10,949)	(27,180)	(20,845)
Restructuring costs (Note 16)	—	—	(6,967)	—
Non-service cost component of net periodic benefit cost	(787)	(672)	(1,563)	(1,657)
Other	(4,046)	(5,490)	(7,752)	(8,986)
Total income before income tax	$91,376	$95,113	$199,342	$209,457
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$408,527	$401,372	$826,770	$771,303
EMEA (1)	86,675	86,099	188,354	190,859
Japan	29,843	32,773	66,993	79,148
Korea	83,825	86,631	159,076	175,615
Rest of World	74,997	82,488	150,228	158,728
Total net sales	$683,867	$689,363	$1,391,421	$1,375,653
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
The Company's purchase obligations as of June 30, 2024 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2024	2025	2026	2027	2028	Thereafter
Purchase obligations (1)	$260,375	$32,918	$5,289	$2,472	$2,414	$7,239
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2024.
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

16. Restructuring Costs
During the first quarter of 2024, Lionscore approved a plan to permanently close certain production lines at the VIE's Fujian Fuh Deh Leh (“FDL”) factory as footwear production volume is shifted to a third party supplier. As a result of the closure, FDL plans to involuntarily separate certain direct and indirect manufacturing employees during 2024 (the "Plan"). After the restructuring, the remaining direct and indirect manufacturing employees at FDL will continue to service the remaining production lines. In relation to the Plan, during the six months ended June 30, 2024, the Company recorded involuntary employee termination costs of $7.0 million included in selling, general and administrative expenses on the unaudited condensed consolidated statement of operations. Accrued restructuring costs associated with the Plan are included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet as they are expected to be paid out within a year. There are no further material costs expected to be incurred in relation to the Plan. However, Lionscore could implement additional restructuring programs in the future. See Note 1 and Note 14 for further information.

The activity related to the Plan was as follows:

(in thousands)	Three months ended June 30, 2024	Six months ended June 30, 2024
Balance at beginning of period	$2,247	$—
Provision	—	6,967
Payments	(234)	(4,954)
Balance at end of period	$2,013	$2,013

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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net sales	$683,867	$689,363	$1,391,421	$1,375,653
Cost of goods sold	312,113	320,840	641,728	641,458
Gross profit	371,754	368,523	749,693	734,195
Operating expenses:
Selling, general and administrative	246,084	242,015	482,676	464,554
Research and development	16,140	16,507	32,593	31,047
Intangible amortization	3,507	3,511	7,020	7,200
Income from operations	106,023	106,490	227,404	231,394
Interest expense, net	14,104	10,949	27,180	20,845
Other expense, net	543	428	882	1,092
Income before income taxes	91,376	95,113	199,342	209,457
Income tax expense	21,212	20,749	44,619	41,474
Net income	70,164	74,364	154,723	167,983
Less: Net loss (income) attributable to noncontrolling interests	1,264	291	4,467	(53)
Net income attributable to Acushnet Holdings Corp.	$71,428	$74,655	$159,190	$167,930
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$71,428	$74,655	$159,190	$167,930
Interest expense, net	14,104	10,949	27,180	20,845
Income tax expense	21,212	20,749	44,619	41,474
Depreciation and amortization	13,970	12,743	27,751	25,374
Share-based compensation	7,543	8,781	14,967	16,064
Restructuring costs (1)	—	719	6,967	719
Transformation costs (2)(3)	4,077	3,967	7,902	6,923
Other extraordinary, unusual or non-recurring items, net	(57)	(207)	595	(535)
Net (loss) income attributable to noncontrolling interests	(1,264)	(291)	(4,467)	53
Adjusted EBITDA	$131,013	$132,065	$284,704	$278,847
Adjusted EBITDA margin	19.2%	19.2%	20.5%	20.3%
________________________
(1) For the six months ended June 30, 2024, relates to restructuring costs associated with the closure of certain production lines at our footwear manufacturing joint venture.
(2) For the three and six months ended June 30, 2024, includes $2.8 million and $5.9 million, respectively, related to the optimization of our information technology systems.
(3) For the three and six months ended June 30, 2024 and 2023, includes costs associated with the optimization of our distribution and custom fulfillment capabilities.

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
Titleist golf balls	$247.5	$237.6	$9.9	4.2%	$12.6	5.3%
Titleist golf clubs	177.5	188.0	(10.5)	(5.6)%	(7.8)	(4.1)%
Titleist golf gear	68.9	69.9	(1.0)	(1.4)%	0.1	0.1%
FootJoy golf wear	157.2	158.2	(1.0)	(0.6)%	1.1	0.7%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
United States	$408.5	$401.4	$7.1	1.8%	$7.1	1.8%
EMEA (1)	86.7	86.1	0.6	0.7%	0.9	1.0%
Japan	29.8	32.8	(3.0)	(9.1)%	1.2	3.7%
Korea	83.8	86.6	(2.8)	(3.2)%	0.7	0.8%
Rest of World	75.1	82.5	(7.4)	(9.0)%	(5.8)	(7.0)%
Total net sales	$683.9	$689.4	$(5.5)	(0.8)%	$4.1	0.6%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2024	2023	$ change	% change
Titleist golf balls	$61.0	$49.2	$11.8	24.0%
Titleist golf clubs	25.1	41.4	(16.3)	(39.4)%
Titleist golf gear	13.9	13.7	0.2	1.5%
FootJoy golf wear	7.9	3.6	4.3	119.4%

For the three months ended June 30, 2024, net sales decreased 0.8%, or increased 0.6% on a constant currency basis, as compared to the three months ended June 30, 2023. The increase on a constant currency basis was primarily due to higher sales volumes in Titleist golf balls, partially offset by lower sales volumes in Titleist golf clubs.
The increase in net sales in the United States was primarily the result of increases in Titleist golf balls of $13.4 million and in FootJoy golf wear of $4.0 million, partially offset by a decrease in Titleist golf clubs of $10.5 million. The increase in Titleist golf balls was primarily driven by higher sales volumes of Pro V1 and Pro V1x, and our latest generation AVX golf balls. The increase in FootJoy golf wear was primarily a result of higher average selling prices in apparel and higher net sales in footwear. The decrease in Titleist golf clubs was primarily due to lower sales volumes of drivers, fairways, hybrids and Super Select putters, which were all in their second model year, partially offset by higher sales volumes of our T-Series irons, as well as SM10 wedges and Phantom putters.
Net sales in regions outside the United States decreased 4.4%, or 1.0% on a constant currency basis primarily, due to lower net sales in Rest of World partially offset by increases in Japan, EMEA and Korea. In Rest of World, the decrease in net sales was primarily due to lower net sales in FootJoy golf wear, primarily footwear.

Gross Profit
Gross profit increased $3.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Gross margin increased to 54.4% for the three months ended June 30, 2024 compared to 53.5% for the three months ended June 30, 2023. The increase in gross profit primarily resulted from an increase of $13.0 million in Titleist golf balls primarily due to the sales volume increase discussed previously, as well as lower manufacturing costs, an increase of $2.9 million in Titleist golf gear primarily due to higher average selling prices and an increase of $1.8 million in FootJoy golf wear primarily due to a favorable shift in product mix. The increase in gross profit was partially offset by a decrease of $12.9 million in Titleist golf clubs primarily due to the sales volume decrease discussed previously and repositioning of products in their second year of a two-year product life cycle. The increase in gross margin was primarily due to lower manufacturing costs in Titleist golf balls, partially offset by the repositioning of second model year golf clubs as discussed previously.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $4.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily a result of increases of $3.0 million in administrative expense and $2.1 million in selling expense. The increase in administrative expense was primarily due to higher information technology-related expenses. The increase in selling expense was primarily due to higher distribution expense in the United States. Additionally, SG&A includes the favorable impact of changes in foreign currency exchange rates.
Interest Expense, net
Interest expense, net increased $3.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to an increase in borrowings.
Income Tax Expense
Income tax expense increased $0.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Our effective tax rate (“ETR”) was 23.2% for the three months ended June 30, 2024 compared to 21.8% for the three months ended June 30, 2023. The change in the ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 4.2%, or 5.3% on a constant currency basis, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily driven by higher sales volumes of Pro V1 and Pro V1x, and our latest generation AVX golf balls launched in the first quarter of 2024.
Operating income in our Titleist golf balls segment increased $11.8 million, or 24.0%, compared to the prior year period. The increase in operating income was primarily due to an increase of $13.0 million in gross profit, partially offset by higher operating expenses of $1.2 million. The increase in gross profit was driven by the higher sales volumes discussed previously and lower manufacturing costs. Higher operating expenses were primarily the result of an increase of $2.1 million in administrative expenses, largely offset by a decrease of $1.8 million in advertising and promotional expenses primarily due to the timing of promotional expenses.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment decreased 5.6%, or 4.1% on a constant currency basis, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was largely due lower sales volumes of drivers, fairways, hybrids and Super Select putters, which were all in their second model year, partially offset by higher sales volumes of our T-Series irons launched in the third quarter of 2023, as well as SM10 wedges and Phantom putters, each launched in the first quarter of 2024.
Operating income in our Titleist golf clubs segment decreased $16.3 million, or 39.4% compared to the prior year period. The decrease in operating income primarily resulted from a decrease of $12.9 million in gross profit and higher operating expenses of $3.4 million. The decrease in gross profit was primarily driven by the lower sales volumes discussed previously and repositioning of products in their second year of a two-year product life cycle. Higher operating expenses were primarily a result of increases of $2.0 million and $1.3 million in advertising and promotional, and selling expenses, respectively, largely due to professional tour and new product launch expenses.

Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment decreased 1.4%, and were flat on a constant currency basis, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as increased sales volumes in travel product categories and higher average selling prices across all product categories were offset by lower sales volumes in golf bags.
Operating income in our Titleist golf gear segment increased $0.2 million, or 1.5% compared to the prior year period. The increase in operating income primarily resulted from an increase of $2.9 million in gross profit, partially offset by higher operating expenses of $2.7 million. The increase in gross profit was primarily due to higher average selling prices. Higher operating expenses were primarily a result of an increase of $1.9 million in selling primarily due to higher distribution expense.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 0.6%, or increased 0.7% on a constant currency basis, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in constant currency was largely due to higher net sales in apparel, partially offset by lower net sales in footwear.
Operating income in our FootJoy golf wear segment increased $4.3 million, or 119.4% compared to the prior year period. The increase in operating income primarily resulted from an increase of $1.8 million in gross profit and lower operating expenses of $2.4 million. The increase in gross profit was primarily due to a favorable shift in product mix. Operating expenses decreased primarily as a result of a decrease of $3.0 million in selling expense, largely due to lower distribution expense.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Net sales by reportable segment is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
Titleist golf balls	$455.5	$429.6	$25.9	6.0%	$30.6	7.1%
Titleist golf clubs	381.4	368.8	12.6	3.4%	17.5	4.7%
Titleist golf gear	137.1	136.9	0.2	0.1%	1.7	1.2%
FootJoy golf wear	349.6	363.5	(13.9)	(3.8)%	(10.6)	(2.9)%
Net sales information by region is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
United States	$826.8	$771.3	$55.5	7.2%	$55.5	7.2%
EMEA (1)	188.4	190.9	(2.5)	(1.3)%	(4.7)	(2.5)%
Japan	67.0	79.1	(12.1)	(15.3)%	(3.6)	(4.6)%
Korea	159.1	175.6	(16.5)	(9.4)%	(10.0)	(5.7)%
Rest of World	150.1	158.8	(8.7)	(5.5)%	(5.5)	(3.5)%
Total net sales	$1,391.4	$1,375.7	$15.7	1.1%	$31.7	2.3%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")

Segment operating income by reportable segment is summarized as follows:

	Six months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2024	2023	$ change	% change
Titleist golf balls	$103.2	$87.8	$15.4	17.5%
Titleist golf clubs	74.7	81.9	(7.2)	(8.8)%
Titleist golf gear	24.0	25.9	(1.9)	(7.3)%
FootJoy golf wear	34.3	34.4	(0.1)	(0.3)%

Net Sales
For the six months ended June 30, 2024 net sales increased 1.1%, or 2.3% on a constant currency basis, compared to the six months ended June 30, 2023. This increase was driven primarily by higher sales volumes in Titleist golf balls and Titleist golf clubs, partially offset by lower sales volumes in FootJoy golf wear. A decline in sales volumes of products that are not allocated to one of our four reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was due to increases across all reportable segments, as a result of increases in Titleist golf balls of $32.1 million, Titleist golf clubs of $11.1 million, FootJoy golf wear of $5.5 million and Titleist golf gear of $5.5 million. The increase in Titleist golf balls was primarily driven by higher sales volumes of Pro V1 and Pro V1x and our latest generation AVX, Tour Soft and TruFeel models. The increase in Titleist golf clubs was primarily driven by higher sales volumes of our SM10 wedges and T-Series irons. The increase in FootJoy golf wear was primarily due to higher average selling prices in apparel. The increase in Titleist golf gear was primarily due to higher sales volumes in travel product categories.
Net sales in regions outside the United States decreased 6.6%, or 3.9% on a constant currency basis. In Korea, the decrease was primarily due to lower net sales of products that are not allocated to one of our four reportable segments and lower net sales in FootJoy golf wear, primarily apparel, and Titleist golf gear. In Rest of World, the decrease was primarily due to lower net sales in FootJoy golf wear, primarily footwear and apparel. In EMEA, the decrease was primarily due to lower net sales in FootJoy golf wear, primarily footwear and apparel, and lower net sales of products that are not allocated to one of our four reportable segments, partially offset by an increase in Titleist golf clubs. In Japan, net sales decreased primarily due to lower net sales in FootJoy golf wear, primarily footwear, lower net sales of Titleist golf gear and lower net sales of products that are not allocated to one of our four reportable segments, partially offset by higher net sales in Titleist golf clubs.
Gross Profit
Gross profit increased $15.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Gross margin increased to 53.9% for the six months ended June 30, 2024 compared to 53.4% for the six months ended June 30, 2023. The increase in gross profit was primarily the result of increases in Titleist golf balls of $21.3 million, in Titleist golf gear of $3.8 million and in Titleist golf clubs of $2.4 million largely due to the sales volume changes discussed previously and lower manufacturing costs in Titleist golf balls. These increases were partially offset by a decrease in FootJoy golf wear of $5.3 million primarily due to the sales volume change discussed previously and unfavorable manufacturing overhead absorption. A decrease in gross profit of products not allocated to one of our four reportable segments also contributed to the change in gross profit. The increase in gross margin was primarily due to lower manufacturing costs in Titleist golf balls.
Selling, General and Administrative Expenses
SG&A expenses increased $18.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily a result of increases of $4.9 million in administrative expense, $3.9 million in selling expense and $3.4 million in advertising and promotional expenses, and also includes $7.0 million of restructuring costs associated with our footwear manufacturing joint venture, as well as the favorable impact of changes in foreign currency exchange rates. Administrative expense increased primarily due to higher information technology-related expenses. The increase in selling expense was primarily due to higher employee-related expenses, partially offset by lower retail commission expense in Korea. The increase in advertising and promotional expenses was primarily related to higher professional tour expenses and new product launches.

Research and Development
R&D expenses increased $1.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily as a result of increases in employee-related expenses.
Interest Expense, net
Interest expense, net increased $6.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in borrowings and interest rates.
Income Tax Expense
Income tax expense increased $3.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Our ETR was 22.4% for the six months ended June 30, 2024 compared to 19.8% for the six months ended June 30, 2023. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 6.0%, or 7.1% on a constant currency basis, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by higher sales volumes of Pro V1 and Pro V1x, and our latest generation AVX, Tour Soft and TruFeel models launched in the first quarter of 2024.
Operating income in our Titleist golf balls segment increased $15.4 million, or 17.5% compared to the prior year period. The increase in operating income resulted from higher gross profit of $21.3 million, partially offset by higher operating expenses of $6.3 million. The increase in gross profit was primarily driven by the higher sales volumes discussed previously and lower manufacturing costs. Higher operating expenses were primarily a result of increases of $3.3 million and $3.2 million in selling expense and administrative expenses, respectively.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 3.4%, or 4.7% on a constant currency basis, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was largely due to higher sales volumes of our SM10 wedges launched in the first quarter of 2024 and T-Series irons launched in the third quarter of 2023. This increase was partially offset by lower sales volumes of drivers, hybrids and fairways, which were all in their second model year.
Operating income in our Titleist golf clubs segment decreased $7.2 million, or 8.8% compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $9.6 million partially offset by higher gross profit of $2.4 million. The increase in gross profit was primarily due to the higher sales volumes discussed previously, partially offset by repositioning of products in their second year of a two-year product life cycle. Higher operating expenses were primarily a result of increases of $4.2 million and $4.0 million in selling expense and advertising and promotional expenses, respectively.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 0.1%, or 1.2% on a constant currency basis, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was driven by higher sales volumes in travel product categories and higher average selling prices across all product categories, partially offset by lower sales volumes in golf bags.
Operating income in our Titleist golf gear segment decreased $1.9 million, or 7.3% compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $5.4 million, partially offset by higher gross profit of $3.8 million. The increase in gross profit was largely due to the higher net sales discussed previously and lower cost of customization. Operating expenses increased primarily due to higher selling expense of $4.0 million primarily due to higher distribution expense and employee-related expenses.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 3.8%, or 2.9% on a constant currency basis, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to lower sales volumes across all product categories and lower average selling prices in footwear, partially offset by higher average selling prices in apparel.
Operating income in our FootJoy golf wear segment decreased $0.1 million, or 0.3% compared to the prior year period. The decrease in operating income resulted from lower gross profit of $5.3 million, largely offset by lower operating expenses of $5.2 million. Gross profit decreased primarily as a result of the sales volume decrease discussed previously and unfavorable manufacturing overhead absorption, partially offset by higher average selling prices in apparel. Lower operating expenses were primarily a result of a decrease of $6.0 million in selling expense, largely due to lower distribution expense and lower retail commission expense in Korea.

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
As of June 30, 2024, we had $78.7 million of unrestricted cash and cash equivalents (including $12.3 million attributable to our FootJoy golf shoe variable interest entity). As of June 30, 2024, 96.4% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States, including our FootJoy golf shoe variable interest entity. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost-effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
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
Debt and Financing Arrangements
As of June 30, 2024, we had $565.8 million of availability under our multi-currency revolving credit facility after giving effect to $4.5 million of outstanding letters of credit. Additionally, we had $34.6 million of availability under certain local credit facilities of our subsidiaries.
The credit agreement governing our multi-currency revolving credit facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. This credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2024, we were in compliance with all covenants under our credit agreement.
The indenture governing our senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2024, we were in compliance with all covenants under the indenture.
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
Dividends and Share Repurchase Program
During the six months ended June 30, 2024, we paid dividends on our common stock of $28.1 million to our shareholders. During the third quarter of 2024, our Board of Directors declared a dividend of $0.215 per share of common stock to shareholders of record as of September 6, 2024 and payable on September 20, 2024.
As of June 30, 2024, our Board of Directors had authorized us to repurchase up to an aggregate of $1.0 billion of our issued and outstanding common stock. During the six months ended June 30, 2024, we repurchased 1,134,753 shares of common stock at an average price of $64.16 for an aggregate of $72.8 million.
On March 14, 2024, we entered into an agreement with Magnus Holdings Co., Ltd. ("Magnus"), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from April 1, 2024 through June 28, 2024, up to an aggregate of $37.5 million, at the same weighted average per share price (the "March 2024 Agreement"). In relation to this agreement, we recorded a liability of $37.5 million to purchase an additional 587,520 shares of common stock from Magnus as of June 30, 2024. As a result, on July 10, 2024, we purchased 587,520 shares of our common stock from Magnus for an aggregate of $37.5 million in satisfaction of our obligation under the March 2024 Agreement.
On June 14, 2024, we entered into a new agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price.
As of June 30, 2024, we had $302.2 million remaining under the current share repurchase authorization, including $100.0 million related to outstanding Magnus share repurchase agreements.
See “Notes to Unaudited Condensed Consolidated Financial Statements-Note-10-Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.
Capital Expenditures
We made $22.1 million of capital expenditures during the six months ended June 30, 2024. Capital expenditures for the full year are expected to be approximately $80.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology and facilities to support our global strategic initiatives.

Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2024	2023
Cash flows from:
Operating activities	$102,117	$119,617
Investing activities	(22,110)	(53,350)
Financing activities	(63,019)	(62,381)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2,137)	(249)
Net increase in cash, cash equivalents and restricted cash	$14,851	$3,637
Cash Flows from Operating Activities
The decrease in cash provided by operating activities was primarily driven by a decrease in net income and a decrease in deferred income tax expense, offset in part by an increase in working capital. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The decrease in cash used in investing activities was primarily driven by cash paid for the acquisition of trademarks related to our gear business during the six months ended June 30, 2023, as well as a decrease in capital expenditures for the six months ended June 30, 2024.
Cash Flows from Financing Activities
The change in cash used in financing activities was primarily driven by a decrease in cash paid for purchases of common stock, offset by a decrease in net proceeds from borrowings and an increase in payments of employee restricted stock tax withholdings.
Off-Balance Sheet Arrangements
As of June 30, 2024, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
From time to time, we enter into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of June 30, 2024, the notional value of our outstanding interest rate swap contract was $100.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statements-Note-6-Derivative Financial Instruments," Item 1 of Part I, included elsewhere in this report for further discussion of our interest rate swap contract.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of June 30, 2024, we had $305.9 million of outstanding indebtedness at variable interest rates after giving effect to $100.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of June 30, 2024 would have resulted in an increase of $3.1 million in our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at June 30, 2024 was $209.7 million, representing a net settlement asset of $3.5 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of June 30, 2024, while not predictive in nature, indicated that the net settlement asset of $3.5 million would decrease by $14.7 million resulting in a net settlement liability of $11.2 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that inflation in the form of increased raw materials and other input costs, including inbound freight and wage rates, have impacted our business, results of operations, financial position and cash flows during the three and six months ended June 30, 2024 and 2023. Sustained and higher inflationary environments, including increased raw material and other input costs, could materially impact our business, results of operations, financial position and cash flows in the future.

ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended June 30, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the second quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
April 1, 2024 - April 30, 2024	208,689	$63.09	208,689	$326,510
May 1, 2024 - May 31, 2024	209,000	63.66	209,000	313,205
June 1, 2024 - June 30, 2024	169,831	64.94	169,831	302,176
Total	587,520	$63.83	587,520

_______________________________________________________________________________
(1) On March 14, 2024, we entered into an agreement with Magnus Holdings Co., Ltd. ("Magnus"), a wholly-owned subsidiary of Fila Holdings Corp., to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from April 1, 2024 through June 28, 2024, up to an aggregate of $37.5 million, at the same weighted average per share price ("March 2024 Agreement"). In relation to this agreement, we recorded a share repurchase liability of $37.5 million for 587,520 shares of our common stock as of June 30, 2024. On July 10, 2024, we purchased 587,520 shares of our common stock from Magnus for an aggregate of $37.5 million in satisfaction of our obligation under the March 2024 Agreement.
(2)    On June 14, 2024, we entered into a new agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information
None.

ITEM 6.      Exhibits

Exhibit No.	Description
10.1
Stock Repurchase Agreement, dated June 14, 2024, by and between Acushnet Holdings Corp. and Magnus Holdings Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 14, 2024).

10.2
Third Amendment to Credit Agreement, dated as of May 2, 2024, by and between Acushnet Company and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2024).

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

ACUSHNET HOLDINGS CORP.

Dated: August 6, 2024	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2024	By:	/s/ Sean Sullivan
Sean Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

