Form 10-Q
period 2024-09-30
Acushnet Holdings Corp.
filed 2024-11-07
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 60,802,949 shares of common stock outstanding as of November 1, 2024.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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
•our involvement in lawsuits to protect, defend or enforce our intellectual property rights;
•our ability to prevent infringement of intellectual property rights by others;
•changes to patent laws;
•intense competition and our ability to maintain a competitive advantage in each of our markets;
•limited opportunities for future growth in sales of certain of our products, including golf balls, golf shoes and golf gloves;
•our customers’ financial conditions, levels of business activity and ability to pay their trade obligations;
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
•negative publicity relating to us, the golfers who use our products or the golf industry in general;
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

4

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets
Cash, cash equivalents and restricted cash ($13,659 and $12,532 attributable to the variable interest entity ("VIE"))	$99,062	$65,435
Accounts receivable, net	367,519	201,352
Inventories ($3,276 and $9,621 attributable to the VIE)	497,519	615,535
Prepaid and other assets	121,349	114,370
Total current assets	1,085,449	996,692
Property, plant and equipment, net ($8,363 and $9,044 attributable to the VIE)	311,582	295,343
Goodwill ($32,312 and $32,312 attributable to the VIE)	225,130	225,302
Intangible assets, net	526,856	537,407
Deferred income taxes	25,382	31,454
Other assets ($1,916 and $1,972 attributable to the VIE)	106,349	110,479
Total assets	$2,280,748	$2,196,677
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$21,165	$28,997
Current portion of long-term debt	788	351
Accounts payable ($3,064 and $6,059 attributable to the VIE)	166,335	150,514
Accrued taxes	51,420	46,398
Accrued compensation and benefits ($720 and $1,233 attributable to the VIE)	102,812	111,136
Accrued expenses and other liabilities ($3,282 and $1,687 attributable to the VIE)	173,192	113,739
Total current liabilities	515,712	451,135
Long-term debt	708,043	671,819
Deferred income taxes	7,620	7,080
Accrued pension and other postretirement benefits	66,063	69,634
Other noncurrent liabilities	78,189	84,137
Total liabilities	1,375,627	1,283,805
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	6,519	9,785
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 61,655,989 and 63,429,243 shares issued	62	63
Additional paid-in capital	787,248	808,615
Accumulated other comprehensive loss, net of tax	(108,099)	(104,349)
Retained earnings	217,211	159,906
Treasury stock, at cost; (493,040 of accrued share repurchases) (Note 10)	(32,523)	—
Total equity attributable to Acushnet Holdings Corp.	863,899	864,235
Noncontrolling interests	34,703	38,852
Total shareholders' equity	898,602	903,087
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,280,748	$2,196,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Net sales	$620,501	$593,381	$2,011,922	$1,969,034
Cost of goods sold	283,126	284,859	924,854	926,317
Gross profit	337,375	308,522	1,087,068	1,042,717
Operating expenses:
Selling, general and administrative	232,882	210,166	715,558	674,720
Research and development	18,923	16,239	51,516	47,286
Intangible amortization	3,503	3,512	10,523	10,712
Income from operations	82,067	78,605	309,471	309,999
Interest expense, net	13,187	9,389	40,367	30,234
Other expense, net	407	918	1,289	2,010
Income before income taxes	68,473	68,298	267,815	277,755
Income tax expense	13,198	11,252	57,817	52,726
Net income	55,275	57,046	209,998	225,029
Less: Net loss attributable to noncontrolling interests	949	261	5,416	208
Net income attributable to Acushnet Holdings Corp.	$56,224	$57,307	$215,414	$225,237

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.89	$0.86	$3.38	$3.32
Diluted	0.89	0.85	3.36	3.30
Weighted average number of common shares:
Basic	62,894,940	66,898,142	63,813,805	67,812,790
Diluted	63,171,736	67,343,260	64,070,500	68,208,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$55,275	$57,046	$209,998	$225,029
Other comprehensive income (loss):
Foreign currency translation adjustments	20,619	(10,991)	1,559	(12,919)
Cash flow derivative instruments:
Unrealized holding (losses) gains arising during period	(3,893)	4,090	2,213	8,320
Reclassification adjustments included in net income	(3,296)	(923)	(9,216)	(7,404)
Tax benefit (expense)	2,158	(807)	2,269	(269)
Cash flow derivative instruments, net	(5,031)	2,360	(4,734)	647
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	(541)	190	(794)	(914)
Tax benefit (expense)	114	(32)	175	216
Pension and other postretirement benefits adjustments, net	(427)	158	(619)	(698)
Total other comprehensive income (loss)	15,161	(8,473)	(3,794)	(12,970)
Comprehensive income	70,436	48,573	206,204	212,059
Less: Comprehensive loss attributable to noncontrolling interests	727	309	5,460	76
Comprehensive income attributable to Acushnet Holdings Corp.	$71,163	$48,882	$211,664	$212,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$209,998	$225,029
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	41,716	38,181
Unrealized foreign exchange loss (gain)	159	(2,495)
Amortization of debt issuance costs	1,307	501
Share-based compensation	23,998	21,369
Loss (gain) on disposals of property, plant and equipment	760	(19)
Deferred income taxes	8,953	25,015
Changes in operating assets and liabilities
Accounts receivable	(165,730)	(125,667)
Inventories	116,687	136,828
Accounts payable	9,453	(30,030)
Accrued taxes	4,582	5,798
Other assets and liabilities	(5,655)	2,420
Cash flows provided by operating activities	246,228	296,930
Cash flows from investing activities
Additions to property, plant and equipment	(42,522)	(42,432)
Additions to intangible assets (Note 17)	—	(25,235)
Other, net	—	(887)
Cash flows used in investing activities	(42,522)	(68,554)
Cash flows from financing activities
Repayments of short-term borrowings, net (Note 5)	—	(3,121)
Proceeds from credit facilities (Note 5)	951,480	1,039,443
Repayments of credit facilities (Note 5)	(922,666)	(1,010,387)
Purchases of common stock	(142,343)	(204,656)
Dividends paid on common stock	(41,282)	(40,099)
Payment of employee restricted stock tax withholdings	(16,864)	(11,460)
Other, net	—	1,078
Cash flows used in financing activities	(171,675)	(229,202)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,596	(1,312)
Net increase (decrease) in cash, cash equivalents and restricted cash	33,627	(2,138)
Cash, cash equivalents and restricted cash, beginning of year	65,435	58,904
Cash, cash equivalents and restricted cash, end of period	$99,062	$56,766
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$6,999	$6,007
Additions to right-of-use assets obtained in exchange for operating lease obligations	7,651	50,813
Additions to right-of-use assets obtained in exchange for finance lease obligations	434	711
Dividend equivalents rights ("DERs") declared not paid	1,521	1,411
Share repurchase liability (Note 10)	32,523	79,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of June 30, 2023	76,782	$77	$965,446	$(114,345)	$613,584	$(447,543)	$1,017,219	$37,998	$1,055,217
Net income	—	—	—	—	57,307	—	57,307	282	57,589
Other comprehensive loss	—	—	—	(8,425)	—	—	(8,425)	—	(8,425)
Share-based compensation	—	—	5,141	—	—	—	5,141	—	5,141
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	24	—	59	—	—	—	59	—	59
Purchases of common stock (Note 10)	—	—	—	—	—	(64,918)	(64,918)	—	(64,918)
Share repurchase liability (Note 10)	—	—	—	—	—	(64,919)	(64,919)	—	(64,919)
Dividends and dividend equivalents declared	—	—	—	—	(13,098)	—	(13,098)	—	(13,098)
Balances as of September 30, 2023	76,806	$77	$970,646	$(122,770)	$657,793	$(577,380)	$928,366	$38,280	$966,646

Balances as of June 30, 2024	62,729	$63	$792,559	$(123,038)	$231,608	$(37,499)	$863,693	$35,016	$898,709
Net income (loss)	—	—	—	—	56,224	—	56,224	(313)	55,911
Other comprehensive income	—	—	—	14,939	—	—	14,939	—	14,939
Share-based compensation	—	—	8,883	—	—	—	8,883	—	8,883
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	7	—	(246)	—	—	—	(246)	—	(246)
Purchases of common stock (Note 10)	(1,080)	(1)	(13,948)	—	(56,834)	—	(70,783)	—	(70,783)
Share repurchase liability (Note 10)	—	—	—	—	—	4,976	4,976	—	4,976
Dividends and dividend equivalents declared	—	—	—	—	(13,787)	—	(13,787)	—	(13,787)
Balances as of September 30, 2024	61,656	$62	$787,248	$(108,099)	$217,211	$(32,523)	$863,899	$34,703	$898,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2022	76,322	$76	$960,685	$(109,668)	$473,130	$(385,167)	$939,056	$37,647	$976,703
Sale of equity to noncontrolling interests (Note 1)	—	—	444	—	(180)	—	264	—	264
Net income	—	—	—	—	225,237	—	225,237	633	225,870
Other comprehensive loss	—	—	—	(13,102)	—	—	(13,102)	—	(13,102)
Share-based compensation	—	—	20,877	—	—	—	20,877	—	20,877
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	484	1	(11,360)	—	—	—	(11,359)	—	(11,359)
Purchases of common stock (Note 10)	—	—	—	—	—	(112,448)	(112,448)	—	(112,448)
Share repurchase liability (Note 10)	—	—	—	—	—	(79,765)	(79,765)	—	(79,765)
Dividends and dividend equivalents declared	—	—	—	—	(40,394)	—	(40,394)	—	(40,394)
Balances as of September 30, 2023	76,806	$77	$970,646	$(122,770)	$657,793	$(577,380)	$928,366	$38,280	$966,646

Balances as of December 31, 2023	63,429	$63	$808,615	$(104,349)	$159,906	$—	$864,235	$38,852	$903,087
Net income (loss)	—	—	—	—	215,414	—	215,414	(4,149)	211,265
Other comprehensive loss	—	—	—	(3,750)	—	—	(3,750)	—	(3,750)
Share-based compensation	—	—	23,522	—	—	—	23,522	—	23,522
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	442		(16,600)	—	—	—	(16,600)	—	(16,600)
Purchases of common stock (Note 10)	(2,215)	(1)	(28,289)	—	(115,294)	—	(143,584)	—	(143,584)
Share repurchase liability (Note 10)	—	—	—	—	—	(32,523)	(32,523)	—	(32,523)
Dividends and dividend equivalents declared	—	—	—	—	(41,815)	—	(41,815)	—	(41,815)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of September 30, 2024	61,656	$62	$787,248	$(108,099)	$217,211	$(32,523)	$863,899	$34,703	$898,602

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the full year ending December 31, 2024, nor were those of the comparable 2023 periods representative of those actually experienced for the full year ended December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the SEC on February 29, 2024.
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
The Company consolidates the accounts of Acushnet Lionscore Limited (“Lionscore”), a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its unaudited condensed consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of September 30, 2024 and December 31, 2023. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.

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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the nine months ended September 30, 2024, the Company recorded a $1.0 million redemption value adjustment to increase the carrying amount of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both September 30, 2024 and December 31, 2023.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of both September 30, 2024 and December 31, 2023, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.7 million.
Foreign Currency Transactions
Foreign currency transaction losses included in selling, general and administrative expenses were less than $0.1 million and $0.9 million for the three months ended September 30, 2024 and 2023, respectively. Foreign currency transaction losses included in selling, general and administrative expenses were $1.0 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.
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

2. Allowance for Doubtful Accounts
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current and forecasted economic conditions, which could affect the collectability of the reported amounts. All these factors have been considered in the estimate of expected credit losses for the periods presented.
The activity related to the allowance for doubtful accounts was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$9,123	$9,008	$8,840	$8,258
Bad debt (recovery) expense	(207)	17	444	814
Amount of receivables written off	(247)	(239)	(492)	(341)
Foreign currency translation	246	(124)	123	(69)
Balance at end of period	$8,915	$8,662	$8,915	$8,662
3. Inventories
The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Raw materials and supplies	$133,944	$157,455
Work-in-process	28,027	24,949
Finished goods	335,548	433,131
Inventories	$497,519	$615,535

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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$5,511	$5,049	$4,997	$3,951
Provision	1,325	1,568	5,123	5,313
Claims paid/costs incurred	(1,511)	(1,685)	(4,708)	(4,337)
Foreign currency translation	83	(61)	(4)	(56)
Balance at end of period	$5,408	$4,871	$5,408	$4,871

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
The Amended Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The Amended Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2024, the Company was in compliance with all covenants under its Amended Credit Agreement.
As of September 30, 2024 and December 31, 2023, there were $359.4 million and $325.2 million, respectively, in outstanding borrowings under the Company's multi-currency revolving credit facility with a weighted average interest rate of 6.16% and 6.57%, respectively. As of September 30, 2024, the Company had available borrowings under its multi-currency revolving credit facility of $586.7 million after giving effect to $3.9 million of outstanding letters of credit.
Senior Unsecured Notes
On October 3, 2023, Acushnet Company (the "Issuer"), a wholly owned subsidiary of the Company, completed the issuance and sale of $350.0 million in gross proceeds of the Issuer's 7.375% senior unsecured notes due 2028 (the “Notes”). The Notes were issued pursuant to an Indenture, dated October 3, 2023 (the “Indenture”), among the Issuer, U.S. Bank Trust Company, National Association, as trustee of the Notes, and the Company and certain subsidiaries of the Issuer as guarantors. The proceeds from the Notes offering were used to repay $345.6 million of the outstanding borrowings under the Company's multi-currency revolving credit facility, as well as to pay fees and expenses related to the Notes offering. In connection with the Notes offering, the Company incurred fees and expenses of approximately $6.4 million, of which approximately $6.3 million was capitalized as debt issuance costs within long-term debt on the unaudited condensed consolidated balance sheet and is being amortized to interest expense, net over the term of the Notes using the effective interest rate method. The fair value of the Notes, based on third-party quotes (Level 2), as of September 30, 2024 and December 31, 2023 was $366.6 million and $365.1 million, respectively.
The Notes bear interest at a stated interest rate of 7.375% (an effective interest rate of 7.813%) per year, with interest payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2024. Accrued interest related to the Notes of $12.0 million and $6.5 million was included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2024, the Company was in compliance with all covenants under the Indenture.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the unaudited condensed consolidated balance sheets with the proceeds and repayments presented on a gross basis in the unaudited condensed consolidated statements of cash flows. There were $21.2 million and $29.0 million in outstanding borrowings under the Company's local credit facilities as of September 30, 2024 and December 31, 2023, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.59% and 0.45% as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the Company had available borrowings remaining under these local credit facilities of $41.5 million.

Letters of Credit
As of September 30, 2024 and December 31, 2023, there were outstanding letters of credit related to agreements, including the Credit Agreement, totaling $7.0 million and $11.3 million, respectively, of which $3.9 million and $8.1 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $58.4 million as of September 30, 2024.

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of September 30, 2024 and December 31, 2023 was $234.3 million and $209.6 million, respectively.
Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. The notional value of the Company's outstanding interest rate swap contracts was $100.0 million as of September 30, 2024 and December 31, 2023.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		September 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2024	2023
Prepaid and other assets	Foreign exchange forward	$1,912	$4,378
	Interest rate swap	79	452
Accrued expenses and other liabilities	Foreign exchange forward	5,246	1,931
	Interest rate swap	40	63
Other noncurrent liabilities	Foreign exchange forward	19	—
	Interest rate swap	—	88

The hedge instrument (losses) gains recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Type of hedge
Foreign exchange forward	$(3,635)	$3,658	$1,702	$6,719
Interest rate swap	(258)	432	511	1,601
Total	$(3,893)	$4,090	$2,213	$8,320
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $0.3 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold and a net gain of less than $0.1 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax, into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.
The hedge instrument gains (losses) recognized on the unaudited condensed consolidated statements of operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Location of gains (losses) in statements of operations
Foreign exchange forward:
Cost of goods sold	$3,040	$682	$8,443	$6,975
Selling, general and administrative (1)	(1,634)	1,106	(253)	1,463
Total	$1,406	$1,788	$8,190	$8,438

Interest Rate Swap:
Interest expense, net	$256	$241	$773	$429
Total	$256	$241	$773	$429
_______________________________________________________________________________
(1)    Relates to net (losses) gains on foreign exchange forward contracts derived from previously designated cash flow hedges.
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 were as follows:

	Fair Value Measurements as of
	September 30, 2024 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,142	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	1,912	—	Prepaid and other assets
Interest rate derivative instruments	—	79	—	Prepaid and other assets
Deferred compensation program assets	622	—	—	Other assets
Total assets	$3,764	$1,991	$—
Liabilities
Foreign exchange derivative instruments	$—	$5,246	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	40	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	622	—	—	Other noncurrent liabilities
Foreign exchange derivative instruments	—	19	—	Other noncurrent liabilities
Total liabilities	$622	$5,305	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 were as follows:

	Fair Value Measurements as of
	December 31, 2023 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$4,334	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	4,378	—	Prepaid and other assets
Interest rate derivative instruments	—	452	—	Prepaid and other assets
Deferred compensation program assets	725	—	—	Other assets
Total assets	$5,059	$4,830	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,931	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	63	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	725	—	—	Other noncurrent liabilities
Interest rate derivative instruments	—	88	—	Other noncurrent liabilities
Total liabilities	$725	$2,082	$—
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
(in thousands)	2024	2023	2024	2023
Components of net periodic benefit cost (credit)
Service cost	$1,327	$1,411	$84	$107
Interest cost	2,645	2,832	129	166
Expected return on plan assets	(1,838)	(1,966)	—	—
Settlements	142	—	—	—
Amortization of net loss (gain)	60	25	(252)	(223)
Amortization of prior service cost (credit)	24	45	(35)	(35)
Net periodic benefit cost (credit)	$2,360	$2,347	$(74)	$15

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Components of net periodic benefit cost (credit)
Service cost	$3,958	$4,261	$250	$322
Interest cost	8,033	8,491	389	497
Expected return on plan assets	(5,510)	(5,894)	—	—
Settlements	142	(27)	—	—
Amortization of net loss (gain)	177	70	(760)	(670)
Amortization of prior service cost (credit)	70	137	(103)	(103)
Net periodic benefit cost (credit)	$6,870	$7,038	$(224)	$46
The non-service cost components of net periodic benefit cost (credit) are included in other expense, net in the unaudited condensed consolidated statements of operations.

9. Income Taxes
Income tax expense increased $1.9 million to $13.2 million for the three months ended September 30, 2024 compared to $11.3 million for the three months ended September 30, 2023. The Company’s effective tax rate ("ETR") was 19.3% for the three months ended September 30, 2024 compared to 16.5% for the three months ended September 30, 2023. Income tax expense increased $5.1 million to $57.8 million for the nine months ended September 30, 2024 compared to $52.7 million for the nine months ended September 30, 2023. The Company’s ETR was 21.6% for the nine months ended September 30, 2024 compared to 19.0% for the nine months ended September 30, 2023.
The ETR for the three and nine months ended September 30, 2024 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, as well as the U.S. taxation of foreign income and the Company's geographic mix of income. The ETR for the three and nine months ended September 30, 2023 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income and the Company's geographic mix of income.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2024:
Third Quarter	$0.215	$13,787
Second Quarter	0.215	13,873
First Quarter	0.215	14,155
Total dividends declared in 2024	$0.645	$41,815

2023:
Fourth Quarter	$0.195	$12,941
Third Quarter	0.195	13,098
Second Quarter	0.195	13,667
First Quarter	0.195	13,629
Total dividends declared in 2023	$0.780	$53,335
During the fourth quarter of 2024, the Company's Board of Directors declared a dividend of $0.215 per share of common stock to shareholders of record as of December 6, 2024 and payable on December 20, 2024.
Share Repurchase Program
As of September 30, 2024, the Board of Directors had authorized the Company to repurchase up to $1.0 billion of its issued and outstanding common stock. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Amended Credit Agreement and the Indenture (Note 5). This program may be extended or otherwise modified by the Board of Directors at any time and will remain in effect until completed or until terminated by the Board of Directors.
On June 16, 2022, the Company entered into an agreement with Magnus Holdings Co., Ltd. ("Magnus") to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2022 through January 13, 2023, up to an aggregate of $75.0 million, at the same weighted average per share price (the "2022 Agreement"). On August 30, 2022, the Company amended and restated the 2022 Agreement to increase the aggregate dollar amount of shares of its common stock that it would purchase from Magnus from $75.0 million to $100.0 million, (the "Amended and Restated 2022 Agreement"). In relation to this agreement, the Company recorded a share repurchase liability of $92.6 million for 2,000,839 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2022. Between January 1, 2023 and January 13, 2023, the Company purchased an additional 167,689 shares of its common stock on the open market for an aggregate of $7.4 million, bringing the cumulative total open market purchases since the inception of the 2022 Agreement to $100.0 million. As a result, on January 23, 2023, the Company purchased 2,168,528 shares of its common stock from Magnus for an aggregate of $100.0 million, in satisfaction of its obligation under the Amended and Restated 2022 Agreement.
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

On June 14, 2024, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price (the "June 2024 Agreement"). In relation to this agreement, the Company recorded a share repurchase liability of $32.5 million for 493,040 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheet as of September 30, 2024.
The Company's share repurchase activity for the periods presented was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Shares repurchased in the open market:
Shares repurchased	493,040	1,153,400	1,627,793	1,982,289
Average price	$65.96	$56.28	$64.70	$52.98
Aggregate value	$32,522	$64,918	$105,323	$105,030
Shares repurchased from Magnus:
Shares repurchased	587,520	—	587,520	2,168,528
Average price (1)	$63.83	$—	$63.83	$46.11
Aggregate value	$37,499	$—	$37,499	$100,001
Total shares repurchased:
Shares repurchased	1,080,560	1,153,400	2,215,313	4,150,817
Average price	$64.80	$56.28	$64.47	$49.40
Aggregate value (2)	$70,021	$64,918	$142,822	$205,031
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
(2) Includes $0.5 million and $2.0 million related to shares repurchased not settled as of the nine months ended September 30, 2024 and 2023, respectively.
As of September 30, 2024, the Company had $232.2 million remaining under the current share repurchase authorization, including $62.5 million related to the June 2024 Agreement.
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
As of September 30, 2024, the Company presented as retired 2,215,313 shares of its repurchased common stock with an aggregate value of $143.6 million, including $0.8 million of excise tax on the shares repurchased, which the company intends to formally retire in 2024.

11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (the “2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the Board of Directors, officers, employees, consultants and advisors of the Company. As of September 30, 2024, the only awards granted under the 2015 Plan were RSUs and PSUs.
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
A summary of the Company’s RSUs and PSUs as of September 30, 2024 and changes during the nine months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2023	868,063	$46.45	480,254	$46.07
Granted	309,293	66.70	156,087	66.77
Vested (1)(2)	(492,950)	46.51	(133,099)	45.36
Forfeited	(20,635)	36.42	(2,275)	56.40
Outstanding as of September 30, 2024	663,771	$56.16	500,967	$52.66

_______________________________________________________________________________
(1)    Includes 54,117 shares of common stock related to RSU's that were not delivered as of September 30, 2024.
(2)    Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 133,099 PSUs that vested during the nine months ended September 30, 2024, were entitled to receive 266,198 shares of common stock. As of September 30, 2024, there were 86,762 shares of common stock that had not been delivered in connection with the vesting of these PSUs.
(3)    Number of PSUs reflects 100% of the target level grant and may not be indicative of the performance level expected to be achieved.
Compensation expense recorded related to the Company's RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
RSUs	$4,505	$4,012	$14,633	$12,966
PSUs	4,378	1,129	8,889	7,911
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $25.3 million and $16.5 million, respectively, as of September 30, 2024, and is expected to be recognized over the related weighted average period of 1.4 years and 1.9 years, respectively.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Nine months ended		Nine months ended
	September 30, 2024		September 30, 2023
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	477,642	219,831	472,766	231,580
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(159,600)	(95,814)	(128,291)	(91,842)
Net shares of common stock issued	318,042	124,017	344,475	139,738

Cumulative undelivered shares of common stock	480,608	471,078	457,703	420,447

Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Cost of goods sold	$439	$340	$1,242	$1,095
Selling, general and administrative	8,207	4,629	21,524	18,875
Research and development	385	336	1,232	1,399
Total compensation expense before income tax	9,031	5,305	23,998	21,369
Income tax benefit	2,024	945	5,433	4,304
Total compensation expense, net of income tax	$7,007	$4,360	$18,565	$17,065

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign	Interest		Accumulated
	Foreign	Exchange	Rate Swap	Pension and	Other
	Currency	Derivative	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2023	$(95,425)	$3,929	$227	$(13,080)	$(104,349)
Other comprehensive income (loss) before reclassifications	1,603	1,702	511	(320)	3,496
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(8,443)	(773)	(474)	(9,690)
Tax benefit	—	2,205	64	175	2,444
Balance as of September 30, 2024	$(93,822)	$(607)	$29	$(13,699)	$(108,099)

13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023

Net income attributable to Acushnet Holdings Corp.	$56,224	$57,307	$215,414	$225,237

Weighted average number of common shares:
Basic	62,894,940	66,898,142	63,813,805	67,812,790
RSUs	200,837	328,411	214,899	290,274
PSUs	75,959	116,707	41,796	104,958
Diluted	63,171,736	67,343,260	64,070,500	68,208,022

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.89	$0.86	$3.38	$3.32
Diluted	$0.89	$0.85	$3.36	$3.30

Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three and nine months ended September 30, 2024 and 2023 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During 2024 and 2023, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three and nine months ended September 30, 2024 and September 30, 2023.

The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
RSUs	201,512	—	212,224	86,499

14. Segment Information
The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about assessing performance and allocating resources. The Company currently has four reportable segments, organized on the basis of product categories: (i) Titleist golf balls, (ii) Titleist golf clubs, (iii) Titleist golf gear and (iv) FootJoy golf wear.
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
Results shown for the three and nine months ended September 30, 2024 and 2023 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net sales
Titleist golf balls	$190,560	$192,557	$646,017	$622,125
Titleist golf clubs	213,907	181,045	595,311	549,846
Titleist golf gear	51,574	47,657	188,661	184,571
FootJoy golf wear	133,137	136,669	482,753	500,174
Other	31,323	35,453	99,180	112,318
Total net sales	$620,501	$593,381	$2,011,922	$1,969,034

Segment operating income
Titleist golf balls	$31,150	$43,770	$134,334	$131,591
Titleist golf clubs	49,930	36,509	124,670	118,455
Titleist golf gear	4,246	788	28,270	26,657
FootJoy golf wear	502	(1,469)	34,814	32,927
Other	804	1,693	7,348	12,606
Total segment operating income	86,632	81,291	329,436	322,236
Reconciling items:
Interest expense, net	(13,187)	(9,389)	(40,367)	(30,234)
Non-service cost component of net periodic benefit cost	(875)	(844)	(2,438)	(2,501)
Other (1)	(4,097)	(2,760)	(18,816)	(11,746)
Total income before income tax	$68,473	$68,298	$267,815	$277,755
_______________________________________________________________________________
(1) For the nine months ended September 30, 2024, includes $7.0 million related to restructuring costs associated with the closure of certain production lines at the VIE's Fujian Fuh Deh Leh (“FDL”) factory (Note 16).
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$374,219	$352,463	$1,200,989	$1,123,766
EMEA (1)	75,496	75,643	263,850	266,502
Japan	41,738	39,035	108,731	118,183
Korea	67,091	65,652	226,167	241,267
Rest of World	61,957	60,588	212,185	219,316
Total net sales	$620,501	$593,381	$2,011,922	$1,969,034
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
In the fourth quarter of 2024, the CODM changed how they will evaluate the Company’s performance and allocate resources as a result of ongoing strategic convergence between the golf ball and golf club businesses. Concurrently, the Company updated its internal reporting, including the information provided to the CODM and as such, expects to update its reportable segments in its annual report on Form 10-K for the period ending December 31, 2024. Following these changes, the Company will have three reportable segments: (i) Titleist golf equipment, which will include the previous Titleist golf balls and Titleist golf clubs reportable segments, (ii) Golf gear and (iii) FootJoy golf wear. The Company’s activities that do not meet the criteria to be considered a reportable segment will continue to be reported within Other.

15. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for advertising (including media placement and production costs), finished goods inventory, capital expenditures and endorsement arrangements with professional golfers.
The Company's purchase obligations as of September 30, 2024 were as follows:

	Payments Due by Period
	Remainder of
(in thousands)	2024	2025	2026	2027	2028	Thereafter
Purchase obligations (1)	$237,533	$62,158	$5,392	$2,483	$2,417	$7,240
_______________________________________________________________________________
(1)    The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2024.
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

16. Restructuring Costs
During the first quarter of 2024, Lionscore approved a plan to permanently close certain production lines at the VIE's FDL factory and involuntarily separate certain direct and indirect manufacturing employees during 2024, as footwear and production volume is shifted to a third-party supplier (the "Plan"). The remaining direct and indirect manufacturing employees at FDL continue to service the remaining production lines. In relation to the Plan, during the nine months ended September 30, 2024, the Company recorded involuntary employee termination costs of $7.0 million included in selling, general and administrative expenses on the unaudited condensed consolidated statement of operations. Accrued restructuring costs associated with the Plan are included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet as they are expected to be paid out within a year. There are no further material costs expected to be incurred in relation to the Plan. See Note 1 for further information.
The activity related to the Plan was as follows:

(in thousands)	Three months ended September 30, 2024	Nine months ended September 30, 2024
Balance at beginning of period	$2,013	$—
Provision	—	6,967
Payments	(386)	(5,340)
Balance at end of period	$1,627	$1,627

During the fourth quarter of 2024, Lionscore approved an additional plan to permanently close the VIE's FDL factory in the first quarter of 2025, including the remaining production lines, as it continues to shift footwear production to a third-party supplier. As a result of this closure, FDL plans to involuntarily separate the remaining employees of the FDL factory (the "FDL Closure Plan"). In relation to the FDL Closure Plan, the Company expects to record additional involuntary employee termination costs of approximately $12 million during the fourth quarter of 2024. The Company continues to evaluate the impact of the FDL Closure Plan, which may further impact the Company’s financial position and results of operation in future periods.

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
We currently have the following reportable segments: (i) Titleist golf balls; (ii) Titleist golf clubs; (iii) Titleist golf gear; and (iv) FootJoy golf wear. In the fourth quarter of 2024, the Chief Operating Decision Maker (“CODM”) changed how they will evaluate the Company’s performance and allocate resources as a result of ongoing strategic convergence between the golf ball and golf club businesses. Concurrently, we updated our internal reporting, including the information provided to the CODM and as such, expect to update our reportable segments in our annual report on Form 10-K for the period ending December 31, 2024. Following these changes, we will have three reportable segments: (i) Titleist golf equipment, which will include the previous Titleist golf balls and Titleist golf clubs reportable segments, (ii) Golf gear and (iii) FootJoy golf wear. Our activities that do not meet the criteria to be considered a reportable segment will continue to be reported within Other.
Key Performance Measures
We use various financial metrics to measure and evaluate our business, including, among others: (i) net sales on a constant currency basis, (ii) Adjusted EBITDA on a consolidated basis, (iii) Adjusted EBITDA margin on a consolidated basis and (iv) segment operating income (loss).
Since a significant percentage of our net sales are generated outside of the United States, we use net sales on a constant currency basis to evaluate the sales performance of our business in period over period comparisons and to forecast our business going forward. Constant currency information allows us to estimate what our sales performance would have been without changes in foreign currency exchange rates. This information is calculated by taking the current period local currency net sales and translating them into U.S. dollars based upon the foreign currency exchange rates for the applicable comparable prior period. This constant currency information should not be considered in isolation or as a substitute for any measure derived in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Our presentation of constant currency information may not be consistent with the manner in which similar measures are derived or used by other companies.
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding the pricing of our products, go-to-market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define Adjusted EBITDA in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, net, income tax expense (benefit), depreciation and amortization and other items defined in our credit agreement, including: share-based compensation expense; restructuring and transformation costs; certain transaction fees; extraordinary, unusual or non-recurring losses or charges; indemnification expense (income); certain pension settlement costs; certain other non-cash (gains) losses, net and the net income (loss) relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
We also use Adjusted EBITDA margin on a consolidated basis, which measures our Adjusted EBITDA as a percentage of net sales, because our management uses it to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go-to-market execution and costs to incur across our business. We present Adjusted EBITDA margin as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to any measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items, or affected by similar non-recurring items. Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA margin is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net sales	$620,501	$593,381	$2,011,922	$1,969,034
Cost of goods sold	283,126	284,859	924,854	926,317
Gross profit	337,375	308,522	1,087,068	1,042,717
Operating expenses:
Selling, general and administrative	232,882	210,166	715,558	674,720
Research and development	18,923	16,239	51,516	47,286
Intangible amortization	3,503	3,512	10,523	10,712
Income from operations	82,067	78,605	309,471	309,999
Interest expense, net	13,187	9,389	40,367	30,234
Other expense, net	407	918	1,289	2,010
Income before income taxes	68,473	68,298	267,815	277,755
Income tax expense	13,198	11,252	57,817	52,726
Net income	55,275	57,046	209,998	225,029
Less: Net loss attributable to noncontrolling interests	949	261	5,416	208
Net income attributable to Acushnet Holdings Corp.	$56,224	$57,307	$215,414	$225,237
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$56,224	$57,307	$215,414	$225,237
Interest expense, net	13,187	9,389	40,367	30,234
Income tax expense	13,198	11,252	57,817	52,726
Depreciation and amortization	13,965	12,807	41,716	38,181
Share-based compensation	9,031	5,305	23,998	21,369
Restructuring costs (1)	432	(10)	7,525	709
Transformation costs (2)(3)	2,655	2,848	10,557	9,771
Other extraordinary, unusual or non-recurring items, net	(349)	153	120	(382)
Net loss attributable to noncontrolling interests	(949)	(261)	(5,416)	(208)
Adjusted EBITDA	$107,394	$98,790	$392,098	$377,637
Adjusted EBITDA margin	17.3%	16.6%	19.5%	19.2%
________________________
(1) For the nine months ended September 30, 2024, includes $7.0 million related to restructuring costs associated with the closure of certain production lines at our footwear manufacturing joint venture.
(2) For the three and nine months ended September 30, 2024, includes $2.1 million and $8.0 million, respectively, related to the optimization of our information technology systems.
(3) For the three and nine months ended September 30, 2024 and 2023, includes costs associated with the optimization of our distribution and custom fulfillment capabilities.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
Titleist golf balls	$190.6	$192.6	$(2.0)	(1.0)%	$(1.6)	(0.8)%
Titleist golf clubs	213.9	181.0	32.9	18.2%	33.8	18.7%
Titleist golf gear	51.6	47.7	3.9	8.2%	4.2	8.8%
FootJoy golf wear	133.1	136.7	(3.6)	(2.6)%	(3.2)	(2.3)%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
United States	$374.2	$352.5	$21.7	6.2%	$21.7	6.2%
EMEA (1)	75.5	75.6	(0.1)	(0.1)%	(1.3)	(1.7)%
Japan	41.7	39.0	2.7	6.9%	4.1	10.5%
Korea	67.1	65.7	1.4	2.1%	3.6	5.5%
Rest of World	62.0	60.6	1.4	2.3%	1.3	2.1%
Total net sales	$620.5	$593.4	$27.1	4.6%	$29.4	5.0%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income (loss) by reportable segment is summarized as follows:

	Three months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income (loss)	2024	2023	$ change	% change
Titleist golf balls	$31.2	$43.8	$(12.6)	(28.8)%
Titleist golf clubs	49.9	36.5	13.4	36.7%
Titleist golf gear	4.2	0.8	3.4	*
FootJoy golf wear	0.5	(1.5)	2.0	133.3%
_______________________________________________________________________________
*Percentage change not meaningful
Net Sales
For the three months ended September 30, 2024, net sales increased 4.6%, or 5.0% on a constant currency basis, as compared to the three months ended September 30, 2023, primarily due to higher sales volumes in Titleist golf clubs.
The increase in net sales in the United States was primarily the result of increases in Titleist golf clubs of $19.8 million and Titleist golf gear of $3.3 million. The increase in Titleist golf clubs was primarily due to higher sales volumes of our newly introduced GT drivers and fairways, partially offset by lower sales volumes of our T-Series irons. The increase in Titleist golf gear was primarily due to higher sales volumes in travel and golf bags product categories. FootJoy golf wear net sales were flat as lower sales volumes in apparel were largely offset by higher average selling prices in footwear.
Net sales in regions outside the United States increased 2.2%, or 3.2% on a constant currency basis, due to higher net sales in Japan, Korea and Rest of World, partially offset by lower net sales in EMEA. In Japan, the increase was primarily due to higher net sales in Titleist golf clubs, partially offset by lower net sales in FootJoy golf wear, primarily footwear. In Korea, the increase was primarily due to higher net sales in Titleist golf clubs and Titleist golf gear, partially offset by lower net sales in Titleist golf balls. In Rest of World, the increase was primarily due to higher net sales of Titleist golf clubs partially offset by lower net sales in FootJoy golf wear, primarily footwear. In EMEA, the decrease in net sales was primarily due to lower net sales of products that are not allocated to one of our four reportable segments, partially offset by higher net sales in Titleist golf balls and Titleist golf clubs.

Gross Profit
Gross profit increased $28.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Gross margin increased to 54.4% for the three months ended September 30, 2024 compared to 52.0% for the three months ended September 30, 2023. The increase in gross profit primarily resulted from an increase of $22.9 million in Titleist golf clubs, primarily due to the sales volume increase discussed previously; an increase of $5.2 million in Titleist golf gear, primarily due to the sales volume increase discussed previously, as well as lower cost of customization; and an increase of $3.0 million in FootJoy golf wear, primarily due to higher average selling prices. The increase in gross profit was partially offset by a decrease of $2.3 million in Titleist golf balls, primarily due to lower sales volumes of our performance models. The increase in gross margin was primarily due to higher sales volumes and favorable product mix in Titleist golf clubs.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $22.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily a result of increases of $9.4 million in selling expense, $8.1 million in administrative expense and $3.4 million in advertising and promotional expenses. The increase in selling expense and administrative expense was primarily due to higher employee-related expenses. The increase in advertising and promotional expenses was primarily related to higher professional tour expenses and new product launches, largely in Titleist golf clubs. SG&A expenses also include a decrease in gains on foreign exchange forward contracts of $2.7 million, offset in part by a decrease of $0.9 million in foreign currency transaction losses.
Research and Development
Research and development expenses increased $2.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily as a result of increases in employee-related expenses and additional costs to support product introductions.
Interest Expense, net
Interest expense, net increased $3.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to an increase in borrowings.
Income Tax Expense
Income tax expense increased $1.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Our effective tax rate (“ETR”) was 19.3% for the three months ended September 30, 2024 compared to 16.5% for the three months ended September 30, 2023. The change in the ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment decreased 1.0%, or 0.8% on a constant currency basis, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to lower sales volumes of our performance models.
Operating income in our Titleist golf balls segment decreased $12.6 million, or 28.8%, compared to the prior year period. The decrease in operating income was primarily due to higher operating expenses of $10.3 million and a decrease of $2.3 million in gross profit. The decrease in gross profit was driven by the lower sales volumes discussed previously and unfavorable manufacturing overhead absorption. Higher operating expenses were the result of increases of $3.8 million, $2.9 million, $2.2 million and $1.3 million in administrative expense, selling expense, advertising and promotional expenses, and research and development expenses, respectively.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 18.2%, or 18.7% on a constant currency basis, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was largely driven by higher sales volumes of our newly introduced GT drivers and fairways launched in the third quarter of 2024, partially offset by lower sales volumes of our T-Series irons.

Operating income in our Titleist golf clubs segment increased $13.4 million, or 36.7% compared to the prior year period. The increase in operating income primarily resulted from an increase of $22.9 million in gross profit, partially offset by higher operating expenses of $9.5 million. The increase in gross profit was primarily driven by the higher sales volumes and favorable product mix discussed previously. Higher operating expenses were primarily a result of increases of $5.2 million, $1.7 million, $1.5 million and $1.2 million in selling expense, administrative expense, advertising and promotional expenses, and research and development expenses, respectively.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 8.2%, or 8.8% on a constant currency basis, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily driven by higher sales volumes in travel and golf bags product categories.
Operating income in our Titleist golf gear segment increased $3.4 million compared to the prior year period, largely as a result of an increase of $5.2 million in gross profit primarily driven by the higher sales volumes and lower cost of customization discussed previously. An increase in operating expenses of $1.8 million partially offset the increase in gross profit.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 2.6%, or 2.3% on a constant currency basis, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was largely due to lower sales volumes, mainly in footwear and apparel, partially offset by higher average selling prices across all product categories.
Operating income in our FootJoy golf wear segment increased $2.0 million, or 133.3% compared to the prior year period. The increase in operating income primarily resulted from an increase of $3.0 million in gross profit, partially offset by higher operating expenses of $1.1 million. The increase in gross profit was primarily due to higher average selling prices.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Net sales by reportable segment is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
Titleist golf balls	$646.0	$622.1	$23.9	3.8%	$29.0	4.7%
Titleist golf clubs	595.3	549.8	45.5	8.3%	51.3	9.3%
Titleist golf gear	188.7	184.6	4.1	2.2%	5.9	3.2%
FootJoy golf wear	482.8	500.2	(17.4)	(3.5)%	(13.8)	(2.8)%
Net sales information by region is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
United States	$1,201.0	$1,123.8	$77.2	6.9%	$77.2	6.9%
EMEA (1)	263.9	266.5	(2.6)	(1.0)%	(6.0)	(2.3)%
Japan	108.7	118.2	(9.5)	(8.0)%	0.5	0.4%
Korea	226.2	241.3	(15.1)	(6.3)%	(6.4)	(2.7)%
Rest of World	212.1	219.2	(7.1)	(3.2)%	(4.2)	(1.9)%
Total net sales	$2,011.9	$1,969.0	$42.9	2.2%	$61.1	3.1%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")

Segment operating income by reportable segment is summarized as follows:

	Nine months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2024	2023	$ change	% change
Titleist golf balls	$134.3	$131.6	$2.7	2.1%
Titleist golf clubs	124.7	118.5	6.2	5.2%
Titleist golf gear	28.3	26.7	1.6	6.0%
FootJoy golf wear	34.8	32.9	1.9	5.8%

Net Sales
For the nine months ended September 30, 2024, net sales increased 2.2%, or 3.1% on a constant currency basis, compared to the nine months ended September 30, 2023, primarily driven by higher sales volumes in Titleist golf clubs, Titleist golf balls and Titleist golf gear, partially offset by lower sales volumes in FootJoy golf wear. A decline in sales volumes of products that are not allocated to one of our four reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was due to increases across all reportable segments as a result of increases in Titleist golf clubs of $30.9 million, Titleist golf balls of $30.5 million, Titleist golf gear of $8.8 million and FootJoy golf wear of $5.5 million. The increase in Titleist golf clubs was primarily driven by higher sales volumes of our SM10 wedges and newly introduced GT drivers and fairways, partially offset by lower sales volumes of hybrids which are in their second model year. The increase in Titleist golf balls was primarily driven by higher sales volumes of Pro V1 and Pro V1x. The increase in Titleist golf gear was primarily due to higher sales volumes in travel product categories. The increase in FootJoy golf wear was largely due to higher average selling prices across all product categories, primarily in apparel.
Net sales in regions outside the United States decreased 4.1%, or 1.9% on a constant currency basis, primarily due to lower net sales in Korea, EMEA and Rest of World. In Korea, the decrease was primarily due to lower net sales of products that are not allocated to one of our four reportable segments, lower net sales in FootJoy golf wear, primarily apparel, and lower net sales in Titleist golf balls, partially offset by higher net sales in Titleist golf clubs. In EMEA, the decrease was primarily due to lower net sales in FootJoy golf wear, primarily footwear and apparel, as well as lower net sales of products that are not allocated to one of our four reportable segments, partially offset by an increase in net sales in Titleist golf clubs. In Rest of World, the decrease was primarily due to lower net sales in FootJoy golf wear, primarily footwear and apparel, partially offset by higher net sales in Titleist golf clubs.
Gross Profit
Gross profit increased $44.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Gross margin increased to 54.0% for the nine months ended September 30, 2024 compared to 53.0% for the nine months ended September 30, 2023. The increase in gross profit was primarily the result of increases in Titleist golf clubs of $25.3 million, Titleist golf balls of $19.0 million and Titleist golf gear of $9.0 million, largely due to the sales volume changes discussed previously and lower manufacturing costs in Titleist golf balls. These increases were partially offset by a decrease in FootJoy golf wear of $2.2 million, primarily due to the sales volume change discussed previously and unfavorable manufacturing overhead absorption. A decrease in gross profit of products not allocated to one of our four reportable segments also contributed to the change in gross profit. The increase in gross margin was primarily driven by a favorable product mix shift and lower manufacturing costs in Titleist golf balls.
Selling, General and Administrative Expenses
SG&A expenses increased $40.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to an increase of $13.2 million in selling expense, an increase of $13.0 million in administrative expense, $7.0 million of restructuring costs related to our footwear manufacturing joint venture, as well as an increase of $6.9 million in advertising and promotional expenses and includes the favorable impact of changes in foreign currency exchange rates. The increase in selling expense was primarily due to higher employee-related expenses, partially offset by lower retail commission expense in Korea. Administrative expense increased primarily due to higher employee and information technology-related expenses. The increase in advertising and promotional expenses was primarily related to higher professional tour expenses and new product launches, largely in Titleist golf clubs.

Research and Development
Research and development expenses increased $4.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily as a result of increases in employee-related expenses and additional costs to support product introductions.
Interest Expense, net
Interest expense, net increased $10.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in borrowings and interest rates.
Income Tax Expense
Income tax expense increased $5.1 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Our ETR was 21.6% for the nine months ended September 30, 2024 compared to 19.0% for the nine months ended September 30, 2023. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Balls Segment
Net sales in our Titleist golf balls segment increased 3.8%, or 4.7% on a constant currency basis, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily driven by higher sales volumes of Pro V1 and Pro V1x, and our latest generation AVX, Tour Soft and TruFeel models launched in the first quarter of 2024.
Operating income in our Titleist golf balls segment increased $2.7 million, or 2.1% compared to the prior year period. The increase in operating income resulted from higher gross profit of $19.0 million, partially offset by higher operating expenses of $16.6 million. The increase in gross profit was primarily driven by the higher sales volumes and lower manufacturing costs discussed previously. Higher operating expenses were primarily a result of increases of $7.0 million, $6.2 million, $2.2 million and $1.2 million in administrative expense, selling expense, research and development expenses, and advertising and promotional expenses, respectively.
Titleist Golf Clubs Segment
Net sales in our Titleist golf clubs segment increased 8.3%, or 9.3% on a constant currency basis, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was largely due to higher sales volumes of our SM10 wedges launched in the first quarter of 2024 and our newly introduced GT drivers and fairways launched in the third quarter of 2024. This increase was partially offset by lower sales volumes of hybrids and irons.
Operating income in our Titleist golf clubs segment increased $6.2 million, or 5.2% compared to the prior year period. The increase in operating income resulted from higher gross profit of $25.3 million, partially offset by higher operating expenses of $19.1 million. The increase in gross profit was primarily due to the higher sales volumes discussed previously. Higher operating expenses were primarily a result of increases of $9.4 million, $5.5 million, $2.5 million and $1.6 million in selling expense, advertising and promotional expenses, administrative expense, and research and development expenses, respectively.
Titleist Golf Gear Segment
Net sales in our Titleist golf gear segment increased 2.2%, or 3.2% on a constant currency basis, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, driven by higher sales volumes in travel product categories and higher average selling prices across all product categories, partially offset by lower sales volumes in golf bags.
Operating income in our Titleist golf gear segment increased $1.6 million, or 6.0% compared to the prior year period. The increase in operating income resulted from higher gross profit of $9.0 million, partially offset by higher operating expenses of $7.2 million. The increase in gross profit was largely due to the higher net sales discussed previously and lower cost of customization. Operating expenses increased primarily due to higher selling expense of $4.8 million, mainly due to an increase in distribution expense, and higher administrative expense of $1.3 million.

FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 3.5%, or 2.8% on a constant currency basis, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to lower sales volumes across all product categories, partially offset by higher average selling prices in apparel.
Operating income in our FootJoy golf wear segment increased $1.9 million, or 5.8% compared to the prior year period. The increase in operating income resulted from lower operating expenses of $4.1 million, largely offset by lower gross profit of $2.2 million. Gross profit decreased primarily as a result of the sales volume decrease and unfavorable manufacturing overhead absorption discussed previously, partially offset by higher average selling prices in apparel. Lower operating expenses were primarily a result of decreases of $5.5 million and $1.1 million in selling expense and advertising and promotional expenses, respectively, partially offset by an increase of $2.3 million in administrative expense. The decrease in selling expense was largely due to lower distribution expense and lower retail commission expense in Korea.

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
As of September 30, 2024, we had $97.3 million of unrestricted cash and cash equivalents (including $13.0 million attributable to our FootJoy golf shoe variable interest entity). As of September 30, 2024, 95.6% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States, including our FootJoy golf shoe variable interest entity. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost-effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
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
Debt and Financing Arrangements
As of September 30, 2024, we had $586.7 million of availability under our multi-currency revolving credit facility after giving effect to $3.9 million of outstanding letters of credit. Additionally, we had $41.5 million of availability under certain local credit facilities of our subsidiaries.
The credit agreement governing our multi-currency revolving credit facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. This credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2024, we were in compliance with all covenants under our credit agreement.

The indenture governing our senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2024, we were in compliance with all covenants under the indenture.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 – Debt and Financing Arrangements,” Item 1 of Part I included elsewhere in this report and “Notes to Consolidated Financial Statements – Note 11 – Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of our debt and financing arrangements. Additionally, see “Risk Factors – Risks Related to Our Indebtedness” as described in our Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion surrounding the risks and uncertainties related to our debt and financing arrangements.
Dividends and Share Repurchase Program
During the nine months ended September 30, 2024, we paid dividends on our common stock of $41.3 million to our shareholders. During the fourth quarter of 2024, our Board of Directors declared a dividend of $0.215 per share of common stock to shareholders of record as of December 6, 2024 and payable on December 20, 2024.
As of September 30, 2024, our Board of Directors had authorized us to repurchase up to an aggregate of $1.0 billion of our issued and outstanding common stock.
On March 14, 2024, we entered into an agreement with Magnus Holdings Co., Ltd. ("Magnus") to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from April 1, 2024 through June 28, 2024, up to an aggregate of $37.5 million, at the same weighted average per share price (the "March 2024 Agreement").
On June 14, 2024, we entered into an agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price (the "June 2024 Agreement"). In relation to this agreement, we recorded a liability of $32.5 million to purchase an additional 493,040 shares of common stock from Magnus as of September 30, 2024.
During the nine months ended September 30, 2024, we repurchased 2,215,313 shares of common stock at an average price of $64.47 for an aggregate of $142.8 million. Included in this amount were 587,520 shares of our common stock repurchased from Magnus for an aggregate of $37.5 million, in satisfaction of our obligations pursuant to the March 2024 Agreement.
As of September 30, 2024, we had $232.2 million remaining under the current share repurchase authorization, including $62.5 million related to the June 2024 Agreement.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I included elsewhere in this report for a description of our share repurchase program and Magnus share repurchase agreements.
Capital Expenditures
We made $42.5 million of capital expenditures during the nine months ended September 30, 2024. Capital expenditures for the full year are expected to be approximately $80.0 million, although the actual amount may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities and continued investments in information technology and facilities to support our global strategic initiatives.

Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2024	2023
Cash flows from:
Operating activities	$246,228	$296,930
Investing activities	(42,522)	(68,554)
Financing activities	(171,675)	(229,202)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,596	(1,312)
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,627	$(2,138)
Cash Flows from Operating Activities
The decrease in cash provided by operating activities was primarily driven by decreases in net income and deferred income tax expense, as well as changes in working capital. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The decrease in cash used in investing activities was primarily driven by cash paid for the acquisition of trademarks related to our gear business during the nine months ended September 30, 2023.
Cash Flows from Financing Activities
The decrease in cash used in financing activities was primarily driven by a decrease in cash paid for purchases of our common stock, offset by an increase in payments of employee restricted stock tax withholdings.
Off-Balance Sheet Arrangements
As of September 30, 2024, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recently Issued Accounting Standards
We have reviewed all recently issued accounting standards and have determined that, other than as disclosed in "Notes to Unaudited Condensed Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies," Item 1 of Part I included elsewhere in this report, such accounting standards will not have a significant impact on our consolidated financial statements or otherwise do not apply to our operations.
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

Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in "Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 – Debt and Financing Arrangements,” Item 1 of Part I, included elsewhere in this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index. Increases in interest rates may reduce our net income by increasing the cost of our debt.
From time to time, we enter into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of September 30, 2024, the notional value of our outstanding interest rate swap contract was $100.0 million. See "Notes to Unaudited Condensed Consolidated Financial Statements – Note 6 – Derivative Financial Instruments," Item 1 of Part I, included elsewhere in this report for further discussion of our interest rate swap contract.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of September 30, 2024, we had $283.7 million of outstanding indebtedness at variable interest rates after giving effect to $100.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of September 30, 2024 would have resulted in an increase of $2.8 million in our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at September 30, 2024 was $234.3 million, representing a net settlement liability of $3.4 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of September 30, 2024, while not predictive in nature, indicated that the net settlement liability of $3.4 million would increase by $18.3 million resulting in a net settlement liability of $21.7 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that inflation in the form of increased raw materials and other input costs, including inbound freight and wage rates, have impacted our business, results of operations, financial position and cash flows during the three and nine months ended September 30, 2024 and 2023. Sustained and higher inflationary environments, including increased raw material and other input costs, could materially impact our business, results of operations, financial position and cash flows in the future.

ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter ended September 30, 2024. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the third quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2) (in thousands)
July 1, 2024 - July 31, 2024(1)	755,220	64.30	755,220	$253,618
August 1, 2024 - August 31, 2024	165,500	67.21	165,500	242,495
September 1, 2024- September 30, 2024	159,840	64.69	159,840	232,155
Total	1,080,560	64.80	1,080,560

_______________________________________________________________________________
(1) On March 14, 2024, we entered into an agreement with Magnus Holdings Co., Ltd. ("Magnus") to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from April 1, 2024 through June 28, 2024, up to an aggregate of $37.5 million, at the same weighted average per share price ("March 2024 Agreement"). On July 10, 2024, we purchased 587,520 shares of our common stock from Magnus for an aggregate of $37.5 million in satisfaction of our obligation under the March 2024 Agreement.
(2)    On June 14, 2024, we entered into an agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price. In relation to this agreement, we recorded a liability of $32.5 million to purchase an additional 493,040 shares of common stock from Magnus as of September 30, 2024.

ITEM 3.      Defaults Upon Senior Securities

None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information
None.

ITEM 6.      Exhibits

Exhibit No.	Description
10.1
Lock-Up Agreement, dated as of August 9, 2024, between Acushnet Holdings Corp. and Magnus Holdings Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 9, 2024)

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

ACUSHNET HOLDINGS CORP.

Dated: November 7, 2024	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ Sean Sullivan
Sean Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

