Form 10-K
period 2024-12-31
Acushnet Holdings Corp.
filed 2025-02-27
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☒	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant's most recently completed second fiscal quarter, June 28, 2024, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $1.8 billion. The registrant's common stock trades on the New York Stock Exchange under the symbol “GOLF.”
The registrant had 59,928,969 shares of common stock outstanding as of February 21, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on June 2, 2025, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

i

In this Annual Report on Form 10‑K (“Annual Report”), the terms “Acushnet,” “we,” “us,” “our” and the “Company” refer to Acushnet Holdings Corp. and its consolidated subsidiaries.
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
The forward-looking statements contained in this report are based on management’s current expectations and are subject to uncertainty and changes in circumstances. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory, political and other factors, many of which are beyond our control. We believe that these factors include, but are not limited to, those identified in the section entitled “Risk Factors.”
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
INDUSTRY AND MARKET DATA
Within this Annual Report, we reference information and statistics regarding the golf industry and the golf equipment, wear and gear markets. We have obtained certain of this information and statistics from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources for the most recent available date. We believe that these external sources and estimates are reliable, but have not independently verified them. Certain of this information and statistics are based on our good faith, reasonable estimates, which are derived from our review of internal surveys and independent sources. In addition, projections, assumptions and estimates of the future performance of the golf industry and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

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
TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as “Titleist,” “FootJoy,” “Pro V1,” “Pro V1x,”“Pro V1x Left Dash,” “AVX,” “FJ,” “MyJoys,” “Pinnacle,” “Scotty Cameron,” the Circle T Design, “GT,” “TSR,” “T Series,” “Vokey Design,” “MyTPI,” “TPI,” “Titleist Performance Institute,” “Links & Kings,” “Linkslegend,” “Club Glove” and “KJUS” which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This report may also contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
iii

PART I
ITEM 1.            BUSINESS
Overview
We are the global leader in the design, development, manufacture and distribution of performance‑driven golf products, and these products are widely recognized for their quality excellence. Our mission—to be the performance and quality leader in every golf product category in which we compete—has remained consistent since we entered the golf ball business in 1932. Today, we are the steward of two of the most revered brands in golf—Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wearable brands. Titleist has been the #1 ball in professional golf for over 75 years and FootJoy has been the #1 shoe on the PGA Tour for nearly eight decades.
Our target market is dedicated golfers, who are the cornerstone of the worldwide golf industry. These dedicated golfers are avid and skill‑biased, prioritize performance and commit the time, effort and money to improve their game. We believe our focus on innovation and process excellence yields golf products that represent superior performance and consistent product quality, which are the key attributes sought after by dedicated golfers. Many of the game’s professional players, who represent the most dedicated golfers, prefer our products, thereby validating our performance and quality promise while also driving brand awareness. We seek to leverage a pyramid of influence product and promotion strategy, whereby our products are the most played by the world’s best players, creating aspirational appeal for a broad range of golfers who want to emulate the performance of the game’s best players.
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
For the year ended December 31, 2024, we recorded net sales of $2,457.1 million, net income attributable to Acushnet Holdings Corp. of $214.3 million and Adjusted EBITDA (as defined below) of $404.4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II to this report, for a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., the most directly comparable GAAP financial measure.
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

Product Platform
Leveraging the success of our golf ball and golf shoe businesses, while maintaining the core values of the Titleist and FootJoy brands, we have strategically entered into product categories such as golf clubs, wedges, putters, golf gloves, golf gear and golf wear. Since the dedicated golfer views each performance product category on its own merits, we have approached each category on its own terms by committing the necessary resources to become a performance and quality leader in each product category where we participate. As a result, we have built an industry leading platform across all performance product categories, driving a market‑differentiating mix of consumable products, which we consider to be golf balls and golf gloves, which collectively represented nearly 40% of our net sales in 2024, and more durable products, which we consider to be golf clubs, golf shoes, golf apparel and golf gear, which collectively represented over 60% of our net sales in 2024.
We operate under the following three reportable segments: (i) Titleist golf equipment, which includes the previous Titleist golf balls and Titleist golf clubs reportable segments, (ii) FootJoy golf wear and (iii) Golf gear, which represented approximately 61%, 23% and 9%, respectively, of net sales in 2024. For further information surrounding the principal products of each reportable segment, see “Our Products” further below. Financial information for our segments, including sales by geographic area, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II to this report and in “Notes to Consolidated Financial Statements – Note 21 – Segment Information,” Item 8 of Part II to this report.
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
Innovation Leadership
We believe innovation is critical to dedicated golfers, as they depend on the ability of new and innovative products to drive improved performance. We currently employ a research and development (“R&D”) team of approximately 200 scientists, chemists, engineers and technicians. We also introduce new product innovations at a cadence that we believe best aligns with the typical dedicated golfer’s replacement cycle within each product category.
Operational Excellence
The requirements of the game lead the dedicated golfer to seek out products of superior performance and consistency. We own or control the design, sourcing, manufacturing, packaging and distribution of the majority of our products. In doing so, we can exercise control over every step of the manufacturing process and supply chain operations, thereby setting the standard for quality and consistency. We have developed and refined distinct and independently managed supply chains for each of our product categories.
Route to Market Leadership
As one of the preferred partners to premium golf shops, we seek to ensure that the performance benefits derived from using our products are showcased and our products are properly merchandised. As we see our retail partners as a critical connection to dedicated golfers, we place great emphasis on building strong relationships and trust with them. As such, our sales associates are expected not simply to be salespeople, but to function as golf experts and enthusiasts in their respective territories who advise and assist our retail partners to better serve their customers. We help generate golfer demand and sell‑through via in‑shop merchandising, promotions and advertising, and also provide product education to club professionals, coaches and instructors. In addition, we place a strong focus on golfer engagement, starting with fitting and trial initiatives across our balls, clubs and shoes categories. We offer custom products across several categories to meet the varying needs of golfers’ skill levels, personal styles and preferences. In addition, our expanding eCommerce presence is expected to yield incremental sales and profitability, as well as to foster a deeper and more real time connection with dedicated golfers.

Market Overview and Opportunity
Market Overview
While rounds of play had been relatively stable for years, the game experienced an approximate 8% global increase in rounds in both 2020 and 2021 as dedicated golfers took full advantage of favorable weather, hybrid work schedules and an increase in discretionary time due to the circumstances attendant to the COVID-19 pandemic. Golf remained in high demand in 2022 and 2023, with the number of rounds played in the U.S. approximately 16% and 20% higher, respectively, than the number of rounds played in 2019. In 2024, the number of rounds played in the U.S. grew approximately 2% compared to 2023, and were 22% higher compared to 2019. We anticipate that global rounds of golf played will remain resilient in 2025, driven by golfer demographics, dedicated golfers and continued participation.
Golfer Demographics. Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 years and above, primarily “gen x-ers,” “baby boomers,” “millennials” and, increasingly, “gen z” who have the time and money to engage in the sport. We believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen x and baby boomer generations, promising developments in golf include the generational shift resulting from millennial and gen z golfers making their marks at both professional and amateur levels, and the increase in the number of juniors (ages 6-17) who play golf in recent years.
Dedicated Golfers. Dedicated golfers are largely millennials, gen x-ers and baby boomers who have demonstrated the propensity to pay a premium for products that help them perform better. We believe dedicated golfers, who comprise our target market, will continue to be a key driver for the global golf industry.
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
Economic Conditions. The state of the economy influences the amount of money people spend on golf. Golf products, including clubs, shoes, balls and accessories, are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products when economic conditions are favorable and when consumers are feeling confident and prosperous.
Our Growth Strategies
We plan to continue to pursue organic growth initiatives across all product categories, brands, geographies and marketing channels.
Introduce New Products and Extend Market Share Leadership in Core Categories. We expect to sustain our strong performance in our core categories of golf balls, golf clubs and golf shoes through several targeted strategies:
•Titleist Golf Balls. We continually invest in design innovation and process technology to deliver the highest performance and quality golf balls in the game. We strive to strengthen our sell-in and sell-through route to market capabilities by focusing on enhancing our sales team’s skills, supporting trade partners in those channels where dedicated golfers shop, investing in digital channel opportunities, expanding golf ball fitting networks, and educating golfers on Titleist golf ball performance and quality excellence. We also offer custom imprinting for country clubs, tournaments, corporate logos and personalization.

•Titleist Clubs, Wedges and Putters. We intend to continue to launch innovative, high performance golf clubs by further leveraging Titleist R&D excellence in all club categories. To enhance the golfer experience, we plan to continue highly focused consumer connection initiatives, promote and encourage custom fitting and trial, and offer best-in-class custom manufacturing capabilities. We also intend to continue to develop and offer limited edition products to showcase advanced technologies and to dedicate the resources necessary to ensure that Titleist drivers, fairways, hybrids and irons, Vokey Design wedges and Scotty Cameron putters remain golf’s leaders in performance, technology, craftsmanship and selection.

•FootJoy Footwear. We continue to invest in design and innovation to bring golf-specific performance advancements to the footwear category. We launched several new models in 2024, and we plan to continue to enrich our consumer connection initiatives with digital content, product trial and fit experiences in key global markets.
Increase Penetration in Golf Gear and Wear Categories. We intend to build on the brand loyalty that the dedicated golfer has developed for our Titleist ball and club categories and FootJoy shoe and glove categories in order to increase our penetration in the adjacent categories of golf gear and golf wear. We also evaluate acquisition opportunities that generally feature premium performance products that appeal to the dedicated golfer and can benefit from our global distribution and supply chain capabilities. We expect to continue to drive growth across these categories by employing the following initiatives:
•Golf Gear. We are committed to providing Titleist gear—including golf bags, headwear, gloves, travel gear and other accessories—of performance and quality excellence that is faithful to the Titleist brand promise. Titleist gear continues to make investments in design and engineering resources and to leverage dedicated player insights to drive product excellence in these product categories. We expect that Club Glove, an industry leader specializing in premium golf travel products, and Links & Kings, focused on luxury leather golf and lifestyle products, will both be driven by investments in product development and elevated digital capabilities as well as optimization of distribution channels to support growth.
•FootJoy Apparel. We remain committed to bringing style, performance and innovation to the golf apparel category. In addition to our seasonal apparel collections, we plan to launch new outerwear products to meet the performance expectations of the most demanding players and “make every day playable.” We plan to continue to work with select players on the worldwide professional golf tours who trust the FootJoy brand to perform at the highest levels.
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
Strategically Pursue Global Growth. While our brands are global, we believe that near‑term growth will be primarily driven by more established golf markets, such as the United States, Japan, Korea and Europe, Middle East and Asia (“EMEA”). However, less mature golf markets also represent longer‑term growth opportunities. To meet future demand, we are ensuring that local capabilities and expertise in sales, customer service, merchandising, online presence, golf education and fitting initiatives are in place to support our operations. We continue to hire local talent across all functions in order to better position our products in those markets where participation and popularity of the sport are expected to increase.
Our Products
We design, manufacture and market a broad range of products under the Titleist, FootJoy, KJUS and other brands. These brands are recognized as industry leaders in performance, quality, innovation and design. Our products include golf balls, golf clubs, wedges and putters, golf shoes, golf gloves, golf gear and golf and ski outerwear and apparel.
Titleist Golf Equipment
We design, manufacture and sell a full line of performance-driven golf equipment under the Titleist, Vokey Design and Scotty Cameron brands. The mission of our golf equipment business is to design and develop the best performing golf balls and golf clubs in the world for dedicated golfers.
Net sales of Titleist golf equipment for the years ended December 31, 2024, 2023 and 2022 were $1,507.8 million, $1,420.4 million and $1,288.4 million, respectively, representing approximately 61% of our total net sales in 2024.
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
Since its introduction in 2000, the Titleist Pro V1 has been the most played ball on the global professional tours and the best-selling golf ball globally. In 2003, the first Pro V1x golf ball was brought to market, and with its four-piece, dual core design, produced higher launch characteristics and a different spin profile than the three-piece, solid core Pro V1. Both Pro V1 and Pro V1x are designed to provide total performance for golfers at every level of the game and best demonstrate Titleist’s design, innovation and technology leadership.
In early 2025, we launched new Pro V1 and Pro V1x models with advancements in high gradient core technology to amplify the high flex casing layer, soft cast thermoset urethane cover and advanced aerodynamics. The 2025 models offer improved performance where golfers consistently ask for more: more speed off the tee, more control with irons, more spin with wedges. All of this is accomplished for both models while maintaining their differences in flight, spin and feel. Pro V1 offers the greatest combination of speed, spin and feel in the game and is the best fit for most golfers. Pro V1 flies lower than Pro V1x with a more penetrating trajectory and has a softer feel. Pro V1x has a fast, high flight and delivers spin where and when a golfer wants it. Complementing Pro V1 and Pro V1x is Pro V1x Left Dash, which meets the performance needs of a select group of players seeking high flight with even lower long game spin than both Pro V1 and Pro V1x. Titleist Pro V1 and Pro V1x models remain the most trusted, best performing and most consistent golf balls in the game. On the 2024 worldwide professional tours, Titleist golf balls accounted for 73% of all golf balls used, over seven times more than the nearest competitor.
In January 2024, we launched new AVX, Tour Soft, and TruFeel golf balls. AVX complements the Pro V1 family, offering a lower flight, lower spin option with even softer feel. The 2024 AVX features improved high gradient core chemistry, a high flex casing layer and a thicker, softer, urethane cover. The 2024 Tour Soft features our largest two-piece ionomer core, reformulated for more speed and scoring shot performance. The 2024 TruFeel features improved short game spin and control due to a thicker cover and reformulated core. The Titleist golf ball family is completed with the built-for-speed Velocity. All Titleist golf balls feature unique aerodynamic dimple patterns and industry leading quality standards.
We also offer RCT models of our Pro V1, Pro V1x, Pro V1x Left Dash and AVX golf balls. RCT stands for “Radar Capture Technology,” a proprietary, patented technology that was validated in collaboration with a team of golf equipment fitting experts. In development for over two years, these products showcase the technological capabilities of the Titleist golf ball R&D and operations teams. Our RCT golf balls are engineered to deliver the most accurate golf ball data on indoor radar-based launch monitors and offer the exact same design, quality and performance as their Pro V1, Pro V1x, Pro V1x Left Dash and AVX counterparts.
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
We are also a leader in custom imprinted golf balls. In 2025, we expect to expand and increase the availability of Performance Alignment features on Pro V1 and Pro V1x to provide dedicated golfers with tour validated alignment designs. Custom imprint capabilities include printing high quality reproductions of country club or resort logos, tournament logos, corporate logos and personalization on Titleist and Pinnacle golf balls. The majority of custom imprinting is done for corporate logos, which reflects the longstanding connection between the business community and golf. On average, custom golf ball sales represent approximately 25-30% of our global net golf ball sales.
Complementing the Acushnet golf ball portfolio is PG Golf, the Company’s recycled golf ball subsidiary. PG Golf recovers, processes and resells used golf balls to retailers, green grass accounts and direct to consumers via online sales. PG Golf competes in the price segment of the golf ball market and capitalizes on the demand for affordable, high-quality golf balls that appeal to a wide range of golfers, from beginners to those dedicated to the game.
Golf Clubs, Wedges and Putters
We design, assemble and sell golf clubs (drivers, fairways, hybrids and irons) under the Titleist brand, wedges under the Vokey Design brand and putters under the Scotty Cameron brand. Titleist golf clubs, Vokey Design wedges and Scotty Cameron putters are widely used by both professional and competitive amateur players, which validates the products’ performance and quality excellence. We are also committed to a leading club fitting and trial platform to maximize dedicated golfers’ performance experience.

Our golf clubs, wedges and putters are generally priced at or above the premium price points in the marketplace, driven by the higher‑end technologies (including design, materials and processes) that we use to generate superior quality and performance. We have different models within each category to address the distinct performance needs of our dedicated golfer target audience.
Titleist Clubs
Our current global club line consists of the GT product line of drivers, fairways and hybrids, and the T Series and 620 product lines of irons. Every product in our club line features premium, tour‑proven stock shafts and grips, complemented by a broad range of custom options.
Titleist GT drivers, fairways and hybrids are designed to deliver superior performance through tour‑proven technologies that increase ball speed, decrease spin and optimize flight without sacrificing forgiveness. We design our drivers and fairways to deliver complete performance with tour‑preferred looks, sound and feel, and we offer the ability to precisely fit individual golfers’ needs.
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
Vokey Design Wedges
Bob Vokey and his team of design and fitting experts create high performance wedges to meet the demands of dedicated golfers and the best players in the world. The Vokey Design wedge product offering is a compilation of the most popular wedges resulting from the Vokey Team’s hands‑on work with golf’s best players to develop shapes and soles that address varying techniques and course conditions. In total, we offer 27 unique loft, sole grind and bounce combinations and four unique finishes to create golf’s most complete wedge product performance range. In addition, Vokey’s online Wedgeworks program promotes limited edition models and allows golfers to customize and personalize their wedges. Vokey Design wedges are the most played wedges by tour professionals.
Scotty Cameron Putters
Scotty Cameron Fine Milled Putters are developed through a specialized and iterative process that blends art and science to create high performance putters. The design inspiration for the Scotty Cameron brand begins with studying the best players in the world and working with them to identify the consistent strengths and attributes of their putting. Scotty Cameron encourages a selection process that identifies the putter length, toe flow and appearance to deliver proper balance, shaft flex and feel to golfers and to encourage proper technique. Scotty Cameron offers a range of putters for each of these key selection criteria.
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
FootJoy
FootJoy is one of golf’s leading performance wearable brands, which consists collectively of golf shoes, gloves, outerwear and apparel. Net sales of FootJoy products for the years ended December 31, 2024, 2023 and 2022 were $574.6 million, $590.0 million and $611.0 million, respectively, representing approximately 23% of our total net sales in 2024.
FootJoy Golf Shoes
FootJoy is the #1 shoe in golf and has been the #1 shoe on the PGA Tour for nearly eight decades (since 1945). With an exclusive focus on golf, FootJoy shoes are designed, developed and manufactured for all golfers across multiple golf shoe categories, including modern classics, technical performance, casual and athletic.
The golf shoe category is one of the most demanding of all wearables. Golf shoes must perform in all weather conditions, including extreme temperature and moisture exposure, be resistant to pesticides and fungicides, withstand frequent usage and extensive rounds of play, and provide consistent comfort, support and protection to the golfer for over five miles in an average walked round. Golf shoes therefore require extensive knowledge and expertise in foot morphology, walking and swing biomechanics, material science and application, and sophisticated manufacturing and construction techniques.
Golf shoes are also a style and fashion driven category. FootJoy offers a large assortment of styles to suit the needs and tastes of all golfers. The breadth and scope of the FootJoy product line is commensurate with its leading sales position. To maintain and grow FootJoy’s leadership position in the category, new product launches and new styles comprise approximately 50% of our golf shoe offerings each year in all significant markets around the world.
In addition to its stock offerings, FootJoy is a leader in the customization of golf shoe styles and designs. FootJoy’s MyJoys custom golf shoe microsite offers individual choices for style, color, personal IDs and team logos on made-to-order products for golfers around the world. We believe this provides the largest offering of choices within the golf shoe category, along with service levels and personal expression capability that creates brand loyalty and repeat purchases.
FootJoy Gloves
FootJoy is the #1 glove in golf. FootJoy is the leader in sales for all sub‑categories of the glove business, including leather construction, synthetic, leather/synthetic combinations and all specialty gloves, including rain and winter specific offerings.
FootJoy Outerwear and Apparel
FootJoy is a leader in the golf outerwear and men’s and women’s golf apparel markets. FootJoy’s goal for outerwear is to “make every day playable” and extend the golf season by providing products for rain, wind and cold conditions. FootJoy has been the leader in net sales of golf outerwear in the United States since 2005. FootJoy also offers a full line of performance golf apparel and is one of the leading brands in the U.S., Europe, Korea and other major markets worldwide.
Golf Gear
    We design, manufacture and sell a range of premium, performance and luxury golf gear products, including golf bags, headwear, gloves and accessories under the Titleist brand; golf travel bags, luggage and other travel products under the Club Glove brand; and luxury leather golf goods under the Links & Kings brand. All products are designed and engineered using premium materials, with a focus on delivering quality and performance excellence with function and style. We seek to provide and continually evolve our customization and personalization opportunities across our product portfolio to meet the needs of dedicated golfers. We believe the golf gear business represents a sizable and highly fragmented opportunity with numerous competitors in each product category and geographical market.
Net sales of Golf gear for the years ended December 31, 2024, 2023 and 2022 were $232.1 million, $222.6 million and $211.9 million, respectively, representing approximately 9% of our total net sales in 2024.
    Titleist Gear
    Titleist gear consists of golf bags, headwear, gloves, travel gear and accessories.
•Golf Bags. Titleist golf bags are used on professional tours around the world and relied upon by players globally. We offer a range of Titleist golf bag models across price points with designs ranging from those to be carried to those designed for golf carts, each with an array of functional differences and a variety of materials and colors.
•Golf Headwear. Titleist golf headwear provides both function and fashion appeal across a multitude of models providing rain and sun protection as well as trend designs for dedicated golfers. We have established key product franchises in our headwear assortment with a variety of functions for both men and women.
•Golf Gloves. Titleist golf gloves are trusted by dedicated golfers and tour professionals worldwide. Our product lineup features premium cabretta leather and performance-driven synthetic and blended options for both men and women.
Club Glove
Trusted by the world’s best, Club Glove is an industry leader specializing in premium golf travel products that are built to withstand the rigors of golf travel. Driven to service dedicated golfers at all levels, Club Glove provides best-in-class products within the golf travel bag, luggage, backpack and duffle categories and its patented travel gear has long been recognized among the industry’s most reliable products. We seek to continually evolve through product innovation, driven by dedicated golfer insights.

Links & Kings
Links & Kings offers a range of distinguished and refined luxury leather products, including golf club head covers, belts, duffles, briefcases, messengers, yardage and scorecard holders as well as other golf, business and lifestyle products. Links & Kings is driven to use the finest materials to craft special products with meticulous detail while ensuring the highest quality.
Other
KJUS
    KJUS is a manufacturer of premium performance ski, golf and lifestyle apparel. The KJUS brand was born from an uncompromising commitment to performance, following brand namesake Lasse Kjus’s historic feat at the 1999 World Ski Championships, where he medaled in each of the Championships’ five disciplines. KJUS was founded with a vision to make the finest and most technologically advanced skiwear and the belief that cutting edge innovation could lead to improved performance. KJUS has today grown to be a leader in premium technical performance skiwear. Building upon this reputation, KJUS entered the golf outerwear and lifestyle apparel markets with a focus on freedom of movement, temperature regulation and all-weather protection to enhance performance. As a result, KJUS has achieved an enthusiastic following with performance-minded golfers and a premium positioning at many leading golf shops.
Product Launch Cycles
We maintain differentiated and disciplined product launch cycles across our portfolio, which we believe has contributed to stable and resilient growth over the long run. This approach gives our R&D teams the time we believe is necessary to develop superior performing products versus prior generation models. As a result, we can manage our product transitions and inventory from one generation to the next more efficiently and effectively, both internally and with our trade partners.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting our Results of Operations – Product Life Cycles,” Item 7 of Part II to this report, for further information surrounding our product launch cycles.
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
Until 2024, the majority of our FootJoy footwear was manufactured in a facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest, with the remaining 60% owned by our long‑standing Taiwan-based supply partners. The joint venture was established in 1995 and manufactured footwear in its Fuzhou, China facility from 2000 to early 2025.

During 2024, FootJoy shifted footwear production volume from Fuzhou, China to a third-party facility located in Long An Province, Vietnam, which is operated by an affiliate of one of our Taiwan-based supply partners. The joint venture ceased production at its Fuzhou, China facility in January 2025 and FootJoy currently contracts to manufacture substantially all of its footwear at the third-party owned Vietnam manufacturing facility. See “Notes to Consolidated Financial Statements – Note 23 – Restructuring Costs,” Item 8 of Part II to this report.
In our consolidated financial statements, and through 2024, we consolidated the accounts of the joint venture, which is a variable interest entity (“VIE”). The sole purpose of the joint venture was to manufacture our FootJoy footwear and as such, as of December 31, 2024, we were deemed to be the primary beneficiary of the VIE. See “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies – Variable Interest Entities,” Item 8 of Part II to this report, for a discussion of our FootJoy golf shoe joint venture and the material terms of the agreement which governs such joint venture arrangement.
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
We operate, and have our own field sales representation, in those countries that represent the substantial majority of golf equipment and wearable sales, including the United States, Japan, Korea, the United Kingdom, Canada, Germany, Sweden, France, Greater China, Australia, New Zealand, Thailand, Singapore, Malaysia and Switzerland. Exclusive Titleist and FootJoy brand retail stores have been established within key Asia Pacific markets to elevate brand experiences, presence and product presentation for dedicated golfers. Primarily focused on Titleist and FootJoy apparel collections unique to Korea, Japan and mainland China, these upscale brand and product showcase locations capture the undivided attention of dedicated Titleist and FootJoy brand fans, as well as provide for expanded education, selection and fitting experiences. In other countries in which we sell our products, we rely on select distributors to deepen our reach into those markets. Given the unique characteristics of each market, each country administers its own in‑country channel of distribution strategy.
Our sales and distribution follows a “category management” approach that encompasses all aspects of customer service and fulfillment, including product selection, space and display planning, sales staff training and inventory control and replenishment. Each sales representative advises on topics such as shop layout, merchandise display techniques and effective use of signage and product information and methods of improving inventory turns and sales conversions through merchandising. Our sales force has been recognized worldwide for its professionalism and service excellence.
We employ approximately 450 sales representatives worldwide, who are compensated through a combination of salary and a performance bonus, and in some instances, commissions. We currently service over 27,000 direct accounts worldwide. In both our direct sales and distributor markets, our trade partners are subject to our redistribution policy.
Supplementing our core field sales partnerships are Internet‑based initiatives and eCommerce websites. Titleist, FootJoy, KJUS, Links & Kings, Club Glove and PG Golf have established eCommerce websites accessible around the globe, and we plan to further expand eCommerce initiatives in the coming years. The eCommerce initiative is expected to yield incremental sales and profitability and enriched data on golfers’ preferences and trends, as well as to foster deeper and more real-time connections with dedicated golfers.
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
Raw Materials
    Where possible, we use multiple suppliers or multiple production facilities, some with geographic separation, to reduce the risk of raw material shortages, but in some instances, we rely on a sole or limited number of third-party suppliers and manufacturers for raw materials. Our highest raw material consumption for golf balls, in order, is polybutadiene, ionomers, zinc diacrylate, urethane and coatings. We source the raw materials for our golf glove and golf shoe businesses, and certain of the components for our golf shoe business, from third-party suppliers. Our golf club team employs the primary materials of steel, titanium and aluminum and has six custom manufacturing locations around the globe, with each responsible for supply chain execution, allowing each region to respond to market specific needs or trends. For our golf gear and FootJoy, KJUS and Titleist apparel businesses, we source the finished products from select third-party vendors that have the necessary quality and technical capabilities.
Seasonality
Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year‑round, with many of our on‑course customers closed during the cold weather months. In general, during the first quarter, we begin selling our products into the golf retail channel for the new golf season. This initial sell‑in generally continues into the second quarter. Our second‑quarter sales are significantly affected by the amount of sell‑through, in particular the amount of higher value discretionary purchases made by customers, which drives the level of reorders of the products sold during the first quarter. Our third‑quarter sales are generally dependent on reorder business, and are generally lower than the second quarter, as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Our fourth‑quarter sales are generally lower than other quarters due to the end of the golf season in many of our key markets, but can also be affected by key product launches, particularly golf clubs. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including the timing of new product introductions as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Key Factors Affecting our Results of Operations – Product Life Cycles,” Item 7 of Part II to this report, as well as weather conditions. This seasonality affects sales in each of our reportable segments differently. In general, however, due to seasonality, a larger portion of our sales and profitability generally occurs during the first half of the year.
Research and Product Development
Innovating within a highly regulated environment presents unique challenges and opportunities that require a significant investment in people, facilities and financial resources, with separate dedicated R&D teams for each product category. We have six R&D facilities and/or test centers supported by approximately 200 scientists, chemists, engineers and technicians in aggregate. We are committed to continuous improvement, and each R&D team is tasked with developing technology that will deliver better quality and performance products in each generation.
For the years ended December 31, 2024, 2023 and 2022, we invested $67.8 million, $64.8 million and $56.4 million, respectively, in R&D.
Patents, Trademarks and Licenses
We consider our patents and trademarks to be among our most valuable assets. We are dedicated to protecting the innovations created by our R&D teams by developing broad and deep patent and trademark portfolios across all product categories.
As a result, we have strong patent positions across our product categories and innovation spaces in which we operate, and have become the leader in obtaining golf ball and golf club patents worldwide. In addition, we believe we have more combined golf shoe and golf glove utility patents than all competitors combined. We have over 830 active U.S. utility patents in golf balls, nearly 750 active U.S. patents in golf clubs, wedges and putters and over 180 U.S. patents in golf shoes and gloves. In 2024, we filed more than 270 U.S. patent applications and over 425 worldwide.
We own or license a large portfolio of trademarks, including, but not limited to, Titleist, Pro V1, Pro V1x, ProV1x Left Dash, AVX, Pinnacle, GT, TSR, T Series, CNCPT, Vokey Design, Scotty Cameron, Studio Style, Phantom, the Circle T Design, Scotty Dog logo, FootJoy, FJ, DryJoys, HyperFlex, StaSof, ProDry, MyJoys, MyTPI, TPI, Titleist Performance Institute, Links & Kings, Linkslegend, Club Glove and KJUS. We protect our trademarks by obtaining registrations where appropriate and opposing or cancelling material infringements. We also have rights in several common law marks.
Competition
There are unique aspects to the competitive dynamic in each of our product categories.
The golf equipment business is highly competitive. There are a number of well‑established and well‑financed competitors, including Topgolf Callaway Brands (“Callaway”), TaylorMade, Karsten Manufacturing Corporation (“Ping”), SRI Sports Limited (Dunlop and Srixon brands) and Bridgestone (Bridgestone and Precept brands). Golf equipment products generally compete on the basis of technology, quality, performance, custom fitting and customer service.
FootJoy’s significant worldwide competitors in golf shoes include Nike, Adidas and Ecco. FootJoy’s and Titleist’s primary worldwide competitors in golf gloves include Callaway, Nike, TaylorMade, Adidas and a significant number of smaller companies with regional offerings and specialized golf glove products. In the golf apparel category, FootJoy has numerous competitors in each geographical market, including Nike, Adidas, Peter Millar, GFore and Under Armour. FootJoy products generally compete on the basis of quality, performance, styling and price.
In the golf gear market, there are numerous competitors in each product category and geographical market. Our golf bags, headwear, travel gear, accessories and other golf gear products each compete on the basis of quality, performance, styling and customer service.
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
We are also involved in ongoing investigations with federal and state environmental protection agencies, but do not expect to incur future material costs for past and current environmental issues. See the risk factor in Item 1A entitled “We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increase our costs or restrict our operations in the future.”
Regulation
The Rules of Golf
We seek to have our new golf ball and golf club products conform with the Rules of Golf published by the United States Golf Association (the “USGA”) and The Royal and Ancient Golf Club of St. Andrews (the “R&A” and, together with the USGA, the “Governing Bodies”), because these rules are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States and Mexico, and the R&A publishes rules that are generally followed in most other countries around the world. The Rules of Golf as published by the Governing Bodies are virtually the same and are intended to be so pursuant to a Joint Statement of Principles issued in 2001.
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
Golf Clubs
The Rules of Golf have also focused on golf club regulations. In 1998, a limitation was placed on the spring‑like effect of driver faces. In 2003, limits were placed on club head dimensions and volume, as well as shaft length. In 2007, club head moment of inertia was limited. A rule change to allow greater adjustability in golf clubs went into effect on January 1, 2008. In August 2008, the Governing Bodies adopted a rule change further restricting golf club grooves by reducing the groove volume and limiting the groove edge angle allowable on irons and wedges. This rule change did not apply to most golfers until January 1, 2024. It was implemented on professional tours beginning in 2010 and was implemented in elite amateur competitions beginning in 2014. All products manufactured after December 31, 2010, must comply with the new groove specifications. On January 1, 2022, the Governing Bodies adopted a Model Local Rule that allows those running professional or elite amateur golf competitions to limit the maximum length of a golf club (excluding putters) to 46 inches. On December 6, 2023, the Governing Bodies issued a Notice proposing to modify the Rules of Golf conformance testing process for drivers, which may result in an enhanced testing protocol for drivers (the “Driver Notice”). The Driver Notice also states that the Governing Bodies will continue to explore possible options related to distance and the driver. The outcome of the Driver Notice and the impact of any other potential changes to the Rules of Golf are uncertain at this time.
    Our Position
In response to this active regulatory dynamic, our senior management and R&D teams spend significant time and effort to develop and maintain relationships with the Governing Bodies, and we are an active participant with them and other stakeholders in discussions regarding potential new rules and the rule making process. More importantly, our R&D teams are driven to innovate and continuously improve product technology and performance within the Rules of Golf. The development and protection of these innovations through aggressive patenting are essential to competing in the current market. As a long‑time industry participant and market leader, we believe we are well‑positioned to continue to outperform the market in a rules-constrained environment.
Employees and Human Capital Resources
Acushnet’s associates and our enduring culture are two key elements of our success. Guided by our strong corporate values, Acushnet’s associates are a key source of competitive advantage. As of December 31, 2024, we employed approximately 7,300 associates worldwide. Reflecting our truly global organization, approximately 3,400 of our associates are located in the Americas, over 700 are located in EMEA and approximately 3,200 are located in Asia Pacific. Approximately 55% of our associates are in manufacturing roles across our global manufacturing footprint and approximately 50% of our global associates are women.
We strive to cultivate the skills, knowledge and experiences in our associates that enable Acushnet to continue its leadership in performance and product quality. To retain talent and recruit new associates, we utilize a dual approach, leveraging a long-standing “build-from-within” talent development model coupled with recruiting top talent from the external market in partnership with universities, community organizations and professional groups. We conduct annual talent reviews focused on performance, potential and succession. Managers share open feedback and work closely with associates to create individual, experience-based development plans balancing deep functional expertise with broad leadership capabilities.
Essential to our recruitment and retention of top talent is our commitment to creating a collaborative and inclusive workplace. We seek to foster a culture that is representative of our global locations, where our unique backgrounds and perspectives enrich the experience of dedicated golfers, our associates and the communities around us. Engagement with associates at all levels is driven through open discussion, active listening and engagement surveys. Survey results continue to demonstrate that associate engagement is strong, driven by excitement for the future and a strong sense of belonging within the Company. We expect to continue to enhance our associates’ experiences by investing in platforms that strengthen associate connection and development.
Long-term associate retention starts with a focus on the safety, health and well-being of our associates. Acushnet’s Safety, Health and Wellness journey began more than 25 years ago, and our 6-point safety program is a foundational principle of our operations across the globe. Acushnet’s HealthWise program encourages and supports associate safety, health and wellness. Through partnerships with the medical community and Acushnet HealthWise Coaches, associates gain access to high quality health and wellness services. Associates receive incentives for healthy behaviors, which include up to a 30% surcharge avoidance for healthcare benefits. HealthWise allows associates to create a personalized path on their wellness journey, focusing on what is important and meaningful to them as individuals. Acushnet encourages and supports healthy behaviors by offering various on-site and virtual services, including educational programs, fitness center programming, wellness coaching, physical therapy, chiropractic care, mental health care, massage therapy, acupuncture and reflexology, as well as volunteer activities in our local communities.
Acushnet aspires to be a high achieving workforce by providing a workplace that inspires connection, innovation and excellence in performance. As a result, we utilize a hybrid flexibility model, grounded in the needs of the business and the work of each role, while offering the flexibility associates desire. We believe strongly in deep moments of collaboration and connection that drive our long history of innovation, and the workplace strategy should support those goals. Our workplace experience will optimize time spent in-office by ideating, creating and connecting with peers. Local leaders around the world are empowered to determine the best flexibility approach for their geography based on the type of work and local culture.
As a leader in performance and product quality, we drive standards of performance and excellence by continually developing and encouraging our associates to challenge the status quo while rewarding them with competitive compensation and benefits packages. The highly cultivated and long-standing associate experience at Acushnet remains a competitive advantage driving our success as the leader in performance products in the golf industry.

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
•Consumer spending habits and macroeconomic and demographic factors may affect the number of rounds of golf played, the number of golf participants and related spending on our products.
•Changes to the Rules of Golf with respect to equipment could materially adversely affect our business, financial condition and results of operations.
•We may not successfully manage the frequent introduction of new products or satisfy changing consumer preferences and quality and regulatory standards.
•Failure to successfully innovate and offer high-quality products may adversely affect our ability to compete in the market for our products.
•A significant disruption in the operations of our manufacturing, assembly or distribution facilities could materially adversely affect our business, financial condition and results of operations.
•Many of our raw materials and product components are provided by a sole or limited number of third-party suppliers and manufacturers.
•A disruption in the operations of our suppliers could materially adversely affect our business, financial condition and results of operations.
•We may be involved in lawsuits to protect, defend or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.
•Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
•We face intense competition in each of our markets and if we are unable to maintain a competitive advantage, loss of market share, sales or profitability may result.
•We may have limited opportunities for future growth in sales of certain of our products.
•A severe or prolonged economic downturn could adversely affect our customers’ financial conditions, levels of business activity and ability to pay their trade obligations.
•We depend on retailers and distributors to market and sell our products, and our failure to maintain and further develop our sales channels could materially adversely affect our business, financial condition and results of operations.
•Our business and results of operations are subject to seasonality and product launch cycles, which could result in fluctuations in our operating results and stock price.
•We have significant international operations and are exposed to risks associated with doing business globally.
•We rely on complex information systems to manage our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.
•Cybersecurity risks could disrupt our operations and negatively impact our reputation.
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

•The indenture that governs our 7.375% senior unsecured notes due 2028 (the “Notes”) and the credit agreement that governs our Second Amended Credit Facility (as defined below) contain restrictions that limit our flexibility in operating our business.

Risks Related to Ownership of Our Common Stock
•The interests of Magnus Holdings Co., Ltd. (“Magnus”) and its affiliates and any of their successors or transferees may conflict with other holders of our common stock.
•We are a “controlled company” under New York Stock Exchange (“NYSE”) rules and, as a result, we qualify for and may elect to rely upon exemptions from certain corporate governance requirements that would otherwise provide protection to our shareholders.

For a more complete discussion of the material risks facing our business, see below. You should carefully consider each of the following risk factors, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II to this report. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. In that event, the market price of our common stock could decline significantly and you could lose all or part of your investment. The risks described below are not the only risks we face. Additional risks we are not presently aware of or that we currently believe are immaterial could also materially adversely affect our business, financial condition and results of operations.
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
Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year‑round, with many of our on‑course retail customers closed during the cold weather months and, to a lesser extent, during the hot weather months. Unfavorable weather conditions in our major markets, such as a particularly long winter, a cold and wet spring, or an extremely hot summer, would impact the number of playable days and rounds played in a given year and decrease the amount spent by golfers and golf retailers on our products, particularly consumable products such as golf balls and golf gloves.  In addition, unfavorable weather conditions and natural disasters can adversely affect the number of custom club fitting and trial events that we can perform during our key selling periods. Unusual or severe weather events throughout the year, such as storms or droughts or other water shortages, can negatively affect golf rounds played both during such events and afterward. Consequently, sustained adverse weather conditions, especially during the warm weather months, could impact our sales, which could materially adversely affect our business, financial condition and results of operations. Adverse weather conditions may have a greater impact on us than on other golf equipment companies as we have a large percentage of consumable products in our product portfolio, and the purchase of consumable products is generally more dependent on the number of rounds played in a given year.
Consumer spending habits and macroeconomic factors may affect the number of rounds of golf played and related spending on golf products.
Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to spend their time and money on golf and golf products when economic conditions are favorable and when consumers feel confident and prosperous. Discretionary spending on golf and the golf products we sell is affected by consumer spending habits and many macroeconomic factors, including general business conditions, stock market prices and volatility, corporate spending, housing prices, inflation, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Consumers may reduce or postpone purchases of our products as a result of shifts in consumer spending habits as well as during periods when economic uncertainty increases, disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A future significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affects consumer discretionary spending, whether in the United States or in our international markets, could result in reduced sales of our products, which could materially adversely affect our business, financial condition and results of operations.

Demographic factors may affect the number of golf participants and related spending on our products.
Golf is a recreational activity that requires time and money, and different generations and socioeconomic and ethnic groups use their leisure time and discretionary funds in different ways. Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among older generations. A decline in golf participation or the number of rounds of golf played due to factors such as demographic changes or lack of interest in the sport among young people or certain socioeconomic and ethnic groups could reduce sales of our products and materially adversely affect our business, financial condition and results of operations.
Changes to the Rules of Golf with respect to equipment could materially adversely affect our business, financial condition and results of operations.
Golf’s most regulated categories are golf balls and golf clubs. We seek to have our new golf ball and golf club products conform with the Rules of Golf because these rules are generally followed by golfers, both professional and amateur. The Rules of Golf set testing standards and establish limitations for the design and performance of golf balls and golf clubs. Historically, the Rules of Golf have regulated golf ball size, weight, spherical symmetry, initial velocity and overall distance. The Governing Bodies have also focused on golf club regulations, including limiting wedge and iron groove size, the size and spring‑like effect of driver faces and club head moment of inertia. In the future, existing Rules of Golf may be altered in ways that may adversely affect the sales of our current or future products.
On December 6, 2023, the Governing Bodies issued the ODS Notice and the Driver Notice. The ODS Notice announced proposed changes to the ODS testing method intended to reduce the distance that conforming golf balls will travel when struck by golfers, while the Driver Notice announced a proposed modification to the conformance testing process for drivers, which may result in an enhanced testing protocol. See “Business – Regulation – Rules of Golf,” Item 1 of Part I to this report, for further discussion of recent and proposed changes to the Rules of Golf, including the ODS Notice and the Driver Notice. The outcomes of the ODS Notice and the Driver Notice and the impact of any implementation thereof or any other potential changes to the Rules of Golf are uncertain at this time.
If the Governing Bodies adopted one or more changes to the Rules of Golf, including the changes proposed by the ODS Notice and the Driver Notice, and caused one or more of our current or future products to be nonconforming, sales of such products could be impacted. Future changes to the Rules of Golf could also require us to expend additional time and resources, including on R&D and raw materials, in order to design, develop and manufacture new products that conform to such rules. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.
We may not successfully manage the frequent introduction of new products or satisfy changing consumer preferences and quality and regulatory standards.
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
These marketplace conditions raise a number of issues that we must successfully manage. For example, we must properly anticipate consumer preferences and design products that meet those preferences, while also complying with significant restrictions imposed by the Rules of Golf, or our new products may not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, our R&D and supply chain groups face constant pressures to design, develop, source and supply new products – many of which incorporate new or otherwise untested technology, suppliers or inputs – that perform better than their predecessors while maintaining quality control and the authenticity of our brands. Third, for new products to generate equivalent or greater sales than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and ensuring that supplies are ready and delivered during the critical selling periods. Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in our own inventory. If we do not successfully manage the frequent introduction of new products or satisfy consumer demand, it could adversely affect our business, financial condition and results of operations.

Failure to successfully innovate and offer high-quality products may adversely affect our ability to compete in the markets for our products.
Technical innovation and quality control in the design and manufacturing processes of our products is essential to our commercial success. R&D plays a key role in technical innovation. We rely upon experts in various fields to develop and test cutting-edge performance products. If we fail to continue technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems, any of which could materially adversely affect our business, financial condition and results of operations.
A significant disruption in the operations of our manufacturing, assembly or distribution facilities could materially adversely affect our business, financial condition and results of operations.
We rely on manufacturing facilities in the United States, Thailand and Vietnam, certain of which constitute our sole or primary manufacturing facility for a particular product category. For example, the majority of our golf gloves are manufactured at our facility in Thailand, and substantially all of our FootJoy footwear is manufactured at a third-party owned facility in Vietnam. We also rely on assembly and distribution facilities in many of our major markets. Because substantially all of our products are manufactured, assembled in and distributed from a few locations, our operations could be interrupted by events beyond our control, including:
•power loss or network connectivity or telecommunications failure or downtime;
•equipment failure;
•human error or accidents;
•sabotage or vandalism;
•physical or electronic security breaches;
•floods, fires, earthquakes, hurricanes, tornadoes, tsunamis or other natural disasters;
•political or socioeconomic unrest;
•labor difficulties, including work stoppages, slowdowns, labor shortages or excessive turnover;
•water damage or water shortage;
•government orders and regulations;
•pandemics and other health and safety issues; and
•terrorism.
Our manufacturing, assembly and distribution capacity is also dependent on the performance of services by third parties, including vendors, landlords and logistics and transportation providers. Our manufacturing, assembly and distribution networks include computer processes, software and automated equipment that may be subject to a number of risks related to cybersecurity, software and hardware malfunctions, electronic or power interruptions or other system failures. If we encounter problems with our manufacturing, assembly and distribution facilities and networks, our ability to meet customer expectations, manage inventory, avoid errors, complete sales and achieve objectives for operating efficiencies could be harmed, which could materially adversely affect our business, financial condition and results of operations. Moreover, our business interruption insurance may not adequately protect us from the adverse effects that could result from significant disruptions to our manufacturing, assembly and distribution facilities and networks, such as the long‑term loss of customers or an erosion of our brand image.
Many of our raw materials and product components are provided by a sole or limited number of third‑party suppliers and manufacturers.
We rely on a sole or limited number of third‑party suppliers and manufacturers for many of our raw materials and components in our golf balls, golf clubs, golf gloves, golf shoes and certain of our other products. We also use specialized and geographically limited sources for certain of the raw materials used to make our golf gloves and other products. Many of these materials are customized for us and some of our products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. If we were to experience any delay or interruption in such supplies, we may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business. We continue to be exposed to price increases and availability risks with respect to certain materials and components used by us, our suppliers and our manufacturers, including polybutadiene, zinc diacrylate, urethane and ionomers for the manufacturing of our golf balls, titanium and steel for our golf clubs, leather and synthetic fabrics for our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum‑based materials for a number of our products. Any significant supply chain disruptions or shortages in raw materials could materially adversely affect our business, financial condition and results of operations.
A disruption in the operations of our suppliers could materially adversely affect our business, financial condition and results of operations.
Our ability to continue selecting reliable suppliers who provide timely deliveries of quality materials and components will impact our success in meeting customer demand for timely delivery of quality products. If we experience significantly increased demand, or if, for any reason, we need to replace an existing manufacturer or supplier, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any new supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. We have in the past and may again in the future experience supply chain disruptions and related shortages of various raw materials. In addition, should we decide to transition existing manufacturing between third‑party manufacturers or to transition existing in‑house manufacturing to third‑party manufacturers, such as the transition of our footwear manufacturing to a third-party owned facility in Vietnam, the risk of such a supply chain disruption could increase. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any material delays, interruption or increased costs in the supply of raw materials or components of our products could impact our ability to meet customer demand, which could materially adversely affect our business, financial condition and results of operations.
In addition, there can be no assurance that our suppliers and manufacturers will continue to provide raw materials and components that are consistent with our standards and that comply with all applicable laws and regulations. We have occasionally received, and may in the future receive, shipments of supplies or components that fail to conform to our quality control standards. In that event, unless we obtain replacement supplies or components in a timely manner, we risk the loss of sales resulting from the inability to manufacture our products and could incur related increased administrative and shipping costs, that could also negatively impact our brands, any of which occuring could materially adversely affect our business, financial condition and results of operations.
While we do not control our suppliers or their labor practices, negative publicity regarding the management of facilities, production methods employed or materials used by any of our suppliers could adversely affect our reputation, which could materially adversely affect our business, financial condition and results of operations and may force us to locate alternative suppliers. In addition, our suppliers may not have access to adequate capital to fulfill their obligations to us or may go out of business. Furthermore, the ability of third‑party suppliers to timely deliver raw materials or components may be affected by events beyond their control, such as work stoppages or slowdowns, transportation issues, changes in trade or tariff laws, or significant weather and health conditions.
The cost of raw materials and components could affect our operating results.
The materials and components used by us, our suppliers and our manufacturers involve raw materials, including polybutadiene, zinc diacrylate, urethane and ionomers for the manufacturing of our golf balls, titanium and steel for the manufacture of our golf clubs, leather and synthetic fabrics for the manufacturing of our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum‑based materials for a number of our products. Significant price fluctuations or shortages in such raw materials or components, including the costs to transport such materials or components of our products, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect our business, financial condition and results of operations.
Our operations are conducted worldwide and our results of operations are subject to currency transaction and translation risks that could materially adversely affect our business, financial condition and results of operations.
For the year ended December 31, 2024, $1,010.3 million of our net sales were generated in regions outside of the United States. Net sales by region are included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II to this report and “Notes to Consolidated Financial Statements – Note 21 – Segment Information,” Item 8 of Part II to this report. Substantially all net sales from regions outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all purchases of inventory, raw materials and components by entities in these regions are made in U.S. dollars. For the year ended December 31, 2024, approximately 80% of our cost of goods sold incurred by regions outside the U.S. was denominated in U.S. dollars. Because these subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in currency exchange rates, which can impact the gross profit of these subsidiaries. If the U.S. dollar strengthens against the applicable local currency, more local currency will be needed to purchase the same amount of cost of goods sold denominated in U.S. dollars, which could materially adversely affect our business, financial condition and results of operations.
We have entered and expect to continue entering into various foreign exchange forward contracts in an effort to protect against adverse changes in foreign exchange rates and attempt to minimize foreign currency transaction risk. Our hedging activities can reduce, but will not eliminate, the effects of foreign currency transaction risk on our financial results. The extent to which our hedging activities mitigate foreign currency transaction risks varies based upon many factors, including the timing, value and volume of transactions being hedged. Accuracy of sales forecasts, volatility of currency markets, the availability of hedging instruments and limitations on the duration of such hedging instruments may also affect the effectiveness of our hedging activities. Because these hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but could also reduce the positive impact of a weaker U.S. dollar. We are also exposed to credit risk from the counterparties to our hedging activities and market conditions could cause such counterparties to experience financial difficulties. As a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become more costly.
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated subsidiaries from their local currency into U.S. dollars. In each of the three years ended December 31, 2024, over 40% of our net sales and approximately 30% of our total operating expenses (which amounts represent substantially all of the operating expenses incurred by subsidiaries in regions outside of the U.S.) were denominated in foreign currencies. Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
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
We seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention assignment agreements with our employees, consultants, contractors, suppliers and others. While these agreements are designed to protect our proprietary information, we cannot be certain that such agreements have been entered into with all relevant parties, and we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If these physical and electronic security measures fail, or if we are otherwise unable to prevent disclosure to third parties of our material proprietary and confidential know‑how and trade secrets, our ability to establish or maintain a competitive advantage in our markets may be adversely affected.
We selectively and strategically pursue patent, trademark and trade secret protection in our core geographic markets, but our strategy has been to not perfect certain patent and trademark rights in some countries. For example, we focus primarily on securing patent protection in those countries where the majority of our golf ball and golf club industry production takes place. Accordingly, we may not be able to prevent others, including competitors, from practicing our patented inventions, including by manufacturing and selling competing products, in those countries where we have not obtained patent protection. Further, the laws and law enforcement practices of some foreign countries do not protect proprietary rights and intellectual property rights to the same extent or in the same manner as the laws of the United States, and in some foreign countries third‑party manufacturers may be able to manufacture and sell imitation products and diminish the value of our brands as well as infringe our rights, despite our efforts to prevent such activity.
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
If we fail to obtain enforceable patents, trademarks and trade secrets, fail to maintain our existing patent, trademark and trade secret rights, or fail to prevent substantial unauthorized use of our patents, trademarks and trade secrets, we risk the loss of our intellectual property rights and competitive advantages we have developed, which may result in lost sales. Accordingly, we devote substantial resources to the establishment and protection of our patents, trademarks and trade secrets or know‑how, and we continuously evaluate the utility of our existing intellectual property and the new registration of additional trademarks and patents, as appropriate. However, we cannot guarantee that we will have adequate resources to continue to effectively establish, maintain and enforce our intellectual property rights. We also cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities. Moreover, even if the applications will be registered during the registration process, third parties may seek to oppose, limit, or otherwise challenge these applications or registrations.
We may be involved in lawsuits to protect, defend or enforce our intellectual property rights, which could be expensive, time consuming and unsuccessful.
Our success depends in part on our ability to protect our patents, trademarks and trade secrets from unauthorized use by others. To counter infringement or unauthorized use, we may file infringement or misappropriation claims, which can be expensive and time‑consuming and could materially adversely affect our business, financial condition and results of operations, even if successful. Any claims that we assert against perceived infringers could also provoke these parties to assert counterclaims alleging that we infringe or misappropriate their intellectual property rights or that we have engaged in anti‑competitive conduct. Moreover, our involvement in litigation against third parties asserting infringement of our intellectual property rights presents some risk that our intellectual property rights could be challenged and invalidated. In addition, in an infringement proceeding, whether initiated by us or another party, a court may refuse to stop the other party in such infringement proceeding from using the technology or mark at issue. An adverse result in any litigation or defense proceedings, including proceedings at the patent and trademark offices, could put one or more of our patents, trademarks or trade secrets at risk of being invalidated, held unenforceable or interpreted narrowly, and could put any of our patent or trademark applications at risk of not being issued as a registered patent or trademark, any of which could materially adversely affect our business, financial condition and results of operations.
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
Patent reform legislation may increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, thereby negatively impacting our ability to protect our intellectual property which could materially adversely affect our business, financial condition and results of operations. In addition, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and may in the future make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and may in the future make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. These changes may materially affect our patents or patent applications and our ability to obtain and enforce or defend additional patent protection in the future.
We face intense competition in each of our markets and if we are unable to maintain a competitive advantage, loss of market share, sales or profitability may result.
The markets for golf equipment, wear and gear are highly competitive and there may be low barriers to entry in many of our markets. Pricing pressures, reduced profit margins, loss of market share or failure to grow in any of our markets, due to competition or otherwise, could materially adversely affect our business, financial condition and results of operations.
We compete against large‑scale global sports equipment and apparel companies, Japanese industrials, and more specialized golf equipment and golf wear companies, including Callaway, TaylorMade, Ping, SRI Sports Limited, Bridgestone, Nike, Adidas and Under Armour. Many of our competitors have significant competitive strengths, including long operating histories, large and broad consumer bases, established relationships with a broad set of suppliers and customers, established regional or local presence, strong brand recognition and greater financial, R&D, marketing, distribution and other resources than we do. There are unique aspects to the competitive dynamic in each of our product categories and markets. We are not the market leader with respect to certain categories or in certain markets.
Golf Equipment. The golf equipment market is highly competitive and is served by a number of well-established and well-financed companies with recognized brand names. New product introductions, price reductions, consignment sales, extended payment terms, “closeouts,” including closeouts of products that were recently commercially successful, and significant tour and advertising spending by competitors continue to generate intense market competition and create market disruptions. Our competitors in the golf equipment market have in the past and may continue to introduce their products on an accelerated cycle, which could lead to market disruption and impact sales of our products. We and our competitors continue to incur significant costs in the areas of R&D, advertising, marketing, tour and other promotional support to be competitive.
Golf Gear. The golf gear market is fragmented and served by a number of established competitors, as well as a number of smaller competitors, all of which are pursuing innovative ways to meet consumer needs. We face significant competition in every region with respect to each of our golf gear product categories.
Golf Wear. In the golf wear markets, we compete with a number of well‑established and well‑financed companies with recognized brand names. These competitors may have a large and broad consumer base, established relationships with a broad set of suppliers and customers, strong brand recognition and greater financial, R&D, marketing, distribution and other resources than we do.
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
We may have limited opportunities for future growth in sales of certain of our products.
The golf industry is highly competitive, and we already have a significant share of worldwide sales of golf balls, golf shoes and golf gloves. As such, our ability to gain incremental market share quickly or at all may be limited given the competitive nature of and other challenges associated with the golf industry. In the future, the overall dollar volume of worldwide sales of golf equipment, wear and gear may not grow or may decline which could materially adversely affect our business, financial condition and results of operations.

A severe or prolonged economic downturn could adversely affect our customers’ financial conditions, levels of business activity and ability to pay their trade obligations.
We primarily sell our products to golf equipment retailers, such as on‑course golf shops, golf specialty stores and other qualified retailers, both directly and through foreign distributors. We perform ongoing credit evaluations of these customers’ financial condition and generally require no collateral from them. However, a severe or prolonged downturn in the general economy could adversely affect the retail golf equipment market, which in turn would negatively impact the liquidity and cash flows of these customers and make it more difficult for them to obtain credit to finance purchases of our products and to pay their trade obligations. This could result in decreased orders for our products and increased delinquent or uncollectible accounts from these customers. A decrease in orders or the failure by these customers to pay a significant portion of outstanding accounts receivable balances on a timely basis could materially adversely affect our business, financial condition and results of operations.
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
We primarily sell our products through retailers and distributors and depend on these third parties to market and sell our products to consumers. Any changes to our current mix of retailers and distributors could adversely affect our sales and could negatively affect both our brand image and our reputation. Our sales depend, in part, on retailers adequately displaying our products, including providing attractive space and merchandise displays in their stores, and training their sales personnel to sell our products. If our retailers and distributors are not successful in selling our products, our sales would decrease. Our retailers frequently offer products and services of our competitors in their stores. In addition, our success in growing our presence in existing and expanding into new international markets will depend on our ability to establish relationships with new retailers and distributors. If we do not maintain our relationships with our existing retailers and distributors or develop relationships with new retailers and distributors, our ability to sell our products would be negatively impacted.
On a consolidated basis, no one customer that sells or distributes our products accounted for more than 10% of our consolidated net sales in the year ended December 31, 2024. However, our top ten customers accounted for approximately 20% of our consolidated net sales in the year ended December 31, 2024. Accordingly, the loss of a small number of our large customers, or the reduction in business with one or more of these customers, could materially adversely affect our business, financial condition and results of operations. We do not currently have minimum purchase agreements with these large customers.
Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk, put pressure on our margins and impair our ability to sell products.
The sporting goods and off‑course golf equipment retail markets in some countries, including the United States, are dominated by a few large retailers. Certain of these retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. Future industry consolidation and correction is possible. These situations may result in a concentration of our credit risk with respect to our sales to such retailers, and, if any of these retailers were to experience a shortage of liquidity or other financial difficulties, or file for bankruptcy or receivership protection, it would increase the risk that their outstanding payables to us may not be paid. This consolidation may also result in larger retailers gaining increased leverage, which may impact our margins. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. Any reduction in sales by our retailers could materially adversely affect our business, financial condition and results of operations.
Our business depends on strong brands, and if we are not able to maintain and enhance our brands we may be unable to sell our products.
Our brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. In particular, we believe that maintaining and enhancing the Titleist, Scotty Cameron, Vokey Design, FootJoy, KJUS and Club Glove brands is critical to maintaining and expanding our customer base. Maintaining, promoting and enhancing our brands may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Our business could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us and reduce long‑term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Also, as we seek to grow our presence in existing markets, and expand into new geographic or product markets, consumers may not embrace our brand image or be willing to pay a premium to purchase our products as compared to other brands. We anticipate that as our business continues to grow our presence in existing markets and expand into new markets, maintaining and enhancing our brands may become increasingly difficult and expensive. If we are unable to maintain or enhance the image of our brands, it could materially adversely affect our business, financial condition and results of operations.
Our business and results of operations are subject to seasonality and product launch cycles, which could result in fluctuations in our operating results and stock price.
Our business is subject to seasonal fluctuations because golf is played primarily on a seasonal basis in most of the regions where we do business. See “Business – Seasonality,” Item 1 of Part I to this report, for a discussion of our key selling periods and other factors relevant to our quarterly sales volumes. This seasonality affects sales in each of our reportable segments differently. In general, however, because of this seasonality, most of our sales and profitability generally occurs during the first half of the year. Accordingly, our results of operations are likely to fluctuate significantly from period to period. Results of operations in any period should not be considered indicative of the results to be expected for any future period. The seasonality of our business could be exacerbated by the adverse effects of unusual or severe weather conditions that may be caused or exacerbated by climate change.
Our sales can also be affected by the launch timing of new products. Product introductions generally stimulate sales as the golf retail channel takes on inventory of new products. Reorders of these new products then depend on the rate of sell‑through. Announcements of new products can often cause our customers to defer purchasing additional golf equipment until our new products are available. Our varying product introduction cycles, which are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations – Cyclicality” and “–Product Life Cycles,” Item 7 of Part II to this report, may cause our results of operations to fluctuate as each product line has different volumes, prices and margins.
We have significant international operations and are exposed to risks associated with doing business globally.
We sell and distribute our products directly in many key international markets in Europe, Asia, North America and elsewhere around the world. These activities have resulted and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and facilities. In addition, in the United States, there is a limited number of suppliers of certain raw materials and components for our products as well as finished goods that we sell, and we have increasingly become more reliant on suppliers and vendors located outside of the United States. The operation of foreign distribution in our international markets, as well as the management of relationships with international suppliers and vendors, will continue to require the dedication of management and other resources. We also manufacture certain of our products outside of the United States, including some of our golf balls and substantially all of our golf gloves in Thailand, and we contract to manufacture substantially all of our FootJoy footwear in Vietnam.
Political, social and geopolitical conditions in the markets in which our products are manufactured and/or sold have been and could continue to be difficult to predict, and may result in adverse effects on our business. The effects of elections, referendums or other political conditions, events, tensions, wars, and other military conflicts in these markets have in the past impacted and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to the negotiation of new trade agreements, new, expanded or retaliatory tariffs against certain countries or covering certain products or ingredients (including recent U.S. tariffs imposed or threatened to be imposed on China, Canada and Mexico and other countries and any retaliatory actions taken by such countries), sanctions, environmental and climate change regulations, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters. Such uncertainty could have a negative impact on our business. Further, any changes in global or national political movements or trade policies could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations.

In addition to the uncertainty and the foreign currency risks discussed previously under “—Our operations are conducted worldwide and our results of operations are subject to currency transaction and translation risks that could materially adversely affect our business, financial condition and results of operations,” we are exposed to increased risks inherent in conducting business outside of the United States, including:
•increased difficulty in protecting our intellectual property rights and trade secrets;
•unexpected government action or changes in legal, trade, tax or regulatory requirements;
•social, economic or political instability;
•the effects of any anti‑American sentiments on our brands or sales of our products;
•increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act (the “FCPA”), and similar anti‑bribery and anti‑corruption laws, local and international environmental, health and safety laws, and increasingly complex regulations relating to data privacy and the conduct of international commerce;
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
Failure to comply with applicable anti-bribery, anti-money laundering and economic sanctions laws could subject us to substantial penalties and other adverse consequences.
We are subject to a wide variety of U.S. federal and state and non‑U.S. laws, regulations and policies, including anti-bribery, anti-money laundering and economic sanctions laws. The FCPA, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Economic and trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State and foreign jurisdictions impose requirements on our operations and may prohibit or restrict transactions in certain countries and with certain designated persons. In certain circumstances, strict compliance with anti‑bribery laws may conflict with local customs and practices. In addition, we may conduct business in certain regions through third-party intermediaries over whom we have less direct control, such as subcontractors, agents and partners (including our joint venture partners). Although we have implemented policies and procedures designed to facilitate compliance with applicable anti-bribery, anti-money laundering and economic sanctions laws, our officers, directors, employees, associates, subcontractors, agents, and partners may take actions in violation of our policies. Any such violation, or allegations of such violation, could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in the U.S. or other applicable jurisdictions. Any of the foregoing could materially adversely affect our business, reputation, financial condition and results of operations.
Our business, financial condition and results of operations could be materially adversely affected if professional golfers do not endorse or use our products, or if the professional golfers using our products receive negative publicity.
We establish relationships and enter into endorsement arrangements with professional golfers in order to use, validate and promote our products, and we often feature those golfers in our advertising and marketing materials. We believe that professional usage of our products validates the performance and quality of our products and contributes to retail sales. We therefore spend a significant amount of money to secure professional usage of our products. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash incentives and specially designed products, which could result in a decrease in the usage of our products by professional golfers or limit our ability to attract other tour professionals. There is a great deal of competition to secure the representation of tour professionals. As a result, it is expensive to attract and retain such tour professionals and we may lose the endorsement of these individuals, even prior to the expiration of the applicable contract term. A decline in the level of professional usage of our products, or a significant increase in the cost to attract or retain endorsers, could materially adversely affect our business, financial condition and results of operations.
Furthermore, actions taken by golfers or tours associated with our products that harm the reputations of those golfers or tours could also harm our brand image and impact our sales. We may also sponsor or feature golfers who do not perform at expected levels or who are not sufficiently marketable. If we are unable in the future to secure prominent golfers and arrange golfer endorsements of our products on terms that we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be as effective or may result in additional costs.
If we inaccurately forecast demand for our products, we may manufacture insufficient or excess quantities, which could materially adversely affect our business, financial condition and results of operations.
To reduce purchasing costs and ensure supply, we place orders with our suppliers in advance of when we expect to deliver our products. In addition, we plan our manufacturing capacity based upon the forecasted demand for our products. Forecasting the demand for our products is very difficult given the number of SKUs we offer and the amount of specification involved in each of our product categories. For example, in our golf shoe business, we offer a large variety of models as well as different styles and sizes for each model. The nature of our business makes it difficult to quickly adjust our manufacturing capacity if actual demand for our products exceeds or is less than forecasted demand. Factors that could affect our ability to accurately forecast demand for our products include, among others:
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
We use United Parcel Service and FedEx Corporation for substantially all ground shipments of products to our U.S. customers. We use ocean shipping services and air carriers for most of our international shipments of products and many of the components we use to manufacture and assemble our products. If there are changes in trade or tariff laws which result in customs processing delays or any significant interruption in service by such providers or at shipping ports or airports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products or components in a timely and cost‑efficient manner. We could experience manufacturing delays, increased manufacturing and shipping costs, and lost sales due to missed delivery deadlines and product introduction and demand cycles. Any significant interruption in United Parcel Service or FedEx Corporation services, ship services, at shipping ports or air carrier services could materially adversely affect our business, financial condition and results of operations. For example, in recent years, West Coast port congestion, Panama Canal passage limitations and Red Sea carrier diversions resulted in unbudgeted shipping costs, caused unexpected shipping delays and otherwise made it more difficult to ship our products to certain key markets worldwide. If the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our business, financial condition and results of operations could be materially adversely affected.
If we are unable to successfully manage the implementation of our new Enterprise Resource Planning ("ERP") platform, our business and results of operations or the effectiveness of our internal controls over financial reporting may be adversely affected.
We are in the process of implementing a new worldwide ERP platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. Additional implementation activities are expected to continue in phases over the next three years. ERP implementations are complex, labor intensive, and time-consuming projects, which also involve substantial expenditures on system software and implementation activities. The successful implementation of the new ERP platform is critical to our ability to provide important information to management, obtain and deliver products, provide services and customer support, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP platform has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the new ERP platform. Any material deficiencies in the design and implementation of the new ERP platform could also result in potentially materially higher costs and could adversely affect our ability to operate our business and otherwise negatively affect our financial reporting and the effectiveness of our internal control over financial reporting. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
We rely on complex information systems to manage our manufacturing, distribution, sales, finance, accounting and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.
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
For example, in July 2024, a software update by a cybersecurity technology company caused widespread disruptions of operating systems. Although we did not experience any material impacts as a result of this software update, we could in the future experience similar third-party software-induced interruptions to our operations. Any damage or significant disruption in the operation of our systems, disruptions, delays or deficiencies in the design or implementation of new systems, or the failure of our information systems to perform as expected would disrupt our business, which may result in decreased sales, increased overhead costs, excess inventory or product shortages which could materially adversely affect our business, financial condition and results of operations.
Cybersecurity risks could disrupt our operations and negatively impact our reputation.
There are growing risks related to the security, confidentiality and integrity of personal and corporate information stored and transmitted electronically, consumer identity theft and user privacy due to increasingly diverse and sophisticated threats to network, systems and data security. Potential attacks span a spectrum from attacks by criminal hackers, hacktivists, and nation-state or state-sponsored actors, to employee malfeasance and human or technological error. Cyberattacks against companies like ours have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance. We expend significant resources in an effort to protect against security incidents and may choose to spend additional resources or modify our business activities, particularly where required by applicable data privacy and security laws or regulations or industry standards.

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
Our business involves the receipt, storage and transmission of confidential information about our customers and others, including sensitive personal information and account and payment card information. A growing number of federal, state and international data privacy and security laws and regulations have been enacted that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information. For example, several U.S. territories and all 50 states now have data breach notification laws that require timely notification to impacted individuals, and at times regulators, if a company has experienced the unauthorized access to or acquisition of personal data. In addition, comprehensive state privacy laws are expanding in the U.S. For example, the California Consumer Privacy Act (as amended, the “CCPA”) gives California residents certain privacy rights in the collection and disclosure of their personal information and requires businesses to make certain disclosures, limit their use of personal information, and take certain other acts in furtherance of those rights. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. California has created a data protection agency authorized to implement and enforce the CCPA, which could result in increased enforcement. Many other states have also passed and may continue to pass similar comprehensive privacy laws whose restrictions and requirements differ from those of California. Similar laws have also been proposed at the federal and local levels. The evolving patchwork of differing state and federal privacy and data security laws increases the cost and complexity of operating our business and increases our exposure to liability. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, and carry significant potential liability for our business.
Outside of the U.S., data protection laws, including the European Union’s General Data Protection Regulation and the United Kingdom’s General Data Protection Regulation and Data Protection Act (together referred to as the “GDPR”), also apply to some of our operations. Legal requirements in many countries relating to the collection, storage, processing and transfer of personal data continue to evolve. The GDPR imposes, among other things, data protection requirements that include strict obligations and restrictions on the ability to collect, analyze and transfer personal data of individuals within the European Union and the United Kingdom, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances, and possible substantial fines for any violations. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potentially significant fines for noncompliance. Other governmental authorities around the world are considering and, in some cases, have enacted, similar privacy and data security laws. Failure to comply with federal, state and international data protection laws and regulations could result in government investigations and/or enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and adverse publicity and could negatively affect our business, financial condition and results of operations.
Although we work to comply with applicable laws and regulations relating to data privacy and security, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply. Monitoring, preparing for and complying with the array of complex privacy and security legal regimes to which we are subject also requires us to devote significant time and resources. Moreover, many of the laws and regulations in this area are relatively new and their interpretations are uncertain and subject to change. This changing legal and regulatory landscape could in the future further limit our ability to use and share personal information and require changes to our operating model. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

If the technology‑based systems that give consumers the ability to shop with us online do not function effectively, our ability to grow our eCommerce business globally could be adversely affected.
We are increasingly using websites and social media to interact with consumers and as a means to enhance their experience with our products. We currently have eCommerce operations in the U.S., Canada, Europe and Asia. In our eCommerce services, we process, store and transmit customer data, including payment card information. We also collect consumer data through certain marketing activities. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or consumers to a risk of loss or misuse of such information, result in litigation or potential liability for us and otherwise adversely affect our business, financial condition and results of operations. We would also likely suffer indirect harms such as reputational damage and reticence among other companies to do business with us. For further information, see “—We rely on complex information systems to manage our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.”
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
Artificial intelligence (“AI”) presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues associated with the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. We may adopt and integrate generative AI tools into our systems for specific use cases in consultation with our legal and information technology departments. Our vendors may incorporate generative AI into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. Although we have implemented policies and procedures intended to mitigate the risks associated with the use of generative AI, users of our network services, technology systems or computing equipment may take actions in violations of those policies. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could have a material adverse effect on our business, reputation, financial condition and results of operations.
Goodwill and identifiable intangible assets represent a significant portion of our total assets and any impairment of these assets could negatively impact our results of operations and shareholders’ equity.
Our goodwill and identifiable intangible assets, which consist of goodwill from acquisitions, trademarks, patents, completed technology, customer relationships, licensing fees, and other intangible assets, represented 34% of our total assets as of December 31, 2024.
Accounting rules require the evaluation of our goodwill and intangible assets with indefinite lives for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators include a significant adverse change in customer demand or business climate that could affect the value of an asset; general economic conditions, such as increasing U.S. Treasury rates or unexpected changes in gross domestic product growth; a change in our market shares; budget‑to‑actual performance and consistency of operations margins and capital expenditures; a product recall or an adverse action or assessment by a regulator; or changes in management or key personnel.

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
In addition, we compete with many companies that have far greater financial resources than we do, and thus can offer current or prospective employees more lucrative compensation packages than we can. Our future success depends upon our ability to attract and retain our executive officers and other key sales, marketing, brand building, R&D, manufacturing, intellectual property protection and support personnel and any failure to do so could materially adversely affect our business, financial condition and results of operations.
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
We may fail to grow our presence in existing international markets and expand into additional international markets.
We intend to grow our presence in and continue to expand into select international markets. To achieve satisfactory performance in these international locations, it may be necessary to locate physical facilities, such as regional offices, in these foreign markets and to hire employees who are familiar with such foreign markets and qualified to market our products. These growth and expansion plans may be unsuccessful and will require significant management attention and resources. Our business, financial condition and results of operations could be materially adversely affected if we do not achieve the international growth and expansion that we anticipate.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre‑change net operating loss (“NOL”) carryforwards and other pre‑change tax attributes, such as foreign tax credits and research tax credits, to offset its post‑change income and taxes may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5‑percent shareholders” that exceeds 50 percentage points over a rolling three‑year period. Similar rules apply under state tax laws. We may experience an ownership change from future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use pre‑change NOL carryforwards or other pre‑change tax attributes to offset U.S. federal and state taxable income and taxes may be subject to incremental limitations.
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
We are also subject to the audit or examination of our tax returns by the Internal Revenue Service (the “IRS”) and other tax authorities whereby tax authorities could impose additional tariffs, duties, taxes, penalties and interest on us. The determination of our worldwide provision for income taxes and other tax liabilities requires complex computations and significant judgments, and there are many transactions and calculations for which the ultimate tax determination is uncertain. Although we believe our estimates are reasonable and our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements and our financial results for the period or periods for which the applicable final determinations are made.
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
Over the past several years, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries that encompass many of the jurisdictions in which we operate, has promulgated recommended changes to numerous long standing international tax principles through its Base Erosion and Profit Shifting (“BEPS”) project, including the Pillar II global minimum tax regime. Certain countries in which we operate have enacted legislation consistent with the OECD Pillar II model rules and have introduced a 15% global minimum tax rate for large multinational corporations, effective beginning in 2024. We are included in the consolidated financial statements of a global ultimate parent, are monitoring legislative developments, and are continuing to evaluate the potential impact of Pillar II on our consolidated financial statements. We do not expect the impact of Pillar II to be material.
It is expected that jurisdictions in which we do business may continue to react to the BEPS initiative by enacting further tax legislation, and our business could be materially impacted. Our transfer pricing arrangements and principles are reviewed annually; changes may need to be incorporated to reflect any changes in operations that may occur from time to time.
Our insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.
We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We carry various types of insurance, including general liability, auto liability, workers’ compensation, cyber and excess umbrella, from highly rated insurance carriers. We believe that the policy specifications and insured limits are adequate to cover against foreseeable losses with terms and conditions that are reasonable and customary for similar businesses and are within industry standards. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self‑insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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
We are subject to product liability, warranty and recall claims, and our insurance may not cover such claims.
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
From time to time, we are involved in lawsuits and regulatory actions relating to our business, including those that may relate to intellectual property, antitrust, data protection, commercial and employment matters and product liability. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the likelihood of such lawsuits or regulatory proceedings occurring or the ultimate outcome of any such proceedings. An unfavorable outcome could materially adversely affect our business, financial condition and results of operations. In addition, any such proceeding, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees.
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

We may also be subject to liability for environmental investigations and cleanups, including at properties that we currently or previously owned or operated, even if such contamination was not caused by us, and we may face claims alleging harm to health or property or natural resource damages arising out of contamination or exposure to hazardous substances. We may also be subject to similar liabilities and claims in connection with locations at which hazardous substances or wastes we have generated have been stored, treated, otherwise managed or disposed.
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
We may require additional capital in the future, and such capital may not be available at all or available on terms acceptable to us and, if it is available, additional capital raised by us may dilute holders of our common stock.
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
Initiatives to upgrade our facilities and business processes and to invest in technological improvements to our manufacturing and assembly facilities involve many risks, which could result in, among other things, business interruptions and increased costs, any of which may result in our inability to realize returns on our capital investments. If we have insufficient sales or are unable to realize the full potential of our capital investments, we may not realize a positive return on our investment, which could impact our margins and have a significant adverse effect on our business, financial condition and results of operations.
Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.
We have made acquisitions and investments in the past and may pursue further acquisitions and investments in the future. These transactions are accompanied by risks. For instance, an acquisition could have a negative effect on our financial and strategic position and reputation, or the acquired business could fail to further our strategic goals. We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. We may have a lack of experience in new markets or products brought on by the acquisition and we may have an initial dependence on unfamiliar supply or distribution partners. Any of the foregoing could divert management’s attention from our business and have a material adverse effect on our business, reputation, financial condition and results of operations.

Terrorist activities and international political instability may decrease demand for our products and disrupt our business.
Terrorist activities and armed conflicts could have an adverse effect upon the United States or worldwide economy and could cause decreased demand for our products. If such events disrupt domestic or international air, ground or sea shipments, or the operation of our suppliers or our manufacturing facilities, our ability to obtain the materials necessary to manufacture products and to deliver customer orders would be harmed, which could materially adversely affect our business, financial condition and results of operations. Such events can negatively impact tourism, which could adversely affect our sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability and/or terrorist activities generally restricts travel to and from the affected areas, making it more difficult to manage our global operations.
Our business could be harmed by the occurrence of natural disasters or pandemic diseases.
The occurrence of a natural disaster, such as an earthquake, tsunami, fire, flood or hurricane, or the outbreak of a pandemic disease could materially adversely affect our business, financial condition and results of operations. A natural disaster or a pandemic disease could adversely affect both the demand for our products as well as the supply of the raw materials or components used to make our products. Demand for golf products also could be negatively affected if consumers in the affected regions restrict their recreational activities and discretionary spending and as tourism to those areas declines. If our suppliers experience a significant disruption in their business as a result of a natural disaster or pandemic disease, our ability to obtain the necessary raw materials or components to make products could be materially adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts travel to and from the affected areas, making it more difficult to manage our global operations.
Risks Related to Our Indebtedness
A high degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations under our indebtedness.
As of December 31, 2024, we had $768.9 million of indebtedness. As of December 31, 2024, we had available borrowings under our revolving credit facility of $542.4 million after giving effect to $2.9 million of outstanding letters of credit and we had available borrowings remaining under our local credit facilities of $47.5 million. As of December 31, 2024, we had $100.0 million of outstanding interest rate swap contracts to hedge the interest rate risk on our variable rate debt. Our outstanding interest rate swap contracts are due to mature on February 28, 2025.
A high degree of leverage could have important consequences for us, including:
•requiring us to utilize a substantial portion of our cash flows from operations to service our indebtedness, reducing the availability of our cash flows to fund working capital, capital expenditures, product development, acquisitions, general corporate and other purposes;
•increasing our vulnerability to adverse economic, industry or competitive developments;
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
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.
Servicing our indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on many factors, some of which are not within our control.
Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flows to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. In addition, any refinancing of our indebtedness could be at a higher interest rate, and the terms of our existing or future debt arrangements may restrict us from utilizing such alternatives. Any downgrade in our corporate credit ratings or the credit ratings of the Notes, or any indications from the rating agencies that our ratings are under surveillance or under review with possible negative implications could increase our cost of financing and limit our ability to access the capital markets to meet liquidity needs. Our failure to make the required interest and principal payments on our indebtedness could result in an event of default under the agreements governing our other indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness. In the absence of sufficient resources to service our debt and meet our other commitments, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Second Amended Credit Facility and the indenture that governs the Notes under certain conditions impose restrictions on our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from such dispositions and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
We and our subsidiaries may incur significant amounts of debt, which could exacerbate the risks associated with our current indebtedness.
We and our subsidiaries incur substantial additional indebtedness in the future. Although the credit agreement governing our Second Amended Credit Facility, the indenture governing the Notes and the agreements governing our other indebtedness each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial.
The indenture that governs the Notes and the credit agreement that governs our Second Amended Credit Facility contain restrictions that limit our flexibility in operating our business.
The indenture that governs the Notes and the credit agreement that governs our Second Amended Credit Facility each contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our subsidiaries to, among other things:
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
As a result of these and other covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, we may be required to maintain specified financial maintenance ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. A breach of any of these covenants, among others, could result in a default under one or more of these agreements, including cross defaults, which, if not cured or waived, could result in our being required to repay these borrowings before their maturity. If we are unable to repay outstanding borrowings when due, the lenders under our Second Amended Credit Facility may proceed against the collateral granted to them to secure the debt. If lenders under the Second Amended Credit Facility accelerate the debt thereunder, then the obligations under the Notes could be accelerated. We cannot provide assurance that, if the indebtedness under our Second Amended Credit Facility and the Notes were accelerated, our assets would be sufficient to repay in full that indebtedness and our other indebtedness. If not cured or waived, such acceleration could have a material adverse effect on our business and our prospects.
We may utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we may be exposed to risks related to counterparty credit worthiness or non‑performance of these instruments.
    We may enter into floating-to‑fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We may be exposed to credit‑related losses, which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non‑performance by the counterparties to the interest rate swaps.
    Risks Related to Ownership of Our Common Stock
The interests of Magnus and its affiliates and any of their successors or transferees may conflict with other holders of our common stock.
    As of December 31, 2024, Magnus beneficially owned approximately 51.3% of our outstanding common stock. Magnus is able to control the election and removal of our directors and thereby effectively determine, among other things, the payment of dividends, our corporate and management policies, including potential mergers or acquisitions or asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws, and other significant corporate transactions for so long as Magnus retains significant ownership of us. So long as Magnus continues to own a significant amount of our voting power, even if such amount is less than 50%, Magnus will continue to be able to strongly influence or effectively control our decisions. The interests of Magnus and its affiliates may not coincide with the interests of other holders of our common stock.
    By controlling the election and removal of our directors, Magnus is able to effectively determine the payment of dividends on our common stock. Magnus may cause us to pay dividends on our common stock at times or in amounts that may not be in the best interest of us or other holders of our common stock. For example, it may be in the interest of Magnus and its affiliates to cause the payment of dividends on our common stock in order to satisfy obligations under loan agreements they may enter into from time to time. See “—We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock.”
    In the ordinary course of its business activities, Magnus and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders. Except as may be limited by applicable law, Magnus and its affiliates do not have any duty to refrain from competing directly with us or engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Magnus and its affiliates also may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, Magnus and its affiliates may have an interest in us pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might present risks to other shareholders.
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
    In the past, Magnus and its affiliates have entered into loan agreements, some of which have included pledges of their holdings of our common stock to their lenders. Although we have been informed by Magnus that its shares of our common stock are not pledged as collateral under any existing loan agreements, those loan agreements could be amended, and those amended loan agreements or any future loan agreements could provide for pledges of its shares of our common stock. In the past, Magnus has informed us that its shares of our common stock were its only assets. Any transfer by Magnus of its ownership stake in us as a result of its obligations to third parties or otherwise could have a significant impact on our shareholding structure and our corporate governance, and the occurrence or expectation of such a transfer could materially depress the market price of our common stock. Such transfers of our common stock may also result in a change of control and cause an event of default or other negative consequences under certain agreements and other instruments that we have or may enter into from time to time. Under our credit agreement, for example, if any person (other than certain permitted parties, which include an affiliate of Magnus) were to become the beneficial owner of 35% or more of our outstanding common stock, it would result in a change of control and cause an event of default. A change of control under our outstanding equity award agreements and other employment arrangements may result in the vesting of outstanding equity awards and the acceleration of benefits or other payments under certain employment arrangements.
We are a “controlled company” under NYSE rules and, as a result, we qualify for and may elect to rely upon exemptions from certain corporate governance requirements that would otherwise provide protection to our shareholders.
    As of December 31, 2024, Magnus beneficially owned approximately 51.3%, of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. As a controlled company, we may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our board of directors consist of independent directors;
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
    We have not elected to rely on any of the “controlled company” exemptions at this time. However, if we elect to rely on one or more of the exemptions in the future, our other shareholders will not have the same protections afforded to shareholders of companies that are subject to all NYSE corporate governance requirements.
Our share repurchase program could be suspended or terminated, may not enhance long-term stockholder value, and may increase the volatility of the price of our stock and diminish our cash reserves.
Our board of directors has authorized us to repurchase up to $1.25 billion of our common stock since our share repurchase program was established in 2018. Our share repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Decisions regarding the repurchase of shares will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, associated taxes, legal requirements and regulatory constraints. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. We cannot guarantee that we will repurchase shares in the future or conduct share repurchase programs.
We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock.
We intend to pay cash dividends on our common stock, subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we depend on our subsidiaries for cash to fund all our operations and expenses. We expect to pay dividends, if any, only from funds we receive from our subsidiaries, which may further restrict our ability to pay dividends due to the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Certain of our existing agreements governing indebtedness, including our credit agreement, under certain conditions restrict our ability to pay dividends on our common stock. We expect that any future agreements governing indebtedness will contain similar restrictions. For more information, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy,” Item 5 of Part II to this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” Item 7 of Part II to this report.
Our dividend policy entails certain risks and limitations, particularly with respect to our liquidity. By paying cash dividends rather than investing that cash in our business or repaying debt, we risk, among other things, slowing the pace of our growth and having insufficient cash to fund our operations or unanticipated capital expenditures or limiting our ability to incur additional borrowings. Although we expect to pay dividends according to our dividend policy, we may determine not to pay dividends according to our policy, or at all, if, among other things, we do not have the cash necessary to pay our intended dividends.
The declaration and payment of dividends will be determined at the discretion of our board of directors, acting in compliance with applicable law and contractual restrictions. However, the composition of our board of directors is determined by Magnus, which controls a majority of the voting power of all outstanding shares of our common stock. Accordingly, the decision to declare and pay dividends on our common stock in the future, as well as the amount of each such dividend payment, may also depend on the amounts Magnus requires for its needs.
You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
As of December 31, 2024, we had 438,785,459 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities convertible into, exchangeable for, or exercisable into our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have 5,032,886 shares available for issuance under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (the “2015 Plan”). Any shares of common stock that we issue, under the 2015 Plan or other equity incentive plans that we may adopt in the future, will dilute the percentage ownership held by our existing shareholders.
Future equity sales, or the perception of future equity sales, by us or our existing shareholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, including sales by us or our shareholders, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell newly issued equity securities in the future at a time and at a price that we deem appropriate. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of Acushnet more difficult without the approval of our board of directors. Among other things:
•although we do not have a stockholder rights plan, these provisions would allow us to authorize the issuance of undesignated preferred stock in connection with a stockholder rights plan or otherwise, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend or other rights or preferences superior to the rights of the holders of common stock;
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
General Risk Factors
If our estimates or judgments relating to our critical accounting estimates prove to be incorrect, our financial condition and results of operations could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II to this report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to impairment of goodwill, pension and other post‑retirement benefits, provisions for income taxes and valuation allowances for deferred tax assets. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
The market price of shares of our common stock may be volatile.
Our common stock is traded on the NYSE. Factors such as general market conditions, actions by institutional investors to rapidly accumulate or divest of a substantial number of our shares, fluctuations in financial results, variances from financial market expectations, changes in earnings estimates or recommendations by analysts, or announcements by us or our competitors may cause the market price of our common stock to fluctuate, perhaps substantially.
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

ITEM 1B.           UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.           CYBERSECURITY
To more effectively prevent, detect and respond to cyber and information security threats, we maintain a global cyber security risk management program designed to identify, assess, and manage material risks from cybersecurity threats and to protect the security, confidentiality, integrity and availability of our critical information technology systems and information. Our cybersecurity risk management program is supervised by a dedicated Senior Director of Cyber & Information Security (the “SDCIS”), who has more than 30 years of experience in cybersecurity and information technology in both private industry and the United States Air Force. The SDCIS is responsible for leading an enterprise-wide cyber security strategy, policy, standards, architecture and processes. The SDCIS reports directly to our Executive Vice President and Chief Technology and Digital Officer (the “CTDO”). For information regarding the relevant expertise and qualifications of our CTDO, see “Information About Our Executive Officers” included in Part I of this report. The cyber risk management program is based on a leading cyber risk controls framework and includes periodic maturity and risk assessments.
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
As of the date of this report, we have not experienced any current or past cybersecurity incidents that resulted in a material effect on our business strategy, results of operations or financial condition. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. For more information about the cybersecurity risks we face, see the risk factor in Item 1A entitled “We rely on complex information systems to manage our manufacturing, distribution, sales and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.”

ITEM 2.          PROPERTIES
Our material facilities are located worldwide as shown in the table below.

Location	Type	Facility Size(1)	Leased/Owned
Fairhaven, Massachusetts	Headquarters and golf ball R&D	222,720	Owned
Golf Balls
North Dartmouth, Massachusetts	Golf ball manufacturing	179,602	Owned
New Bedford, Massachusetts	Golf ball manufacturing	244,091	Owned
Amphur Pluakdaeng Rayong, Thailand	Golf ball manufacturing	230,003	Owned
New Bedford, Massachusetts	Golf ball customization and distribution center	438,007	Owned
Fairhaven, Massachusetts	Golf ball packaging	49,580	Owned
New Bedford, Massachusetts	Golf ball advanced engineering and ball cavity manufacturing	34,000	Owned
Sugarland, Texas	Golf ball recycling and distribution center	87,214	Leased
Golf Clubs, Wedges and Putters
Carlsbad, California	Golf club assembly	165,485	Leased
Carlsbad, California	Tour testing and golf club R&D	50,000	Leased
Oceanside, California	Digital media studio	40,515	Leased
San Marcos, California	Putter research	19,200	Leased
Encinitas, California	Putter fitting and sales	3,754	Leased
Tokyo, Japan	Golf club assembly	45,274	Leased
FootJoy
Fuzhou, Fujian, China (40% owned joint venture)(2)	Golf shoe manufacturing and distribution center	525,031	Building Owned/Land Leased
Brockton, Massachusetts	Golf shoe R&D	98,428	Leased
Sriracha Chonburi, Thailand	Golf glove manufacturing	112,847	Building Owned/Land Leased
Sales Offices and Distribution Centers (used by multiple reportable segments)
Fairhaven, Massachusetts	East Coast customization and distribution center	185,370	Owned
Vista, California	West Coast distribution center and golf bag embroidery	102,319	Leased
Lakeville, Massachusetts	East Coast customization and distribution center	555,395	Leased
Cambridgeshire, United Kingdom	Sales office and distribution center, as well as golf club assembly and golf ball customization	156,326	Owned
Helmond, The Netherlands	Sales office and distribution center	69,965	Leased
Victoria, Australia	Sales office and distribution center, as well as golf club assembly	37,027	Leased
Ontario, Canada	Sales office and distribution center	102,057	Leased
Randburg, South Africa	Sales office and distribution center, as well as golf club assembly	25,060	Leased
Yongin-shi, Korea	Distribution center, golf ball customization and golf club assembly	174,982	Leased
Product Testing and Fitting Centers (Golf Balls and Golf Clubs)
Acushnet, Massachusetts	East Coast product testing and fitting for golf balls and golf clubs	22 acres total, including multiple buildings that total 19,492 square feet	Owned
Oceanside, California	West Coast product testing and fitting for golf balls and golf clubs (Titleist Performance Institute)	30 acres total, including multiple buildings that total 40,600 square feet	Owned

(1)Facility size represents square footage of the building, unless otherwise noted.
(2)The joint venture ceased production at this facility in January 2025. FootJoy currently contracts to manufacture substantially all of its footwear at a third-party owned manufacturing facility in Long An Province, Vietnam.

We have additional sales offices and facilities in Colorado, Utah, New Zealand, Malaysia, Singapore, Hong Kong, Taiwan, Japan, Korea, Thailand, Scotland, Sweden, France, Germany and Switzerland. In the opinion of our management, our properties are adequate and suitable for our business as presently conducted and are adequately maintained.

ITEM 3.            LEGAL PROCEEDINGS
We are party to lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.
ITEM 4.           MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers
Set forth below is information concerning the Company’s executive officers as of February 27, 2025.

Name	Age	Position
David Maher	57	President and Chief Executive Officer
Sean Sullivan	57	Executive Vice President and Chief Financial Officer
Mary Lou Bohn	64	President, Titleist Golf Balls
Steven Pelisek	64	President, Titleist Golf Clubs
John (Jay) Duke, Jr.	56	President, Titleist Golf Gear
Christopher Lindner	56	President, FootJoy
Roland Giroux	64	Executive Vice President, Chief Legal Officer and Corporate Secretary
Brendan Reidy	47	Executive Vice President, Chief People Officer
Roger Czuchra	55	Executive Vice President, Chief Technology and Digital Officer
Nicholas Mohamed	49	Vice President, Corporate Controller and Principal Accounting Officer
David Maher, 57, joined the Company in 1991 and was appointed President and Chief Executive Officer in January 2018. From 2001 through 2017, Mr. Maher held a variety of roles at the Company’s Fairhaven, Massachusetts headquarters, including Vice President, Titleist U.S. Sales; Senior Vice President, Titleist Worldwide Sales and Global Operations; and Chief Operating Officer. Prior to that, Mr. Maher spent several years in Northern California as a Titleist Sales Representative and Northwest Regional Director, and previously gained valuable experience in the Company’s professional development program, working in golf ball operations in Massachusetts, the FootJoy factory in Brockton, Massachusetts and in the Company’s Southern California golf club operations. Mr. Maher holds a B.S. in Finance from Babson College.
Sean Sullivan, 57, joined the Company and was appointed Executive Vice President and Chief Financial Officer in June 2023. Prior to joining the Company, Mr. Sullivan served as the Executive Vice President and Chief Financial Officer of SiriusXM Holdings, Inc., a position he held since October 2020. Prior to joining SiriusXM Holdings, Inc., Mr. Sullivan served as Executive Vice President and Chief Financial Officer of AMC Networks, Inc. from 2011 to September 2020, Chief Corporate Officer of RMH from 2010 to 2011, Chief Financial Officer of HiT Entertainment from 2009 to 2010 and Chief Financial Officer and President of Commercial Print and Packaging division of Cenveo, Inc. from 2005 to 2008. From October 2016 to June 2023, Mr. Sullivan served on the Company’s board of directors. Mr. Sullivan holds an M.B.A. from Columbia Business School and a B.B.A. in Accounting from the University of Notre Dame.
Mary Lou Bohn, 64, joined the Company in 1987 and was appointed President, Titleist Golf Balls in 2016. Prior to that, Ms. Bohn held positions at the Company of Executive Vice President, Titleist Golf Balls and Communications; Vice President Golf Ball Marketing and Titleist Communications; Vice President, Advertising & Communications; and Director, Titleist Advertising. Ms. Bohn holds a B.S. in Business Administration from the University of New Hampshire.
Steven Pelisek, 64, joined the Company in 1993 and was appointed President, Titleist Golf Clubs in 2016. Prior to that, Mr. Pelisek held positions at the Company of General Manager, Titleist Golf Clubs and Vice President, Club Sales for both the Titleist and Cobra golf club brands. In addition, Mr. Pelisek has held both Marketing and Field Sales positions with the Company and with Lynx Golf. Mr. Pelisek holds a B.S. in Engineering and an M.S. in Civil Engineering, both from the University of Maryland.
John (Jay) Duke, Jr., 56, joined the Company and was appointed President, Titleist Golf Gear in 2014. Prior to joining the Company, Mr. Duke was Vice President and Global Franchise Leader for Hasbro - Transformers Global Brand from 2012-2014, President of Karhu Holdings BV from 2008-2012, and held senior general management and strategy positions with

Converse Inc. (a subsidiary of Nike, Inc.). Mr. Duke also spent time earlier in his career working for Morgan Stanley’s Investment Banking Division and in general management positions with Reebok International Ltd. Mr. Duke holds a B.A. in Economics and History from Boston College and an M.B.A. from Duke University.
Christopher Lindner, 56, joined the Company and was appointed President, FootJoy in 2016. Prior to joining the Company, Mr. Lindner held positions at Wolverine Worldwide Inc. from 2010 to 2016, including as President of Keds, and Chief Marketing Officer and Senior Vice President of North America Sales for Saucony. Prior to 2010, Mr. Lindner held various positions with Nike, Inc., including as Vice President of Global Marketing for Converse and Vice President of Global Marketing for Bauer Hockey, and leadership positions with Electronic Arts. Mr. Lindner graduated from the University of St. Thomas with a B.A. in Business Administration – Management.
Roland Giroux, 64, joined the Company in 2000 and was appointed Executive Vice President, Chief Legal Officer and Corporate Secretary in July 2021. Prior to that, Mr. Giroux held a number of positions with the Company, most recently as Vice President and Associate General Counsel beginning in 2017. Prior to joining the Company, Mr. Giroux was Counsel for Fortune Brands, Inc. and worked at Chadbourne and Parke LLP in the Corporate and Project Finance practice groups. Mr. Giroux holds a B.S. in Chemical Engineering from Rensselaer Polytechnic Institute, an M.B.A. from Long Island University and a J.D. from Pace University.
Brendan Reidy, 47, joined the Company in January 2019 and was appointed Executive Vice President, Chief People Officer in February 2021. Prior to that, Mr. Reidy was the Company’s Senior Vice President, Chief Human Resources Officer from January 2019 to February 2021. Prior to joining the Company, he was Vice President Human Resources - Organizational Effectiveness at Biogen, Inc. from January 2015 to April 2018, where he had responsibility for talent management, global learning, culture initiatives and people analytics, and also led HR for the global R&D organization and Global Commercial Operations. Prior to Biogen, Mr. Reidy worked at The Proctor & Gamble Company and Gillette and held a number of positions in HR including as Country HR Manager for Costa Rica and as a leader of key integration projects for the integration of The Proctor & Gamble Company and Gillette. Mr. Reidy holds a B.A. in English from Stonehill College.
Roger Czuchra, 55, joined the Company in November 2022 and was appointed Executive Vice President, Chief Technology and Digital Officer. Prior to joining the Company, Mr. Czuchra was the Chief Information Officer at Centric Brands from May 2019 to November 2022 and Chief Information Officer, North & Central America at Legrand from July 2015 to May 2019, where he was responsible for developing a global technology foundation and creating a digital-first strategy. Mr. Czuchra has extensive experience with business analytics and transforming the way diverse, global organizations leverage technology for long-term success. Prior to Legrand, he worked at Stanley Black & Decker. Mr. Czuchra holds a B.S. in Business Management from Albertus Magnus College and a Master of Science in Organizational Leadership from Quinnipiac University School of Business.
Nicholas Mohamed, 49, joined the Company in April 2023 and was appointed Vice President, Controller and Principal Accounting Officer in June 2023. Prior to joining the Company, Mr. Mohamed served as the Global Controller of Converse, Inc. from February 2021 to April 2023. From 2016 through February 2021, Mr. Mohamed was Converse, Inc.’s Global Accounting Director. Prior to that, Mr. Mohamed served as Senior Finance Executive of Media General, Inc. in 2015, as Vice President, Controller of LIN Media LLC from 2009 to 2014 and as Director, Finance Mergers and Acquisitions at Sensata Technologies, Inc. from 2007 to 2008. Mr. Mohamed holds a B.S. in Accounting from Georgetown University.

PART II
ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the NYSE under the symbol “GOLF” since October 28, 2016.
On February 21, 2025, the last reported sales price of our common stock on the NYSE was 65.82 per share and there were ten record holders of our common stock.
Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Durables & Apparel Index for the period commencing December 31, 2019 through December 31, 2024. Index data was furnished by FactSet. The graph assumes that $100 was invested on December 31, 2019 in each of our common stock, the S&P 500 Index, and the S&P 500 Consumer Durables & Apparel Index and that all dividends were reinvested.

Comparison of Cumulative Total Returns

	31-Dec-19	31-Dec-20	31-Dec-21	31-Dec-22	31-Dec-23	31-Dec-24
Acushnet Holdings Corp.	$100.00	$127.18	$168.75	$137.18	$207.15	$236.09
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Consumer Durables & Apparel	$100.00	$120.19	$147.06	$103.89	$123.22	$115.95
Recent Sales of Unregistered Securities
None.
Dividend Policy
We paid a total of $54.3 million, $52.5 million and $52.2 million in dividends on our common stock during the years ended December 31, 2024, 2023 and 2022, respectively. We expect to pay future quarterly cash dividends on our common stock, subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Our dividend policy may be changed or terminated in the future at any time without advance notice. For a description of the restrictions on our ability to pay dividends under our debt agreements, see  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” Item 7 of Part II to this report, and “Notes to Consolidated Financial Statements – Note 11 – Debt and Financing Arrangements,” Item 8 of Part II to this report.

Issuer Purchases of Equity Securities
On February 15, 2024, our board of directors authorized us to repurchase up to an additional $300.0 million of our issued and outstanding common stock under our previously disclosed share repurchase program. On February 13, 2025, our board of directors authorized us to repurchase up to an additional $250.0 million of our issued and outstanding common stock under our share repurchase program, bringing the total authorization up to $1.25 billion since the program was established in June 2018. Our share repurchase program will remain in effect until completed or until terminated by our board of directors.
The following table provides information relating to the Company’s purchase of common stock for the fourth quarter of 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1) (in thousands)
October 1, 2024 - October 31, 2024	172,500	$62.40	172,500	$221,391
November 1, 2024 - November 30, 2024	134,337	69.28	134,337	212,084
December 1, 2024 - December 31, 2024	136,030	72.83	136,030	202,177
Total	442,867	$67.69	442,867
_____________________________________________________________________________
(1)    On June 14, 2024, in connection with our share repurchase program, we entered into an agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price. In relation to this agreement, the Company recorded a share repurchase liability of $62.5 million to purchase an additional 935,907 shares of common stock from Magnus as of December 31, 2024. In addition, on December 17, 2024, we entered into a new agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from January 2, 2025 through June 30, 2025, up to an aggregate of $62.5 million, at the same weighted average per share price. See “Notes to Consolidated Financial Statements – Note 16 – Common Stock,” Item 8 of Part II to this report, for a description of our Magnus share repurchase agreements.

ITEM 6.            Reserved.

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
We believe our differentiated focus on performance and quality excellence, enduring connections with dedicated golfers and favorable and market-differentiating mix of consumable and durable products have been the key drivers of our financial performance.
Basis of Presentation
The accompanying results have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These consolidated financial statements include the accounts of Acushnet Holdings Corp. and Acushnet Company, including its wholly-owned subsidiaries and less than wholly-owned subsidiaries, which include a VIE in which Acushnet Company is the primary beneficiary. The Company conducts substantially all of its business through Acushnet Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
During the fourth quarter of 2024, we changed our accounting principle related to the presentation of costs associated with operating our distribution centers and costs associated with shipping and handling activities from selling, general and administrative to cost of goods sold within our consolidated statements of operations. We also changed our reportable segments to combine the Titleist golf balls and Titleist golf clubs reportable segments into a Titleist golf equipment reportable segment, resulting in three reportable segments: Titleist golf equipment, FootJoy golf wear and Golf gear. As part of this change, certain other immaterial changes have been made within our reportable segments. Prior period amounts were updated to conform to the current year presentation for the change in accounting principle and reportable segments. See “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies,” Item 8 of Part II to this report, for additional detail.
Key Factors Affecting Our Results of Operations
Rounds of Play
We generate substantially all of our sales from the sale of golf-related products, including golf balls, golf clubs, golf shoes, golf gloves, golf gear and golf apparel. The demand for golf-related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. While rounds of play had been relatively stable for years, the game experienced an approximate 8% global increase in rounds in both 2020 and 2021 as dedicated golfers took full advantage of favorable weather, hybrid work schedules and an increase in discretionary time due to the circumstances attendant to the COVID-19 pandemic. Golf remained in high demand in 2022 and 2023, with the number of rounds played in the U.S. approximately 16% and 20% higher, respectively, than the number of rounds played in 2019. In 2024, the number of rounds played in the U.S. grew approximately 2% compared to 2023, and were 22% higher compared to 2019. We anticipate that global rounds of golf played will remain resilient in 2025, driven by golfer demographics, dedicated golfers and continued participation.

Economic Conditions
Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to spend their time and money on golf and golf products when economic conditions are favorable and when consumers feel confident and prosperous. Discretionary spending on golf and the golf products we sell is affected by consumer spending habits and many macroeconomic factors, including general business conditions, stock market prices and volatility, corporate spending, housing prices, inflation, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Consumers may reduce or postpone purchases of our products as a result of shifts in consumer spending habits as well as during periods when economic uncertainty increases, disposable income is lower, or during periods of actual or perceived unfavorable economic conditions.
Demographic Factors
Golf is a recreational activity that requires time and money. The golf industry has been principally driven by the age cohort of 30 years and above, primarily “gen x-ers,” “baby boomers,” “millennials” and, increasingly, “gen z” who have the time and money to engage in the sport. We believe that the percentage of women golfers will continue to grow, as a higher percentage of new golfers in recent years have been women. Beyond the gen x and baby boomer generations, promising developments in golf include the generational shift resulting from millennial and gen z golfers making their marks at both professional and amateur levels and the increase in the number of juniors (ages 6-17) who play golf in recent years.
Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among older generations. In such case, sales of our products could be negatively impacted.
Weather Conditions
Weather conditions in most parts of the world, including our primary geographic markets, generally restrict golf from being played year-round, with many of our on‑course retail customers closed during the cold weather months and, to a lesser extent, during the hot weather months. Unfavorable weather conditions in our major markets, such as a particularly long winter, a cold and wet spring, or an extremely hot summer, would reduce the number of playable days and rounds played in a given year and decrease the amount spent by golfers and golf retailers on our products, particularly with respect to consumable products such as golf balls and golf gloves. In addition, unfavorable weather conditions and natural disasters can adversely affect the number of custom club fitting and trial events that we can perform during the key selling period. Unusual or severe weather events throughout the year, such as storms or droughts or other water shortages, can negatively affect golf rounds played both during such events and afterward. Consequently, sustained adverse weather conditions, especially during the warm weather months, could impact our sales. Adverse weather conditions may have a greater impact on us than other golf equipment companies as we have a large percentage of consumable products in our product portfolio, and the purchase of consumable products are more dependent on the number of rounds played in a given year.
Seasonality
In general, during the first quarter, we begin selling our products into the golf retail channel for the new golf season. This initial sell‑in generally continues into the second quarter. Our second‑quarter sales are significantly affected by the amount of sell‑through, in particular the amount of higher value discretionary purchases made by customers, which drives the level of reorders of the products sold during the first quarter. Our third‑quarter sales are generally dependent on reorder business, and are generally lower than the second quarter as many retailers begin decreasing their inventory levels in anticipation of the end of the golf season. Our fourth‑quarter sales are generally less than the other quarters due to the end of the golf season in many of our key markets, but can also be affected by key product launches, particularly golf clubs. This seasonality, and therefore quarter-to-quarter fluctuations, can be affected by many factors, including weather conditions as discussed previously under “–Weather Conditions” and the timing of new product introductions as discussed below under “–Cyclicality” and “–Product Life Cycles.” This seasonality affects sales in each of our reportable segments differently. In general, however, because of this seasonality, a larger portion of our sales and profitability generally occurs during the first half of the year.

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
Product Life Cycles
Titleist Golf Equipment Segment
We generally launch new Titleist golf ball models on a two-year cycle. In general, in odd-numbered years, we launch our premium performance models, Pro V1 and Pro V1x, in the first quarter and in even-numbered years, we launch our premium performance AVX model and most performance models in the first and second quarters. For new golf ball models, sales occur at a higher rate in the year of the initial launch than in the second year. Given the Pro V1 franchise is our highest volume and our highest priced product in this product category, we typically have higher net sales of Titleist golf balls in odd-numbered years.
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
As a result of this product launch cycle, we generally expect to have higher net sales of Titleist golf clubs in even‑numbered years.
FootJoy Golf Wear and Golf Gear Segments
Our FootJoy golf wear and Golf gear businesses are not subject to the same degree of cyclical fluctuation as our golf ball and golf club businesses as new product offerings and styles are generally introduced each year and at different times during the year.
Foreign Currency
Net sales generated in regions outside of the United States represented approximately 40-50% of our net sales in each of the three years ended December 31, 2024. Substantially all of these net sales were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by subsidiaries in these regions are made in U.S. dollars. For each of the three years ended December 31, 2024, approximately 80% of our cost of goods sold incurred by our subsidiaries in regions outside of the United States were denominated in U.S. dollars. Because these subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of these subsidiaries.

In an effort to protect against adverse fluctuations in foreign exchange rates and minimize foreign currency transaction risk, we take an active approach to currency hedging, which includes among other things, entering into various foreign exchange forward contracts, with the primary goal of providing earnings and cash flow stability. As a result of our active approach to currency hedging, we are able to take a more long-term view and more flexible approach towards pricing our products and making cost‑related decisions. In taking this active approach, we coordinate with the management teams of our key subsidiaries on an ongoing basis to share our views on anticipated currency movements and make decisions on securing foreign currency exchange contract positions that are incorporated into our business planning and forecasting processes. Because our hedging activities are designed to reduce volatility, they reduce not only the negative impact of a stronger U.S. dollar but could also reduce the positive impact of a weaker U.S. dollar.
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated subsidiaries from their local currency into U.S. dollars. In each of the three years ended December 31, 2024, over 40% of our net sales and approximately 30% of our total operating expenses (which amounts represent substantially all of the operating expenses incurred by our subsidiaries in regions outside of the United States) were denominated in foreign currencies. Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
Recent Developments
Distribution Optimization: In 2023, we opened a new customization and distribution center in Lakeville, Massachusetts. This facility is representative of our commitment to providing leading services and the highest quality distribution experience. In connection with this strategic investment in the optimization of our distribution and custom fulfillment capabilities, we incurred costs of $3.4 million and $10.3 million during the years ended December 31, 2024 and 2023, respectively.
Information Technology Optimization: During 2024, we began a multi-year implementation of a new global cloud-based ERP platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. We expect that the new global ERP platform will enable further operating efficiencies and support the Company’s digital transformation. Additional implementation activities are expected to continue in phases by geographic region over the next three years. The global ERP platform implementation spending comprises both capitalized costs and operating expenses. The operating expenses associated with the deployment of the global ERP platform represent incremental transformation costs above the normal ongoing level of spending on information technology to support our operations. In connection with this strategic initiative, during the years ended December 31, 2024 and 2023, we incurred expenses of $11.0 million and $1.9 million, respectively. In addition, we invested $12.6 million for capitalized implementation costs associated with the integration, configuration and customization of this new global ERP platform during the year ended December 31, 2024. We anticipate spending approximately $30 million to $35 million in total during 2025 related to deployment of the new global ERP platform.
Supply Chain Optimization: We continue to progress towards our objective of establishing a more resilient supply chain for our FootJoy footwear. Until 2024, the majority of our FootJoy footwear was manufactured in a facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest, with the remaining 60% owned by our long‑standing Taiwan-based supply partners. During 2024, FootJoy shifted footwear production volume from Fuzhou, China to a third-party facility located in Long An Province, Vietnam, which is operated by an affiliate of certain members of the same group of Taiwan-based supply partners. The joint venture ceased production at its Fuzhou, China facility in January 2025 and FootJoy currently contracts to manufacture substantially all of its footwear at the third-party owned Vietnam manufacturing facility. In relation to this initiative, we incurred restructuring charges of $18.0 million during the year ended December 31, 2024, as described in “Notes to Consolidated Financial Statements – Note 23 – Restructuring Costs,” Item 8 of Part II to this report.
Paid Time Off (“PTO”) Policy Change: As part of our continued efforts to attract and retain key talent, we modified our U.S. employee PTO policy during the fourth quarter of 2024 to more closely align with industry benchmarks. As a result of this change, we recognized a non-cash benefit of $17.7 million during the year ended December 31, 2024.

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
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding the pricing of our products, go-to-market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define “Adjusted EBITDA” in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, net, income tax expense (benefit), depreciation and amortization and other items defined in our credit agreement, including: share-based compensation expense; restructuring and transformation costs; certain transaction fees; extraordinary, unusual or non-recurring losses or charges; indemnification expense (income); certain pension settlement costs; certain other non-cash (gains) losses, net and the net income (loss) relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non‑recurring items, or affected by similar non‑recurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
We also use Adjusted EBITDA margin on a consolidated basis, which measures our Adjusted EBITDA as a percentage of net sales, because our management uses it to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding pricing of our products, go-to-market execution and costs to incur across our business. We present Adjusted EBITDA margin as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. Adjusted EBITDA margin is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to any measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items, or affected by similar nonrecurring items. Adjusted EBITDA margin has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA margin is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.
Lastly, we use segment operating income (loss) to evaluate the effectiveness of business strategies, assess segment operating performance and make decisions regarding costs to incur across the business. Segment operating income includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the reportable segments, but excludes certain other costs, such as interest expense, net; restructuring costs; the non-service cost component of net periodic benefit cost; transaction fees; as well as other items that are not allocated to the reportable segments.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Year ended December 31,
(in thousands)	2024	2023	2022
Net sales	$2,457,091	$2,381,995	$2,270,336
Cost of goods sold	1,269,364	1,261,958	1,221,647
Gross profit	1,187,727	1,120,037	1,048,689
Operating expenses:
Selling, general and administrative	801,600	755,671	702,878
Research and development	67,841	64,839	56,393
Intangible amortization	14,024	14,222	7,885
Income from operations	304,262	285,305	281,533
Interest expense, net	52,637	41,288	13,269
Other expense, net	1,958	2,417	8,829
Income before income taxes	249,667	241,600	259,435
Income tax expense	47,825	42,993	54,351
Net income	201,842	198,607	205,084
Less: Net loss (income) attributable to noncontrolling interests	12,456	(178)	(5,806)
Net income attributable to Acushnet Holdings Corp.	$214,298	$198,429	$199,278
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$214,298	$198,429	$199,278
Interest expense, net	52,637	41,288	13,269
Income tax expense	47,825	42,993	54,351
Depreciation and amortization	55,888	51,356	41,706
Share-based compensation	30,792	29,709	24,083
Restructuring costs (1)	18,549	705	—
Transformation costs (2) (3)	14,404	12,236	—
Other (4)	(17,489)	(756)	(85)
Net (loss) income attributable to noncontrolling interests	(12,456)	178	5,806
Adjusted EBITDA	$404,448	$376,138	$338,408
Adjusted EBITDA margin	16.5%	15.8%	14.9%
___________________________________
(1) For the year ended December 31, 2024, includes $18.0 million related to our supply chain optimization.
(2) For the years ended December 31, 2024 and 2023, includes $11.0 million and $1.9 million related to our information technology optimization.
(3) For the years ended December 31, 2024 and 2023, includes $3.4 million and $10.3 million related to our distribution optimization.
(4) For the year ended December 31, 2024, includes the non-cash benefit of $17.7 million associated with the PTO Policy Change. In addition, the years ended December 31, 2024 and 2023, include other gains, losses or costs added back for purposes of calculating Adjusted EBITDA as defined in our credit agreement.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
Golf balls	$786.5	$761.7	$24.8	3.3%	$30.2	4.0%
Golf clubs	721.3	658.7	62.6	9.5%	68.4	10.4%
Titleist golf equipment	1,507.8	1,420.4	87.4	6.2%	98.6	6.9%
FootJoy golf wear	574.6	590.0	(15.4)	(2.6)%	(11.9)	(2.0)%
Golf gear	232.1	222.6	9.5	4.3%	11.3	5.1%
Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change	$ change	% change
United States	$1,446.8	$1,350.0	$96.8	7.2%	$96.8	7.2%
EMEA	320.9	314.7	6.2	2.0%	1.3	0.4%
Japan	134.0	149.4	(15.4)	(10.3)%	(5.2)	(3.5)%
Korea	291.0	301.8	(10.8)	(3.6)%	0.3	0.1%
Rest of World	264.4	266.1	(1.7)	(0.6)%	0.7	0.3%
Total net sales	$2,457.1	$2,382.0	$75.1	3.2%	$93.9	3.9%
Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
(in millions)	2024	2023	$ change	% change
Titleist golf equipment	$273.9	$250.8	$23.1	9.2%
FootJoy golf wear	25.0	17.8	7.2	40.4%
Golf gear	25.8	19.5	6.3	32.3%
Net Sales
For the year ended December 31, 2024, net sales increased 3.2%, or 3.9% on a constant currency basis, compared to the year ended December 31, 2023, primarily driven by higher sales volumes in Titleist golf equipment and Golf gear and higher average selling prices in FootJoy golf wear and Golf gear, partially offset by a sales volume decline in FootJoy golf wear. A decline in sales volume of products that are not allocated to one of our three reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was primarily due to increases of $74.9 million in Titleist golf equipment, $13.5 million in Golf gear and $6.8 million in FootJoy golf wear. The increase in Titleist golf equipment was primarily driven by higher sales volumes of our SM10 wedges, GT drivers and fairways and Pro V1 and Pro V1x golf balls, partially offset by lower sales volumes of hybrids, which are in their second model year. The increase in Golf gear was primarily due to higher sales volumes in travel product categories. The increase in FootJoy golf wear was primarily due to higher sales volumes in footwear and higher average selling prices in apparel, partially offset by lower sales volumes in golf gloves.
Net sales in regions outside of the United States decreased 2.1%, or 0.3% on a constant currency basis, primarily due to a net sales decrease in Japan, partially offset by increases in all other regions. The decrease in Japan was due to lower net sales in FootJoy golf wear, primarily footwear, in products that are not allocated to one of our three reportable segments and in Golf gear. These decreases were partially offset by higher net sales in Titleist golf equipment, driven by golf clubs. In EMEA, the increase was due to higher net sales in Titleist golf equipment, partially offset by lower net sales in FootJoy golf wear, primarily footwear, and lower net sales of products that are not allocated to one of our three reportable segments. The increase in Rest of World was due to higher net sales in Titleist golf equipment, primarily golf clubs, partially offset by lower net sales in FootJoy golf wear, primarily footwear. In Korea, the increase was primarily due to higher net sales in Titleist golf equipment, primarily golf clubs, largely offset by lower net sales in FootJoy golf wear, primarily apparel.
Gross Profit
Gross profit increased $67.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Gross margin increased to 48.3% for the year ended December 31, 2024 compared to 47.0% for the year ended December 31, 2023. The increase in gross profit primarily resulted from increases in Titleist golf equipment of $55.1 million, Golf gear of $10.6 million and FootJoy golf wear of $5.6 million. A decrease in gross profit of products not allocated to one of our three reportable segments also contributed to the change in gross profit. This increase in gross profit was primarily due to the sales volume changes discussed previously and increased gross margin, primarily driven by a favorable product mix shift. Gross profit includes a non-cash benefit of $6.6 million related to the PTO Policy Change.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $45.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to $18.0 million of restructuring costs related to our supply chain optimization and increases of $13.5 million in administrative expense, $10.9 million in advertising and promotional expenses and $4.4 million in selling expense. These increases include a non-cash benefit of $9.1 million related to the PTO Policy Change, as well as the favorable impact of changes in foreign currency exchange rates. The increase in administrative expense was primarily due to higher employee and information technology-related expenses. The increase in advertising and promotional expenses was primarily related to higher professional tour expenses and new product launches, largely in Titleist golf equipment. The increase in selling expense was primarily due to higher employee-related expenses, partially offset by lower retail commission expense in Korea. SG&A also includes a $9.1 million increase in expense related to our information technology optimization, offset in part by a $6.9 million decrease in expense related to our distribution optimization.
Research and Development
Research and Development ("R&D") expenses increased $3.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily the result of increases in employee-related expenses and additional costs to support product introductions, offset in part by a $2.0 million non-cash benefit related to the PTO Policy Change.
Interest Expense, net
Interest expense, net increased $11.3 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. This increase was primarily due to an increase in borrowings, as well as an increase in interest rates for the year ended December 31, 2024.
Income Tax Expense
Income tax expense increased $4.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Our effective tax rate ("ETR") was 19.2% for the year ended December 31, 2024 compared to 17.8% for the year ended December 31, 2023. The increase in ETR was primarily driven by changes in our jurisdictional mix of earnings as well as changes in our valuation allowance.
Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 6.2%, or 6.9% on a constant currency basis, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by higher sales volumes of our SM10 wedges launched in the first quarter of 2024 and our GT drivers and fairways launched in the third quarter of 2024, as well as higher sales volumes of Pro V1 and Pro V1x and our latest generation AVX, Tour Soft and TruFeel models launched in the first quarter of 2024. This increase was partially offset by lower sales volumes of hybrids and irons.
Operating income in our Titleist golf equipment segment increased $23.1 million, or 9.2%, compared to the prior year period. The increase in operating income resulted from higher gross profit of $55.1 million, partially offset by higher operating expenses of $32.4 million. The increase in gross profit was primarily due to the higher sales volumes discussed previously, as well as a non-cash benefit of $5.8 million related to the PTO Policy Change. Higher operating expenses were primarily a result of increases of $10.1 million in both advertising and promotional expenses and selling expense, as well as increases of $9.8 million in administrative expense and $2.4 million in research and development expenses, primarily driven by new product launches and professional tour expenses, as well as higher employee and information technology related expenses. These operating expense changes include a non-cash benefit of $7.7 million related to the PTO Policy Change.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 2.6%, or 2.0% on a constant currency basis, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to lower sales volumes across all product categories, partially offset by higher average selling prices in apparel and golf gloves.
Operating income in our FootJoy golf wear segment increased $7.2 million, or 40.4% compared to the prior year period. The increase in operating income resulted from higher gross profit of $5.6 million and lower operating expenses of $1.6 million. The increase in gross profit was primarily due to higher average selling prices in apparel and golf gloves and lower distribution expense, partially offset by lower sales volumes across all product categories and unfavorable manufacturing overhead absorption. Lower operating expenses were primarily the result of a decrease of $3.7 million in selling expense, largely due to lower retail commission expense in Korea, partially offset by an increase of $2.2 million in administrative expense. These operating expense changes include a non-cash benefit of $2.6 million related to the PTO Policy Change.
Golf Gear Segment
Net sales in our Golf gear segment increased 4.3%, or 5.1% on a constant currency basis, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by higher sales volumes in travel product categories and higher average selling prices across all product categories, partially offset by lower sales volumes in golf bags.
Operating income in our Golf gear segment increased $6.3 million, or 32.3%, compared to the prior year period. The increase in operating income resulted from higher gross profit of $10.6 million, partially offset by higher operating expenses of $4.1 million. The increase in gross profit was largely due to the higher net sales discussed previously and lower cost of customization, partially offset by higher distribution expense. Higher operating expenses were primarily a result of an increase of $1.3 million in selling expense, as well as increases of $1.2 million in both administrative expense and advertising and promotional expenses.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
Golf balls	$761.7	$678.8	$82.9	12.2%	$91.3	13.5%
Golf clubs	658.7	609.6	49.1	8.1%	58.2	9.5%
Titleist golf equipment	1,420.4	1,288.4	132.0	10.2%	149.5	11.6%
FootJoy golf wear	590.0	611.0	(21.0)	(3.4)%	(12.2)	(2.0)%
Golf gear	222.6	211.9	10.7	5.0%	13.7	6.5%
Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change	$ change	% change
United States	$1,350.0	$1,227.8	$122.2	10.0%	$122.2	10.0%
EMEA	314.7	321.5	(6.8)	(2.1)%	(4.6)	(1.4)%
Japan	149.4	161.0	(11.6)	(7.2)%	0.2	0.1%
Korea	301.8	312.7	(10.9)	(3.5)%	(5.2)	(1.7)%
Rest of World	266.1	247.3	18.8	7.6%	29.0	11.7%
Total net sales	$2,382.0	$2,270.3	$111.7	4.9%	$141.6	6.2%
Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
(in millions)	2023	2022	$ change	% change
Titleist golf equipment	$250.8	$213.7	$37.1	17.4%
FootJoy golf wear	17.8	39.7	(21.9)	(55.2)%
Golf gear	19.5	9.0	10.5	116.7%
Net Sales
For the year ended December 31, 2023, net sales increased 4.9%, or 6.2% on a constant currency basis, compared to the year ended December 31, 2022. This increase was driven primarily by higher sales volumes in Titleist golf equipment and Golf gear and was partially offset by a sales volume decline in FootJoy golf wear, primarily in footwear. A decline in sales volume of products that are not allocated to one of our three reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was primarily as a result of increases of $103.0 million in Titleist golf equipment, $8.2 million in FootJoy golf wear and $6.7 million in Golf gear. The increase in Titleist golf equipment was primarily driven by higher sales volumes and higher average selling prices of our latest generation Pro V1 and Pro V1x golf balls, T-Series irons and Scotty Cameron Super Select putters, as well as higher sales volumes associated with the launch of our TSR hybrids, partially offset by lower sales volumes of second model year SM9 wedges. The increase in FootJoy golf wear was primarily driven by higher sales volumes of apparel and higher average selling prices of apparel and footwear, largely offset by lower sales volumes of footwear. The increase in Golf gear was primarily driven by higher sales volumes of golf bags and higher average selling prices in travel.
Net sales in regions outside of the United States decreased 1.0%, or increased 1.9% on a constant currency basis. Net sales increased in Rest of World, partially offset by decreases in Korea and EMEA, on a constant currency basis. The increase in Rest of World was due to net sales increases across all reportable segments, primarily in Titleist golf equipment. In Korea, the decrease was due to lower sales volumes of products that are not allocated to one of our three reportable segments and lower sales volumes in FootJoy golf wear, partially offset by net sales increases in all other reportable segments. In EMEA, the decrease was due to lower sales volumes in FootJoy golf wear and lower sales volumes of products that are not allocated to one of our three reportable segments, partially offset by increases in all other reportable segments. In Japan, net sales were flat as increases in Golf gear and Titleist golf equipment, were offset by a net sales decrease in FootJoy golf wear.
Gross Profit
Gross profit increased $71.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Gross margin increased to 47.0% for the year ended December 31, 2023 compared to 46.2% for the year ended December 31, 2022. The increase in gross profit primarily resulted from increases in Titleist golf equipment of $87.7 million and Golf gear of $16.1 million, partially offset by a decrease in FootJoy golf wear of $21.4 million. This increase in gross profit was primarily due to the higher sales volumes and higher average selling prices discussed above, lower inbound freight costs across all reportable segments and lower royalty expense in Titleist golf equipment. These increases were partially offset by the decline in FootJoy golf wear sales volumes discussed above. The remaining change in gross profit was due to lower sales volumes of products not allocated to one of our three reportable segments. The increase in gross margin was primarily due to the lower inbound freight costs.
Selling, General and Administrative Expenses
SG&A expenses increased $52.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase was primarily due to an increase of $19.6 million in advertising and promotional expenses, an increase of $18.1 million in selling expense, $10.3 million of costs related to the optimization of our distribution and custom fulfillment capabilities, as well as an increase of $4.1 million in administrative expense and includes the favorable impact of changes in foreign currency exchange rates. The increase in advertising and promotional expenses was primarily related to new product launches and professional tour expenses. The increase in selling expense was primarily due to the higher sales volumes as discussed previously and higher employee-related expenses, partially offset by lower retail commission expense in Korea. The increase in administrative expense was due to increased employee-related expenses partially offset by lower information technology-related expenses. SG&A also includes a decrease of $7.9 million in foreign currency transaction losses, offset in part by a decrease in gains on foreign exchange forward contracts of $3.4 million.
Research and Development
R&D expenses increased $8.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of increases to support new product introductions and employee-related expenses.
Intangible Amortization
Intangible amortization expense increased $6.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily as a result of the acquisition of trademarks related to our Titleist golf club and Golf gear businesses in the fourth quarter of 2022 and the first quarter of 2023, respectively.
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
Income Tax Expense
Income tax expense decreased $11.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Our ETR was 17.8% for the year ended December 31, 2023 compared to 20.9% for the year ended December 31, 2022. The decrease in ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 10.2%, or 11.6% on a constant currency basis, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by higher sales volumes and higher average selling prices of our latest generation Pro V1 and Pro V1x golf balls launched in the first quarter of

2023, our T-series irons and our Scotty Cameron Super Select putters, as well as higher sales volumes of our TSR hybrids, all of which were launched in 2023. These increases were partially offset by lower sales volumes of second model year SM9 wedges.
Operating income in our Titleist golf equipment segment increased $37.1 million, or 17.4%, compared to the prior year period. The increase in operating income resulted from higher gross profit of $87.7 million, partially offset by higher operating expenses of $50.6 million. The increase in gross profit was primarily driven by higher sales volumes and higher average selling prices as discussed above, lower inbound freight costs and lower royalty expenses. Operating expenses increased primarily as a result of increases of $19.4 million in selling expense, $16.8 million in advertising and promotional expenses, $8.3 million in research and development expenses and $4.0 million in intangible amortization expense due to the acquisition of trademarks in the fourth quarter of 2022.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 3.4%, or 2.0% on a constant currency basis, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a sales volume decrease in footwear partially offset by sales volume increase in apparel.
Operating income in our FootJoy golf wear segment decreased $21.9 million, or 55.2% compared to the prior year period. The decrease in operating income resulted from lower gross profit of $21.4 million. Gross profit decreased primarily as a result of the sales volume decrease, unfavorable manufacturing overhead absorption and increased promotional activity in footwear, partially offset by increased sales volumes in apparel and lower inbound freight costs. Operating expenses were largely flat as increased advertising and promotional expenses were offset by lower selling expenses.
Golf Gear Segment
Net sales in our Golf gear segment increased 5.0%, or 6.5% on a constant currency basis, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by higher sales volumes across all product categories, except gloves, and higher average selling prices across all product categories.
Operating income in our Golf gear segment increased $10.5 million, or 116.7%, compared to the prior year period. The increase in operating income resulted from higher gross profit of $16.1 million, partially offset by higher operating expenses of $5.6 million. Gross profit increased primarily due to lower inbound freight costs, higher sales volumes and higher average selling prices. Operating expenses increased primarily due to an increase of $3.4 million in selling expense and higher intangible amortization expense of $2.3 million due to the acquisition of trademarks in the first quarter of 2023.

Liquidity and Capital Resources
Our primary cash needs relate to working capital, repurchasing shares of our common stock, capital expenditures, paying dividends, servicing our debt and pension contributions. Additionally, from time to time, we may make strategic acquisitions and investments to complement our products, technologies or businesses, which could impact our liquidity needs. We expect to rely on cash flows from operations and borrowings under our multi-currency revolving credit facility and local credit facilities as our primary sources of liquidity.
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
As of December 31, 2024, we had $51.4 million of unrestricted cash and cash equivalents (including $9.9 million attributable to our FootJoy golf shoe VIE). As of December 31, 2024, approximately 95.0% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States, including our FootJoy golf shoe VIE. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.

Macroeconomic factors could impact our results of operations in ways we cannot currently predict. Nonetheless, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our multi-currency revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including current and future economic trends and conditions, demand for our products, availability and cost of our raw materials and components, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in "Risk Factors," Item 1A of Part I to this report.
Debt and Financing Arrangements
As of December 31, 2024, we had $542.4 million of availability under our multi-currency revolving credit facility after giving effect to $2.9 million of outstanding letters of credit. Additionally, we had $47.5 million available under certain local credit facilities of our subsidiaries.
The credit agreement governing our multi-currency revolving credit facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. This credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2024, we were in compliance with all covenants under our credit agreement.
The indenture governing our senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2024, we were in compliance with all covenants under the indenture.
See "Notes to Consolidated Financial Statements- Note 11- Debt and Financing Arrangements," Item 8 of Part II to this report, for a description of our debt and financing arrangements. Additionally, see "Risk Factors - Risks Related to Our Indebtedness", Item 1A of Part I to this report, for further discussion surrounding the risks and uncertainties related to our debt and financing arrangements.
Dividends and Share Repurchase Program
During the year ended December 31, 2024, we paid dividends on our common stock of $54.3 million to our shareholders. During the first quarter of 2025, our board of directors declared a dividend of $0.235 per share of common stock to shareholders of record as of March 7, 2025, which is payable on March 21, 2025.
As of December 31, 2024, our board of directors had authorized us to repurchase up to an aggregate of $1.0 billion of our issued and outstanding common stock.
On March 14, 2024, we entered into an agreement with Magnus Holdings Co., Ltd. ("Magnus") to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from April 1, 2024 through June 28, 2024, up to an aggregate of $37.5 million, at the same weighted average per share price (the "March 2024 Agreement").
On June 14, 2024, we entered into an additional agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price (the "June 2024 Agreement").
On December 17, 2024, we entered into a new agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from January 2, 2025 through June 30, 2025, up to an aggregate of $62.5 million, at the same weighted average per share price (the "December 2024 Agreement").
During the year ended December 31, 2024, we repurchased 2,658,180 shares of common stock at an average price of $65.01 for an aggregate of $172.8 million. Included in this amount were 587,520 shares of common stock repurchased from Magnus for an aggregate of $37.5 million, in satisfaction of our obligation pursuant to the March 2024 Agreement. As of December 31, 2024, we recorded a liability of $62.5 million in relation to the June 2024 Agreement to purchase an additional 935,907 shares of common stock from Magnus.
As of December 31, 2024, we had $202.2 million remaining under the current share repurchase authorization, including $125.0 million, related to the June 2024 Agreement and December 2024 Agreement. On February 13, 2025, our board of directors authorized us to repurchase up to an additional $250.0 million of our issued and outstanding common stock, bringing the total authorization up to $1.25 billion since the share repurchase program was established in 2018.

See “Notes to Consolidated Financial Statements-Note 16-Common Stock,” Item 8 of Part II to this report, for a description of our share repurchase program and Magnus share repurchase agreements.
Capital Expenditures and Other Investments
During the year ended December 31, 2024, we invested $74.6 million for capital expenditures. Capital expenditures in 2025 are expected to be approximately $85.0 million, although actual amounts may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go to market activities, as well as investments in facilities to support our global strategic initiatives.
In addition, during the year ended December 31, 2024, we invested $12.6 million for capitalized implementation costs associated with the implementation of a new global cloud-based ERP platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. In 2025, we expect to invest approximately $15.0 million to $20.0 million in capitalized implementation costs associated with this global ERP platform.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash flows from:
Operating activities	$245,108	$371,827	$(67,787)
Investing activities	(74,624)	(101,486)	(140,222)
Financing activities	(179,683)	(264,725)	(8,584)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3,177)	915	(6,180)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,376)	$6,531	$(222,773)
Cash Flows from Operating Activities
The decrease in cash provided by operating activities for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily related to changes in working capital, as well as a decrease in deferred income tax expense. Working capital at any specific point in time is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The decrease in cash used in investing activities for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by cash paid for the acquisition of trademarks related to our gear business during the year ended December 31, 2023.
Cash Flows from Financing Activities
The decrease in cash used in financing activities for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by a decrease in purchases of common stock, offset in part by as a decrease in net proceeds from borrowings.
Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
A review of our cash flow activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Annual Report for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024, and is incorporated herein by reference.
Contractual Obligations
Our principal contractual obligations and commitments consist of long term debt obligations, interest on debt obligations (including unused commitment fees related to our multi-currency revolving credit facility), operating and finance lease obligations, purchase obligations and pension and other postretirement benefit obligations.

See "Notes to Consolidated Financial Statements-Note 11-Debt and Financing Arrangements", "Note 4-Leases", "Note 22-Commitments and Contingencies" and "Note 14-Pension and Other Postretirement Benefits" in Item 8 of Part II of this Annual Report for more information on the nature and timing of obligations for debt, leases, purchase obligations and pension and postretirement benefit plans, respectively. The future amount of interest expense payments are expected to vary as discussed in "Interest Rate Risk," Item 7A of Part II, to this report.
Off‑Balance Sheet Arrangements
As of December 31, 2024, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Pension and Other Postretirement Benefit Plans
We provide various post-employment plans including defined benefit plans (or "pension plans") and other postretirement benefit plans which provide retiree welfare and other benefits to certain eligible U.S. and foreign employees. Projected benefit obligations are measured using various actuarial assumptions, such as discount rate, rate of compensation increase, mortality rate, turnover rate and health care cost trend rates, as determined at each year end measurement date. The measurement of net periodic benefit cost is based on various actuarial assumptions, including discount rate, expected return on plan assets and rate of compensation increase, which are determined as of the prior year measurement date. Our actuarial assumptions are reviewed on an annual basis and modified when appropriate.
Our projected benefit obligations related to our pension and other postretirement benefit plans are valued using weighted‑average discount rates of 5.57% and 5.54%, respectively, for the year ended December 31, 2024. Decreasing the discount rates by 100 basis points would have increased the projected benefit obligations of our pension and other postretirement benefit plan by approximately $30.2 million and $0.9 million, respectively, for the year ended December 31, 2024.
    Our net periodic benefit cost related to our pension and other postretirement benefit plans is calculated using weighted average discount rates of 4.93% and 4.92%, respectively, for the year ended December 31, 2024. Decreasing the discount rate by 100 basis points would increase net periodic pension cost by approximately $0.8 million and increase other postretirement benefit cost by approximately $0.2 million for the year ended December 31, 2024. Additionally, our net periodic benefit cost related to our pension plans is calculated using an expected return on plan assets of 3.75% for the year ended December 31, 2024. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $1.8 million for the year ended December 31, 2024.

Income Taxes
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including historical experience and short-range and long-range business forecasts. As of December 31, 2024, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax assets will not be recognized. As of December 31, 2024 and 2023, the cumulative valuation allowance against deferred tax assets was $40.8 million and $34.0 million, respectively.
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
Recently Issued Accounting Standards
We have reviewed all recently issued accounting standards and have determined that, other than as disclosed in “Notes to Consolidated Financial Statements – Note 2 – Summary of Significant Accounting Policies”, Item 8 of Part II to this report, such accounting standards will not have a significant impact on our consolidated financial statements or otherwise do not apply to our operations.

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
Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in “Notes to Consolidated Financial Statements – Note 11 - Debt and Financing Arrangements,” Item 8 of Part II to this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index. Increases in interest rates may reduce our net income by increasing the cost of our debt.
From time to time we enter into interest rate swap contracts to reduce our interest rate risk. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of December 31, 2024 and 2023, the notional value of our outstanding interest rate swap contracts was $100.0 million. Our outstanding interest rate swap contracts are due to mature on February 28, 2025. See "Notes to Consolidated Financial Statement – Note 12 - Derivative Financial Instruments," Item 8 of Part II to this report, for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
As of December 31, 2024, we had $317.6 million of outstanding indebtedness at variable interest rates after giving effect to $100.0 million of hedged floating rate indebtedness. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2024 would have resulted in an increase of $3.2 million in our annual pre-tax interest expense.
As of December 31, 2023, we had $255.6 million of outstanding indebtedness at variable interest rates. The same sensitivity analysis for movement in variable interest rates as of December 31, 2023, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2023 would have resulted in an increase of $2.6 million in our annual pre-tax interest expense.
Foreign Exchange Risk
We are exposed to foreign currency transaction risk related to transactions denominated in a currency other than functional currency. In addition, we are exposed to currency translation risk resulting from the translation of the financial results of our consolidated subsidiaries from their functional currency into U.S. dollars for financial reporting purposes.
We use financial instruments to reduce the earnings and shareholders' equity volatility relating to transaction risk. The principal financial instruments we enter into on a routine basis are foreign exchange forward contracts, pertaining to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won, the Australian dollar and the euro. The periods of the foreign exchange forward contracts designated as hedges correspond to the periods of the forecasted hedged transactions, which do not exceed 24 months subsequent to the latest balance sheet date. We do not enter into derivative financial instrument contracts for trading or speculative purposes.

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2024 was $192.2 million, representing a net settlement asset of $7.9 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of December 31, 2024, while not predictive in nature, indicated that the net settlement asset of $7.9 million would decrease by $14.3 million resulting in a net settlement liability of $6.4 million if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2023 was $209.6 million, representing a net settlement asset of $2.4 million. The same sensitivity analysis for changes in the fair value of our foreign exchange forward contracts as of December 31, 2023, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $2.4 million would decrease by $15.2 million resulting in a net settlement liability of $12.8 million.
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
Commodity Risk
We are exposed to commodity price and availability risks with respect to certain materials and components used by us, our suppliers and our manufacturers, including polybutadiene, zinc diacrylate, urethane and ionomers for the manufacturing of our golf balls, titanium and steel for our golf clubs, leather and synthetic fabrics for our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum‑based materials for a number of our products.
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that inflation in the form of increased raw materials and other input costs, including inbound freight and wage rates, has at times impacted our business, results of operations, financial position and cash flows. In the future, higher inflationary environments, including increased raw material and other input costs, could materially impact our business, results of operations, financial position and cash flows.
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

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).”
Based on our assessment, our management determined that, as of December 31, 2024, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page F-2 of this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.             OTHER INFORMATION
None.
ITEM 9C.             DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Information about our executive officers is contained in the discussion entitled “Information About Our Executive Officers” in Part I of this Annual Report on Form 10‑K.
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
(3)Exhibits Index:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Acushnet Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K filed on November 2, 2016).
3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Acushnet Holdings Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K filed on February 28, 2019).

3.3	Second Amended and Restated Bylaws of Acushnet Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 27, 2023).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on February 27, 2020).
4.2
Indenture, dated October 3, 2023, among Acushnet Company, U.S. Bank Trust Company, National Association, as trustee of the Notes, and Acushnet Holdings Corp. and certain subsidiaries of Acushnet Company as guarantors (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2023).

10.1†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022).

10.2†
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022).

10.3†
Acushnet Executive Severance Plan (as amended and restated effective January 1, 2019) (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed on February 28, 2019).

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

10.7
Second Amendment and Agency Resignation, Appointment and Assumption, dated as of August 2, 2022, by and among Acushnet Holdings Corp., Acushnet Company, Acushnet Canada Inc., Acushnet Europe Limited, certain subsidiaries of Acushnet Company, the lenders party thereto, Wells Fargo Bank, National Association, as the resigning administrative agent, and JPMorgan Chase Bank, N.A., as the successor administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 4, 2022).

10.8
Joint Venture Agreement between Acushnet Cayman Limited and Myre Overseas Corporation, dated as of June 1, 1995 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.9
Registration Rights Agreement, dated October 26, 2016, among the Company and the Holders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on November 1, 2016).

10.10†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 28, 2019).

10.11†	Acushnet Holdings Corp. Independent Directors Deferral Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).
10.12†	Acushnet Holdings Corp. 2015 Omnibus Incentive Plan, as amended on February 16, 2017 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on March 1, 2023).
10.13†
Employment Agreement between Acushnet Holdings Corp. and David E. Maher, dated as of December 22, 2017 (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed on March 7, 2018).

10.14†
Letter Agreement by and between Acushnet Company and Sean Sullivan, entered into April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2023).

10.15†	Acushnet Holdings Corp. Employee Deferral Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2018).
10.16
Third Amendment to Credit Agreement, dated as of May 2, 2024, by and between Acushnet Company and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 7, 2024).

10.17
Stock Repurchase Agreement, dated December 17, 2024, by and between Acushnet Holdings Corp. and Magnus Holdings Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2024).

18.1	Preferability Letter of PricewaterhouseCoopers LLP (filed herewith)
19.1	Acushnet Holdings Corp. Securities Trading Policy (filed herewith)
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
24.1	Power of Attorney (filed herewith).
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

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
97.1	Acushnet Holdings Corp. Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed on February 29, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
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

ACUSHNET HOLDINGS CORP.

	By:	/s/ David Maher
		Name:	David Maher
Date: February 27, 2025		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Maher	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
David Maher

/s/ Sean Sullivan	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Sean Sullivan

/s/ Nick Mohamed	Vice President, Controller (Principal Accounting Officer)	February 27, 2025
Nick Mohamed

*	Chairman	February 27, 2025
Yoon Soo Yoon

*	Director	February 27, 2025
Leanne Cunningham

*	Director	February 27, 2025
Gregory Hewett

*	Director	February 27, 2025
Ho Yeon Lee

*	Director	February 27, 2025
Jan Singer

*	Director	February 27, 2025
Steven Tishman

*	Director	February 27, 2025
Keun Chang Yoon

*By:	/s/ Roland Giroux
	Name:	Roland Giroux
	Title:	Attorney In Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Acushnet Holdings Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Acushnet Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for costs associated with operating its distribution centers and costs associated with shipping and handling activities in 2024.
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
Accounting for Income Taxes
As described in Note 15 to the consolidated financial statements, the Company recorded income tax expense of $47.8 million for the year ended December 31, 2024 and has net deferred tax assets of $26.2 million, inclusive of a valuation allowance of $40.8 million, and total gross unrecognized tax benefits, excluding related interest and penalties, of $12.6 million as of December 31, 2024. As disclosed by management, the Company is subject to income tax in the U.S. and foreign jurisdictions. The use of significant judgments and estimates, as well as the interpretation and application of complex tax laws is required by management to determine its provision for income taxes.
The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are (i) the significant judgments by management when interpreting and applying complex tax laws and regulations in determining the provision for income taxes and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the provision for income taxes.
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
February 27, 2025

We have served as the Company’s, or its predecessors’, auditor since at least 1976, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or a predecessor company.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2024	December 31, 2023
Assets
Current assets
Cash, cash equivalents and restricted cash ($10,647 and $12,532 attributable to the variable interest entity ("VIE"))	$53,059	$65,435
Accounts receivable, net	218,368	201,352
Inventories ($3,667 and $9,621 attributable to the VIE)	575,964	615,535
Prepaid and other assets	126,482	114,370
Total current assets	973,873	996,692
Property, plant and equipment, net ($8,135 and $9,044 attributable to the VIE)	325,747	295,343
Goodwill ($32,312 and $32,312 attributable to the VIE)	220,136	225,302
Intangible assets, net	523,131	537,407
Deferred income taxes	34,306	31,454
Other assets ($1,884 and $1,972 attributable to the VIE)	103,013	110,479
Total assets	$2,180,206	$2,196,677
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$10,160	$28,997
Current portion of long-term debt	722	351
Accounts payable ($2,400 and $6,059 attributable to the VIE)	150,322	150,514
Accrued taxes	36,009	46,398
Accrued compensation and benefits ($643 and $1,233 attributable to the VIE)	95,064	111,136
Accrued expenses and other liabilities ($13,893 and $1,687 attributable to the VIE)	180,430	113,739
Total current liabilities	472,707	451,135
Long-term debt	753,081	671,819
Deferred income taxes	8,107	7,080
Accrued pension and other postretirement benefits	74,410	69,634
Other noncurrent liabilities	74,737	84,137
Total liabilities	1,383,042	1,283,805
Commitments and contingencies (Note 22)
Redeemable noncontrolling interests	4,028	9,785
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 61,214,541 and 63,429,243 shares issued	61	63
Additional paid-in capital	787,725	808,615
Accumulated other comprehensive loss, net of tax	(140,315)	(104,349)
Retained earnings	180,276	159,906
Treasury stock, at cost; (including 935,907 of accrued share repurchases) (Note 16)	(62,500)	—
Total equity attributable to Acushnet Holdings Corp.	765,247	864,235
Noncontrolling interests	27,889	38,852
Total shareholders' equity	793,136	903,087
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,180,206	$2,196,677

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Net sales	$2,457,091	$2,381,995	$2,270,336
Cost of goods sold	1,269,364	1,261,958	1,221,647
Gross profit	1,187,727	1,120,037	1,048,689
Operating expenses:
Selling, general and administrative	801,600	755,671	702,878
Research and development	67,841	64,839	56,393
Intangible amortization	14,024	14,222	7,885
Income from operations	304,262	285,305	281,533
Interest expense, net (Note 19)	52,637	41,288	13,269
Other expense, net	1,958	2,417	8,829
Income before income taxes	249,667	241,600	259,435
Income tax expense	47,825	42,993	54,351
Net income	201,842	198,607	205,084
Less: Net loss (income) attributable to noncontrolling interests	12,456	(178)	(5,806)
Net income attributable to Acushnet Holdings Corp.	$214,298	$198,429	$199,278

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$3.38	$2.96	$2.77
Diluted	3.37	2.94	2.75
Weighted average number of common shares:
Basic	63,345,806	67,063,933	71,958,879
Diluted	63,648,238	67,517,105	72,560,098

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2024	2023	2022
Net income	$201,842	$198,607	$205,084
Other comprehensive (loss) income:
Foreign currency translation adjustments	(28,389)	2,916	(30,940)
Cash flow derivative instruments
Unrealized holding gains arising during period	12,693	5,871	10,856
Reclassification adjustments included in net income	(12,286)	(7,672)	(9,840)
Tax benefit (expense)	211	359	(585)
Cash flow derivative instruments, net	618	(1,442)	431
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	(10,960)	5,629	25,473
Tax benefit (expense)	2,455	(1,306)	(5,050)
Pension and other postretirement benefits adjustments, net	(8,505)	4,323	20,423
Total other comprehensive (loss) income	(36,276)	5,797	(10,086)
Comprehensive income	165,566	204,404	194,998
Less: Comprehensive loss (income) attributable to noncontrolling interests	12,766	(656)	(5,775)
Comprehensive income attributable to Acushnet Holdings Corp.	$178,332	$203,748	$189,223

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$201,842	$198,607	$205,084
Adjustments to reconcile net income to cash flows provided by (used in) operating activities
Depreciation and amortization	55,888	51,356	41,706
Unrealized foreign exchange (gain) loss	(2,856)	1,507	13,568
Amortization of debt issuance costs	1,754	927	2,000
Share-based compensation	30,792	29,709	24,083
Loss (gain) on disposals of property, plant and equipment	902	99	(3,294)
Deferred income taxes	915	15,413	9,060
Changes in operating assets and liabilities
Accounts receivable	(26,799)	13,785	(58,893)
Inventories	21,659	58,897	(275,973)
Accounts payable	1,875	(12,105)	8,840
Accrued taxes	(8,222)	6,221	(11,427)
Other assets and liabilities	(32,642)	7,411	(22,541)
Cash flows provided by (used in) operating activities	245,108	371,827	(67,787)
Cash flows from investing activities
Additions to property, plant and equipment	(74,624)	(75,364)	(61,364)
Additions to intangible assets (Note 9)	—	(25,235)	(65,000)
Business acquisitions	—	—	(18,400)
Other, net	—	(887)	4,542
Cash flows used in investing activities	(74,624)	(101,486)	(140,222)
Cash flows from financing activities
Proceeds from short-term borrowings, net (Note 11)	—	—	3,362
Proceeds from credit facilities (Note 11)	1,243,120	1,527,896	976,953
Repayments of credit facilities (Note 11)	(1,178,799)	(1,739,308)	(414,104)
Proceeds from senior unsecured notes (Note 11)	—	350,000	—
Repayments of term loan facility (Note 11)	—	—	(315,000)
Purchases of common stock	(172,799)	(334,088)	(189,111)
Payment of debt issuance costs	—	(6,328)	(2,583)
Dividends paid on common stock	(54,291)	(52,480)	(52,239)
Dividends paid to noncontrolling interests	—	—	(1,601)
Payment of employee restricted stock tax withholdings	(16,914)	(11,495)	(10,661)
Other, net	—	1,078	(3,600)
Cash flows used in financing activities	(179,683)	(264,725)	(8,584)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3,177)	915	(6,180)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,376)	6,531	(222,773)
Cash, cash equivalents and restricted cash, beginning of year	65,435	58,904	281,677
Cash, cash equivalents and restricted cash, end of year	$53,059	$65,435	$58,904

Supplemental information
Cash paid for interest	$53,449	$36,391	$11,632
Cash paid for income taxes	49,436	33,619	56,413
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	2,327	2,145	4,308
Additions to right-of-use assets obtained in exchange for operating lease obligations	10,439	51,825	28,038
Additions to right-of-use assets obtained in exchange for finance lease obligations	434	944	525
Dividend equivalents rights ("DERs") declared not paid	1,989	1,971	1,742
Contingent consideration (Note 8)	342	—	1,400
Additions to redeemable noncontrolling interests (Note 8)	—	—	4,600
Share repurchase liability (Note 16)	62,500	—	92,583

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2021	75,855	$76	$948,423	$(99,582)	$324,966	$(131,039)	$1,042,844	$37,423	$1,080,267
Purchase of equity from noncontrolling interest (Note 8)	—	—	(838)	—	—	—	(838)	(3,905)	(4,743)
Net income	—	—	—	—	199,278	—	199,278	5,751	205,029
Other comprehensive loss	—	—	—	(10,086)	—	—	(10,086)	(21)	(10,107)
Share-based compensation	—	—	23,426	—	—	—	23,426	—	23,426
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 17)	467	—	(10,326)	—	—	—	(10,326)	—	(10,326)
Purchases of common stock (Note 16)	—	—	—	—	—	(161,545)	(161,545)	—	(161,545)
Share repurchase liability (Note 16)	—	—	—	—	—	(92,583)	(92,583)	—	(92,583)
Dividends and dividend equivalents declared	—	—	—	—	(53,051)	—	(53,051)	—	(53,051)
Dividends declared to noncontrolling interests	—	—	—	—	—	—	—	(1,601)	(1,601)
Redemption value adjustment (Note 2)	—	—	—	—	1,937	—	1,937	—	1,937
Balances as of December 31, 2022	76,322	76	960,685	(109,668)	473,130	(385,167)	939,056	37,647	976,703
Sale of equity to redeemable noncontrolling interest	—	—	444	—	(180)	—	264	—	264
Net income	—	—	—	—	198,429	—	198,429	1,213	199,642
Other comprehensive income (loss)	—	—	—	5,319	—	—	5,319	(8)	5,311
Share-based compensation	—	—	29,044	—	—	—	29,044	—	29,044
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 17)	485	—	(11,394)	—	—	—	(11,394)	—	(11,394)
Purchases of common stock (Note 16)	—	—	—	—	—	(240,948)	(240,948)	—	(240,948)
Treasury share retirement (Note 16)	(13,378)	(13)	(170,164)	—	(455,938)	626,115	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	(53,335)	—	(53,335)	—	(53,335)
Redemption value adjustment (Note 2)	—	—	—	—	(2,200)	—	(2,200)	—	(2,200)
Balances as of December 31, 2023	63,429	63	808,615	(104,349)	159,906	—	864,235	38,852	903,087
Net income (loss)	—	—	—	—	214,298	—	214,298	(10,970)	203,328
Other comprehensive (loss) income	—	—	—	(35,966)	—	—	(35,966)	7	(35,959)
Share-based compensation	—	—	30,336	—	—	—	30,336	—	30,336
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 17)	444	—	(16,664)	—	—	—	(16,664)	—	(16,664)
Purchases of common stock (Note 16)	—	—	—	—	—	(173,859)	(173,859)	—	(173,859)
Share repurchase liability (Note 16)	—	—	—	—	—	(62,500)	(62,500)	—	(62,500)
Treasury share retirement (Note 16)	(2,658)	(2)	(34,220)	—	(139,637)	173,859	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	(55,291)	—	(55,291)	—	(55,291)
Contingent consideration (Note 8)	—	—	(342)	—	—	—	(342)	—	(342)
Redemption value adjustment (Note 2)	—	—	—	—	1,000	—	1,000	—	1,000
Balances at December 31, 2024	61,215	$61	$787,725	$(140,315)	$180,276	$(62,500)	$765,247	$27,889	$793,136
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
Acushnet Holdings Corp. was incorporated in Delaware on May 9, 2011 as Alexandria Holdings Corp., an entity owned by Fila Holdings Corp., formerly known as Fila Korea Co., Ltd., (“Fila”), a leading sport and leisure apparel and footwear company which is a public company listed on the Korea Exchange, and a consortium of investors (the “Financial Investors”). Acushnet Holdings Corp. acquired Acushnet Company, its primary operating subsidiary, from Beam Suntory, Inc. (at the time known as Fortune Brands, Inc.) on July 29, 2011. On November 2, 2016, the Company completed an initial public offering at a public offering price of $17.00 per share. Following the pricing of the initial public offering, Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Fila, purchased from the Financial Investors shares of the Company’s common stock, resulting in Magnus holding a controlling ownership interest in the Company’s outstanding common stock.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These consolidated financial statements include the accounts of the Company and Acushnet Company, including its wholly-owned subsidiaries and less than wholly-owned subsidiaries, which include a variable interest entity (“VIE”) in which Acushnet Company is the primary beneficiary. The Company conducts substantially all of its business through Acushnet Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
During the fourth quarter of 2024, the Company changed its accounting principle related to the presentation of costs associated with operating its distribution centers and costs associated with shipping and handling activities, as described in Change in Accounting Principle below. The Company also changed its reportable segments to combine the Titleist golf balls and Titleist golf clubs reportable segments into a Titleist golf equipment reportable segment. As part of this change, certain other immaterial changes have been made within the Company's reportable segments. Prior period amounts were updated to conform to the current year presentation for the change in accounting principle and reportable segments. See Note 21 for additional information regarding the Company's reportable segments.
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

The Company consolidates the accounts of Acushnet Lionscore Limited ("Lionscore"), a VIE which is 40% owned by the Company. The sole purpose of the VIE is to manufacture the Company’s golf footwear and as such, the Company is deemed to be the primary beneficiary. The Company has presented separately on its consolidated balance sheets, to the extent material, the assets of its consolidated VIE that can only be used to settle specific obligations of its consolidated VIE and the liabilities of its consolidated VIE for which creditors do not have recourse to its general credit. The general creditors of the VIE do not have recourse to the Company. Certain directors of the VIE have guaranteed the credit lines of the VIE, for which there were no outstanding borrowings as of December 31, 2024 and 2023. In addition, pursuant to the terms of the agreement governing the VIE, the Company is not required to provide financial support to the VIE.
See Note 23 for additional information regarding restructuring activities impacting the VIE.
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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the year ended December 31, 2024, the Company recorded a $1.0 million redemption value adjustment to decrease the carrying amount of redeemable noncontrolling interests. During the year ended December 31, 2023, the Company recorded a $2.2 million redemption value adjustment to increase the carrying value of redeemable noncontrolling interests. During the year ended December 31, 2022, the Company recorded a $1.9 million redemption value adjustment to decrease the carrying value of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of December 31, 2024, 2023 and 2022.
See Note 8 for additional information regarding other business developments impacting noncontrolling interests.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of December 31, 2024 and 2023, the amount of restricted cash included in cash, cash equivalents and restricted cash on the consolidated balance sheets was $1.6 million and $1.7 million, respectively. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. As of December 31, 2024 and 2023, book overdrafts in the amount of $3.8 million and $4.2 million, respectively, were included in accounts payable on the consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Substantially all of the Company's cash deposits are maintained at large, creditworthy financial institutions. The Company's deposits, at times, may exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. As of December 31, 2024 and 2023, the Company had unrestricted cash and cash equivalents of $48.9 million and $62.0 million, respectively, in banks located outside the United States. The risk with respect to the Company's accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. See Note 5 for additional information.

Inventories
Inventories are recorded at the lower of cost and net realizable value, which includes an allowance for obsolete or slow moving inventory. Approximate cost of inventory is determined on the first-in, first-out basis. The cost of inventory includes all costs to make products salable including materials, labor, manufacturing overhead, inbound freight, purchasing and receiving, and inspection costs. In addition, all depreciation expense associated with assets used to manufacture products and make them salable is included in inventory costs. The Company's allowance for obsolete or slow moving inventory contains estimates regarding uncertainties. Such estimates are updated each reporting period and require the Company to make assumptions and to apply judgment regarding a number of factors, including market conditions, selling environment, historical results and current inventory trends. See Note 6 for additional information.
Long-Lived Assets
Property, Plant and Equipment, Net
Property, plant and equipment, net is recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded on a straight-line basis over the estimated useful lives of the assets, except for leasehold and tenant improvements which are amortized over the shorter of the lease term or the estimated useful lives of the assets. Gains or losses resulting from disposals are included in income from operations. Betterments and renewals, which improve and extend the life of an asset, are capitalized. Maintenance and repair costs are expensed as incurred. See Note 7 for additional information.
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

The Company has elected to not separate non-lease components within its lease portfolio and has also elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less. See Note 4 for additional information.
Internal Use Software and Cloud Computing Arrangements
Certain costs incurred in connection with the development of the Company's internal-use software are capitalized. Internal-use software development costs are primarily related to the Company's current enterprise resource planning system. Costs incurred in the preliminary stages of development are expensed as incurred. Internal and external costs incurred in the application development phase, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. Costs such as maintenance and training are expensed as incurred. The capitalized internal-use software costs are included in property, plant and equipment and are amortized over the estimated useful life which ranges from three to ten years once the software is placed into service. See Note 7 for additional information.
The Company also enters into cloud computing arrangements to access and use third-party software to support operations. These arrangements are assessed to determine whether the contract is solely a service contract or includes a software license. Implementation costs for a cloud computing arrangement that is solely a service contract, including the integration, configuration and customization of the hosted third-party software, are capitalized and included in other assets. Once the software is placed into service, the capitalized implementation costs are amortized on a straight-line basis over the fixed, non-cancellable term of the contract, plus any renewal periods that are reasonably certain at that time, which ranges from one to six years.
There were capitalized implementation costs, net of amortization of $18.0 million and $6.2 million for the years ended December 31, 2024 and 2023, respectively, of which $4.1 million and $1.8 million were included in prepaid and other assets and $13.9 million and $4.4 million were included in other assets on the consolidated balance sheets for the years ended December 31, 2024 and 2023, respectively. The Company recognized amortization expense related to these capitalized implementation costs of $4.0 million, $1.6 million and $0.1 million in the consolidated statements of operations during the years ended December 31, 2024, 2023 and 2022, respectively.
Identifiable Intangible Assets
Identifiable intangible assets are recorded at cost less accumulated amortization. Purchased intangible assets, other than goodwill and indefinite-lived intangible assets, are amortized on a straight-line basis over the useful lives of the asset. See Note 9 for additional information.
Impairment
A long-lived asset (including right-of-use assets) or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When such events occur, the Company compares the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group to the carrying amount of the asset or asset group. The cash flows are based on the best estimate of future cash flows derived from the most recent business projections. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss is recognized based on the excess of the asset's or asset group's carrying value over its fair value. Fair value is determined based on discounted expected future cash flows on a market participant basis.
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
Debt Issuance Costs
The Company defers costs directly associated with acquiring third-party financing. These debt issuance costs are amortized as interest expense over the term of the related indebtedness. Debt issuance costs associated with revolving credit facilities are included in other assets and debt issuance costs associated with all other indebtedness are netted against long-term debt on the consolidated balance sheets. See Note 11 for additional information.
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
The investments in the plan assets are measured at fair value using quoted market prices or the net asset value as a practical expedient. Projected benefit obligations are measured using various actuarial assumptions, such as discount rates, rate of compensation increase, mortality rates, turnover rates and health care cost trend rates, as determined at each year end measurement date. The measurement of net periodic benefit cost is based on various actuarial assumptions, including discount rates, expected return on plan assets and rate of compensation increase, which are determined as of the prior year measurement date. The determination of the discount rate is generally based on an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments. The expected return on plan assets is developed using forward looking asset class return assumptions for each asset class, weighted by the plan’s target exposure to each asset class within the portfolio. The asset class return assumption reflect a combination of historical results, current market characteristics, and professional judgement. Actual cost is also dependent on various other factors related to the employees covered by these plans. The effects of actuarial deviations from assumptions are generally accumulated and, if over a specified corridor, amortized over the remaining service period of the employees. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. The Company's actuarial assumptions are reviewed on an annual basis and modified when appropriate.
To calculate the U.S. pension and postretirement benefit plan expense in 2024, 2023 and 2022, the Company applied the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for the benefit payments in order to calculate interest cost and service cost. See Note 14 for additional information.
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
The U.S. Tax Cuts and Jobs Act of 2017 subjects the Company to a tax on Global Intangible Low-Taxed Income (“GILTI”). GILTI is a tax on foreign income in excess of a deemed return on tangible assets of related foreign corporations. Companies subject to GILTI have the option to account for the GILTI tax as a period cost if and when incurred, or to recognize deferred taxes for temporary differences, including outside basis differences, expected to reverse as GILTI. The Company has elected to account for GILTI as a period cost.
Cost of Goods Sold
Cost of goods sold includes the cost of inventory, costs associated with operating the Company's distribution centers, costs associated with shipping and handling activities and certain foreign currency hedge gains and losses. Costs associated with operating the Company's distribution centers are expensed as incurred and include warehousing costs, indirect labor and supplies, as well as depreciation expense associated with assets used to distribute products.
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

Advertising and Promotion
Advertising and promotional expenses are included in selling, general and administrative on the consolidated statements of operations and include product endorsement arrangements with members of the various professional golf tours, media placement and production costs (television, print and internet), tour support expenses and point-of-sale materials. Advertising production costs are expensed as incurred. Media placement costs are expensed in the month the advertising first appears. Product endorsement arrangements are expensed based upon the specific provisions of player contracts. Advertising and promotional expense was $242.3 million, $231.4 million and $211.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Selling
Selling expenses including field sales, sales administration and commissions paid on certain retail sales are included in selling, general and administrative on the consolidated statements of operations.
Research and Development
Research and development expense is expensed as incurred and includes product development costs, product improvement costs, product engineering costs and process improvement costs.
Foreign Currency Transactions and Translation
Transactions denominated in a currency other than functional currency are re-measured into functional currency with the resulting transaction gain or loss recorded within selling, general and administrative on the consolidated statements of operations. Foreign currency transaction loss included in selling, general and administrative was $2.0 million, $4.0 million and $11.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. Assets and liabilities are translated from the functional currency of the consolidated subsidiary into U.S. dollars at the actual rates of exchange as of the balance sheet date. Revenues and expenses are translated at the average rates of exchange for the reporting period. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss), net of tax.
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
Change in Accounting Principle
During the fourth quarter of 2024, the Company changed its presentation related to costs associated with operating its distribution centers and costs associated with shipping and handling activities from selling, general and administrative to cost of goods sold within the consolidated statements of operations. The Company believes that this change in accounting principle is preferable as it better reflects the total cost of fulfilling its revenue transactions, aligns with how it internally manages its business and improves comparability with industry peers, thus providing more meaningful information to users of its financial statements. This change in presentation has been applied retrospectively to all periods presented and affects cost of goods sold, gross profit and selling, general and administrative. This change in presentation had no impact to net sales, income from operations, income before income taxes, income tax expense, net income, net income per common share, retained earnings, or other components of equity or net assets. For the year ended December 31, 2024, $135.3 million of costs associated with operating its distribution centers and shipping and handling activities were presented within cost of goods sold on the consolidated statement of operations.
Certain financial statement line items included in the consolidated statements of operations for the years ended December 31, 2023 and 2022 were adjusted as follows:

	Year ended December 31, 2023
(in thousands)	As reported	Effect of change	As adjusted
Cost of goods sold	$1,129,484	$132,474	$1,261,958
Gross profit	1,252,511	(132,474)	1,120,037
Selling, general and administrative	888,145	(132,474)	755,671

	Year ended December 31, 2022
(in thousands)	As reported	Effect of change	As adjusted
Cost of goods sold	$1,091,103	$130,544	$1,221,647
Gross profit	1,179,233	(130,544)	1,048,689
Selling, general and administrative	833,422	(130,544)	702,878
Recently Adopted Accounting Standards
Segment Reporting
In December 2024, the Company adopted Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures". The amendments in this update require enhanced disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment performance and allocate resources. The Company adopted ASU 2023-07 during the year ended December 31, 2024. Adoption of ASU 2023-07 resulted in incremental disclosures within the footnotes to the consolidated financial statements. See segment information in Note 21.
Recently Issued Accounting Standards
Income Taxes
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures". The amendments in this update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)". The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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
Costs associated with shipping and handling activities, such as merchandising, are included in cost of goods sold as revenue is recognized. The Company has made an accounting policy election to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.
The Company reduces revenue by the amount of expected returns and records a corresponding refund liability in accrued expenses and other liabilities. The Company accounts for the right of return as variable consideration and recognizes a refund liability for the amount of consideration that it estimates will be refunded to customers. In addition, the Company recognizes an asset for the right to recover returned products in prepaid and other assets on the consolidated balance sheets. Sales returns are estimated based upon historical rates of product returns, current economic trends and changes in customer demands as well as specific identification of outstanding returns. The refund liability for expected returns was $12.3 million and $14.7 million as of December 31, 2024 and 2023, respectively. The value of inventory expected to be recovered related to sales returns was $6.3 million and $7.2 million as of December 31, 2024 and 2023, respectively.
Contract Balances
Accounts receivable, net, includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. The allowance includes amounts for certain customers where a risk of default has been specifically identified as well as a provision for customer defaults when it is determined the risk of some default is probable and estimable, but cannot yet be associated with specific customers. The assessment of the likelihood of customer defaults is based on various factors, including credit risk assessments, length of time the receivables are past due, historical experience, customer specific information available to the Company and current and forecasted economic conditions, all of which are subject to change.
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
Practical Expedients and Exemptions
The Company expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general and administrative on the consolidated statements of operations.

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
Lease costs recognized on the consolidated statements of operations were as follows:

(in thousands)		Year ended December 31,
Lease costs	Location in statement of operations	2024	2023	2022
Operating	Cost of goods sold	$2,497	$2,450	$2,364
	Selling, general and administrative	21,043	19,777	13,337
	Research and development	1,166	1,099	763

Finance
Amortization of lease assets	Selling, general and administrative	600	475	335
Interest on lease liabilities	Interest expense, net	108	86	60

Short-term and low value lease cost		904	1,472	623
Variable lease cost		3,056	2,486	2,827
Total lease cost		$29,374	$27,845	$20,309
Supplemental balance sheet information related to the Company's leases is as follows:

		Year ended December 31,
(in thousands)	Balance sheet location	2024	2023
Right-of-use assets
Finance	Property, plant and equipment, net	$1,861	$2,031
Operating	Other assets	75,655	88,820
	Total lease assets	$77,516	$90,851

Lease liabilities
Finance	Accrued expenses and other liabilities	$599	$527
Operating	Accrued expenses and other liabilities	19,513	19,045
Finance	Long-term debt	1,262	1,505
Operating	Other noncurrent liabilities	60,168	73,348
	Total lease liabilities	$81,542	$94,425

The weighted average remaining lease term and the weighted average discount rate for leases is as follows:

	Year ended December 31,
	2024	2023	2022
Weighted average remaining lease term (years):
Operating	5.6	6.2	4.9
Finance	3.6	4.3	4.5
Weighted average discount rate:
Operating	4.58%	4.01%	2.72%
Finance	5.13%	4.52%	4.23%
The following table reconciles the undiscounted cash flows for leases as of December 31, 2024 to lease liabilities recorded on the consolidated balance sheet:

	Operating	Finance
(in thousands)	Leases	Leases	Total
2025	$22,915	$680	$23,595
2026	18,007	553	18,560
2027	16,003	454	16,457
2028	12,334	251	12,585
2029	7,436	104	7,540
Thereafter	24,047	4	24,051
Total future lease payments	100,742	2,046	102,788
Less: Interest	(21,061)	(185)	(21,246)
Present value of lease liabilities	$79,681	$1,861	$81,542

Accrued expenses and other liabilities	$19,513	$599	$20,112
Long-term debt	—	1,262	1,262
Other noncurrent liabilities	60,168	—	60,168
Total lease liabilities	$79,681	$1,861	$81,542
Supplemental cash flow information related to the Company's leases are as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$24,143	$21,623	$16,333
Operating cash flows for finance leases	108	86	60
Financing cash flows for finance leases	603	478	334
5. Allowance for Credit Losses
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current and forecasted economic conditions, which could affect the collectability of the reported amounts. All these factors have been considered in the estimate of expected credit losses for the periods presented.
The activity related to the allowance for credit losses was as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Balance at beginning of year	$8,840	$8,258	$5,980
Provision for expected credit losses	(807)	1,120	3,199
Amount of receivables written off	(618)	(689)	(704)
Foreign currency translation	(177)	151	(217)
Balance at end of year	$7,238	$8,840	$8,258

6. Inventories
The components of inventories were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Raw materials and supplies	$137,150	$157,455
Work-in-process	33,549	24,949
Finished goods	405,265	433,131
Inventories	$575,964	$615,535
7. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Land	$14,273	$14,329
Buildings and improvements	223,737	194,585
Machinery and equipment	272,911	242,007
Furniture, computers and equipment	62,032	56,032
Computer software	90,583	90,264
Construction in progress	51,640	53,921
Property, plant and equipment, gross	715,176	651,138
Accumulated depreciation and amortization	(389,429)	(355,795)
Property, plant and equipment, net	$325,747	$295,343
During the years ended December 31, 2024, 2023 and 2022, software development costs of $1.7 million, $3.9 million and $7.2 million were capitalized. Capitalized software development costs as of December 31, 2024, 2023 and 2022 consisted of software placed into service of $1.7 million, $3.6 million and $6.1 million, respectively. Capitalized software development costs recorded in construction in progress was $0.3 million and $1.1 million, for the years ended December 31, 2023 and 2022, respectively. Amortization expense on capitalized software development costs was $10.9 million, $9.6 million and $9.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Total depreciation and amortization expense related to property, plant and equipment was $41.9 million, $37.2 million and $33.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

8. Other Business Developments
On November 4, 2022, the Company completed the acquisition of an 80% interest in certain assets and liabilities of TPI EDU, LLC, Onbase University, LP and Racquetfit, LP (together known as "Titleist Performance Institute") for cash consideration of $18.4 million. As part of the acquisition, the Company recorded a redeemable noncontrolling interest of $4.6 million (Note 2). Titleist Performance Institute is a leading supplier of online courses, certifications, educational programs, live seminars and other educational services in the golf, baseball and tennis industries. The results of Titleist Performance Institute are included in the Company's Titleist golf equipment reportable segment (Note 21).
On April 1, 2022, the Company acquired the outstanding equity interest in PG Golf LLC for $5.0 million, including cash consideration of $3.6 million and contingent consideration valued at $1.4 million at the time of acquisition. As of December 31, 2024 and 2023, contingent consideration of $1.7 million and $1.4 million, respectively, was included in accrued expenses and other liabilities and other noncurrent liabilities, respectively on the consolidated balance sheets.

9. Goodwill and Identifiable Intangible Assets, Net
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill were as follows:

(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Other	Total
December 31, 2022	$198,092	$3,535	$13,439	$9,748	$224,814
Additions	235	—	—	514	749
Foreign currency translation	(262)	(4)	(21)	26	(261)
December 31, 2023	198,065	3,531	13,418	10,288	225,302
Foreign currency translation	(4,506)	(66)	(358)	(236)	(5,166)
December 31, 2024	$193,559	$3,465	$13,060	$10,052	$220,136
There were no impairment losses recorded to goodwill during the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, 2023 and 2022, the cumulative balance of goodwill impairment recorded was $3.8 million, all of which was included in the carrying amount of the goodwill allocated to Other.
The net carrying value by class of identifiable intangible assets was as follows:

	December 31, 2024			December 31, 2023
(in thousands)	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Indefinite-lived:
Trademarks	$429,051	$—	$429,051	$429,051	$—	$429,051
Amortizing:
Trademarks	96,512	(15,346)	81,166	96,512	(8,836)	87,676
Completed technology	76,943	(72,223)	4,720	76,943	(66,939)	10,004
Customer relationships	27,403	(19,209)	8,194	28,146	(17,491)	10,655
Licensing fees and other	32,483	(32,483)	—	32,640	(32,619)	21
Total intangible assets	$662,392	$(139,261)	$523,131	$663,292	$(125,885)	$537,407
    In January 2023, the Company acquired certain trademarks from West Coast Trends, Inc., an industry leader specializing in Club Glove premium performance golf travel products, for $25.2 million. The trademarks acquired were included in the Company's Golf gear reportable segment and will be amortized over a weighted average life of 10 years.
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
Identifiable intangible asset amortization expense was $14.0 million, $14.2 million and $7.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
There were no impairment losses recorded to indefinite-lived intangible assets during the years ended December 31, 2024, 2023 and 2022.
Identifiable intangible asset amortization expense for each of the next five fiscal years and beyond is expected to be as follows:

(in thousands)
Year ending December 31,
2025	$11,866
2026	8,397
2027	7,584
2028	6,957
2029	6,941
Thereafter	52,335
Total	$94,080

10. Product Warranty
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Balance at beginning of year	$4,997	$3,951	$4,177
Provision	6,588	6,995	4,911
Claims paid/costs incurred	(6,432)	(5,966)	(4,986)
Foreign currency translation	(173)	17	(151)
Balance at end of year	$4,980	$4,997	$3,951
11. Debt and Financing Arrangements
The Company’s debt and finance lease obligations were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Multi-currency revolving credit facility	$404,700	$325,175
Senior unsecured notes	350,000	350,000
Other short-term borrowings	10,160	28,997
Other long-term borrowings	2,810	1,557
Finance lease obligations	1,262	1,505
Debt issuance costs (1)	(4,969)	(6,067)
Total	763,963	701,167
Less: short-term debt and current portion of long-term debt	10,882	29,348
Total long-term debt and finance lease obligations	$753,081	$671,819
_________________________________
(1) Debt issuance costs of $5.0 million and $6.1 million as of December 31, 2024 and 2023, respectively, relate to the senior unsecured notes.
Second Amended Credit Facility
On August 2, 2022, the Company entered into a second amendment and agency resignation, appointment and assumption (the “Second Amendment”) to its Amended and Restated Credit Agreement, dated as of December 23, 2019 (as subsequently amended on July 3, 2020 (the “First Amended Credit Agreement,” and the First Amended Credit Agreement, as amended pursuant to the Second Amendment, the “Second Amended Credit Agreement”), with Acushnet Company, Acushnet Canada Inc. and Acushnet Europe Limited, as borrowers, certain subsidiaries of Acushnet Company, together with the Company, as guarantors, the lenders party thereto, Wells Fargo Bank, National Association, as resigning administrative agent, and JPMorgan Chase Bank, N.A., as successor administrative agent (the “Administrative Agent”). The Second Amended Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Second Amended Credit Facility.” The First Amended Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “First Amended Credit Facility”. On May 2, 2024, the Company entered into a third amendment to its Second Amended Credit Agreement (as so amended, the “Amended Credit Agreement”).
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
Acushnet Company has the right under the Second Amended Credit Facility to request term loans and/or increases in the revolving commitments in an aggregate principal amount not to exceed (i) the greater of $325.0 million and 100% of the last four quarters' EBITDA plus (ii) an unlimited amount, so long as the Net Average Secured Leverage Ratio (as defined in the Amended Credit Agreement) does not exceed 2.50:1.00 on a pro forma basis. The lenders under the Second Amended Credit Facility will not be under any obligation to provide any such term loans or increases to the revolving commitments, and the incurrence of any term loans or increases to the revolving credit commitments is subject to customary conditions precedent.
Borrowings under the Second Amended Credit Facility bear interest at a rate per annum equal to, at the applicable Borrower’s option, (i) for loans denominated in U.S. dollars, either (A) a base rate, which is the greatest of (1) the prime rate last published in the Wall Street Journal, (2) the greater of the federal funds effective rate as determined by the Federal Reserve Bank of New York and the overnight bank funding rate as determined by the Federal Reserve Bank of New York, in either case, plus 0.50% and (3) the one-month Term SOFR Rate, plus 0.10% per annum, plus 1.00%, or (B) the greater of the Term SOFR Rate for the applicable interest period, plus 0.10% per annum, and zero; (ii) for loans denominated in Sterling, the greater of an Adjusted Daily Simple RFR determined based on SONIA and zero; (iii) for loans denominated in Euros, the greater of an Adjusted EURIBOR Rate for the applicable interest period and zero; (iv) for loans denominated in Canadian Dollars, the greater of an Adjusted Canadian Dollar Offered Rate for the applicable interest period and zero; and (v) for loans denominated in Japanese Yen, the greater of an Adjusted TIBOR Rate for the applicable interest period and zero, in the case of sub-clauses (i) through (v) above, plus an applicable margin. Under the Amended Credit Agreement, the applicable margin is 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for Adjusted Term SOFR borrowings, Adjusted Daily Simple RFR borrowings, Adjusted EURIBOR Rate borrowings, Adjusted Canadian Dollar Offered Rate borrowings and Adjusted TIBOR Rate borrowings, in each case, depending on the Net Average Total Leverage Ratio (as defined in the Amended Credit Agreement). In addition, the Second Amended Credit Facility requires a commitment fee rate payable in respect of unused portions of the revolving credit facility of 0.125% to 0.275% per annum, depending on the Net Average Total Leverage Ratio.
On June 28, 2024, the Canadian Dollar Offered Rate (“CDOR”) ceased to be published (the “CORRA Transition Date”). Pursuant to the Amended Credit Agreement, for loans denominated in Canadian dollars borrowed or continued after the CORRA Transition Date, the Adjusted CDOR (as defined in the Second Amended Credit Agreement) is replaced by adjusted term CORRA (the Canadian Overnight Repo Rate Average administered by Bank of Canada) plus a credit spread adjustment of 0.29547% (for a one-month Interest Period) or 0.32138% (for a three-month Interest Period) (“Adjusted Term CORRA”). The applicable margin for Adjusted Term CORRA loans remains 1.00% to 1.75%, depending on the Net Average Total Leverage Ratio (as defined in the Amended Credit Agreement).
The Amended Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The quarterly-tested maximum Net Average Total Leverage Ratio covenant in the Amended Credit Agreement is 3.75:1.00, which is subject to increase to 4.25:1.00 for the four fiscal quarters immediately following certain acquisitions. The quarterly-tested Consolidated Interest Coverage Ratio covenant in the Amended Credit Agreement shall be less than 3.00:1.00. It also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2024, the Company was in compliance with all covenants under the Amended Credit Agreement.

The weighted average interest rate applicable to the Company's multi-currency revolving credit facility as of December 31, 2024 and 2023 was 5.51% and 6.57%, respectively. As of December 31, 2024, the Company had available borrowings under its revolving credit facility of $542.4 million after giving effect to $2.9 million of outstanding letters of credit.
Under the Amended Credit Agreement, a change of control is an event of default which could result in the acceleration of all outstanding indebtedness and the termination of all commitments under the Amended Credit Agreement and would allow the lenders under the Amended Credit Agreement to enforce their rights with respect to the collateral granted. A change of control occurs if any person (other than certain permitted parties) becomes the beneficial owner of 35% or more of the outstanding common stock of the Company.
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
The proceeds from the Notes offering were used to repay $345.6 million of the outstanding borrowings under the Company's multi-currency revolving credit facility, as well as to pay fees and expenses related to the Notes offering. In connection with the Notes offering, the Company incurred fees and expenses of approximately $6.4 million, of which approximately $6.3 million was capitalized as debt issuance costs within long-term debt on the consolidated balance sheet and is being amortized to interest expense, net over the term of the Notes using the effective interest rate method. The fair value of the Notes, based on third-party quotes (Level 2), as of December 31, 2024 and December 31, 2023 was $362.1 million and $365.1 million, respectively.
The Notes bear interest at a stated interest rate of 7.375% (an effective interest rate of 7.813%) per year, with interest payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2024. Accrued interest related to the Notes of $5.6 million and $6.5 million was included within accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, respectively.
The Notes mature on October 15, 2028, unless earlier repurchased or redeemed in accordance with their terms, and as a result, are classified as long-term debt. The Issuer may redeem all or part of the Notes at any time prior to October 15, 2025 at 100.0% of the principal amount redeemed plus a “make-whole” premium. The make-whole premium is the greater of (i) 1.0% of the then outstanding principal amount of the Notes being redeemed and (ii) the excess, if any, of: (1) the present value at such redemption date of the sum of (A) 103.688% of the principal amount of Notes being redeemed plus (B) all required interest payments due on the Notes through October 15, 2025 (excluding accrued but unpaid interest) and (2) the then outstanding principal amount of the Notes being redeemed.
Thereafter, the Issuer may redeem all or part of the Notes at the redemption prices (expressed as percentages of principal amount of the Notes to be redeemed) set forth below, together with any accrued and unpaid interest, if redeemed during the 12-month period beginning on October 15 of the years indicated below:

Year	Redemption Price
2025	103.688%
2026	101.844%
2027 and thereafter	100.000%

The Notes are senior unsecured obligations of the Issuer and rank equal in right of payment with all of the Issuer’s existing and future senior unsecured debt and senior in right of payment to all of the Issuer’s future subordinated debt. The Notes are jointly and severally, fully and unconditionally, guaranteed on a senior unsecured basis by each of the Issuer’s existing wholly-owned restricted domestic subsidiaries that guarantee the Issuer’s obligations under the Amended Credit Agreement. The Notes are also fully and unconditionally guaranteed on a senior unsecured basis by the Company. The Notes are effectively subordinated to the Company's existing and future secured debt, to the extent of the value of the assets securing that debt, and are structurally subordinated to the liabilities of any non-guarantor subsidiaries.
The Indenture contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of December 31, 2024, the Company was in compliance with all covenants under the Indenture.

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
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the consolidated balance sheets with the proceeds and repayments presented on a gross basis in the consolidated statements of cash flows. The weighted average interest rate applicable to the outstanding borrowings was 0.61% and 0.45% as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had available borrowings remaining under these local credit facilities of $47.5 million.
Letters of Credit
As of December 31, 2024, there were outstanding letters of credit related to agreements, including those issued under the Company's Amended Credit Facility, totaling $5.7 million of which $2.9 million was secured. As of December 31, 2023, there were outstanding letters of credit related to agreements, including those issued under the Company's Amended Credit Facility, totaling $11.3 million, of which $8.1 million was secured. These agreements provided a maximum commitment for letters of credit of $57.9 million as of December 31, 2024.
Payments of Debt Obligations due by Period
As of December 31, 2024, principal payments due on outstanding long-term debt obligations were as follows:

(in thousands)
Year ending December 31,
2025	$722
2026	665
2027	405,362
2028	350,662
2029	99
Total	$757,510

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won, the Australian dollar and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of December 31, 2024 and 2023 was $192.2 million and $209.6 million, respectively.
The Company also enters into foreign exchange forward contracts, which either do not qualify as hedging instruments or have not been designated as such, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expenses. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2024 and 2023. Selling, general and administrative expenses during the years ended December 31, 2023 and 2022 included gains of $0.1 million and $1.2 million, respectively, related to undesignated foreign exchange forward derivative instruments.
Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed rate interest and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. The notional value of the Company's outstanding interest rate swap contracts was $100.0 million as of December 31, 2024 and 2023. The Company's outstanding interest rate swap contracts are due to mature on February 28, 2025.
Impact on Financial Statements
The fair value of hedge instruments recognized on the consolidated balance sheets was as follows:

(in thousands)		December 31, 2024	December 31, 2023
Balance Sheet Location	Hedge Instrument Type
Prepaid and other assets	Foreign exchange forward	$8,135	$4,378
	Interest rate swap	4	452
Accrued expenses and other liabilities	Foreign exchange forward	251	1,931
	Interest rate swap	1	63
Other noncurrent liabilities	Interest rate swap	—	88
The hedge instrument gains recognized in accumulated other comprehensive loss, net of tax was as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Type of hedge
Foreign exchange forward	$12,118	$4,880	$10,856
Interest rate swap	575	991	—
Total	$12,693	$5,871	$10,856
Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $6.7 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax into cost of goods sold and a net gain of less than $0.1 million related to interest rate derivative instruments from accumulated other comprehensive loss, net of tax, into interest expense, net. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 18.

    The hedge instrument gains recognized on the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Location of gains in consolidated statements of operations
Foreign exchange forward:
Cost of goods sold	$11,414	$6,982	$9,840
Selling, general and administrative (1)	2,318	665	2,991
Total	$13,732	$7,647	$12,831

Interest rate swap:
Interest expense, net	$872	$690	$—
Total	$872	$690	$—
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
13. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows:

	Fair Value Measurements as of
	December 31, 2024 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,150	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	8,135	—	Prepaid and other assets
Interest rate derivative instruments	—	4	—	Prepaid and other assets
Deferred compensation program assets	633	—	—	Other assets
Total assets	$3,783	$8,139	$—
Liabilities
Foreign exchange derivative instruments	$—	$251	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	633	—	—	Other noncurrent liabilities
Total liabilities	$633	$252	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 were as follows:

	Fair Value Measurements as of
	December 31, 2023 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$4,334	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	4,378	—	Prepaid and other assets
Interest rate derivative instruments	—	452	—	Prepaid and other assets
Deferred compensation program assets	725	—	—	Other assets
Total assets	$5,059	$4,830	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,931	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	63	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	725	—	—	Other noncurrent liabilities
Interest rate derivative instruments	—	88	—	Other noncurrent liabilities
Total liabilities	$725	$2,082	$—
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

The following table presents the change in benefit obligation, change in plan assets and funded status for the Company's defined benefit and postretirement benefit plans for the year ended December 31, 2024:

(in thousands)	Pension Benefits (Underfunded)	Pension Benefits (Overfunded)	Postretirement Benefits
Change in projected benefit obligation ("PBO")
Benefit obligation at December 31, 2023	$219,642	$20,559	$11,428
Service cost	5,321	—	333
Interest cost	9,761	953	519
Actuarial gain	(946)	(1,678)	(208)
Curtailments	(176)	—	—
Settlements	(16,046)	—	—
Participants’ contributions	—	—	745
Benefit payments	(4,404)	(986)	(1,519)
Foreign currency translation	(1,168)	(293)	—
Projected benefit obligation at December 31, 2024	211,984	18,555	11,298
Accumulated benefit obligation at December 31, 2024	195,080	18,308	11,298
Change in plan assets
Fair value of plan assets at December 31, 2023	154,216	26,557	—
Return on plan assets	(3,533)	(2,367)	—
Employer contributions	10,183	—	774
Participants’ contributions	—	—	745
Settlements	(16,046)	—	—
Benefit payments	(4,404)	(986)	(1,519)
Foreign currency translation	(128)	(356)	—
Fair value of plan assets at December 31, 2024	140,288	22,848	—
Funded status (fair value of plan assets less PBO)	$(71,696)	$4,293	$(11,298)
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

The above components of the change in the underfunded defined benefit PBO for the years ended December 31, 2024 and 2023 are primarily driven by the U.S. defined benefit plans. The actuarial gain related to the U.S. defined benefit plans for the year ended December 31, 2024 includes a $7.4 million actuarial gain attributable to the change in discount rates, a $4.1 million actuarial loss attributable to the change in the lump sum conversion rates and the associated IRS mortality assumptions update and a $2.5 million actuarial loss attributable to plan experience being different than anticipated, primarily related to differences in expected future salaries and actual amounts paid during 2024. The actuarial gain related to the U.S. defined benefit plans for the year ended December 31, 2023 includes a $5.9 million gain attributable to the change in the lump sum conversion rates and the associated IRS mortality assumptions update, a $2.7 million actuarial loss attributable to the change in discount rates and a $1.2 million actuarial loss attributable to plan experience being different than anticipated, primarily related to differences in expected future salaries and lump sums paid during 2023.
The Company had one overfunded defined benefit plan for the years ended December 31, 2024 and 2023. The actuarial gain for the year ended December 31, 2024 primarily includes a $1.9 million actuarial gain attributable to the change in discount rates. The actuarial loss for the year ended December 31, 2023 primarily includes a $0.4 million actuarial loss attributable to the change in discount rates and a $0.1 million actuarial loss due to census data updates, offset by an actuarial gain of $0.4 million attributable to an update in morality assumption.
The change in the postretirement benefit plan PBO for the year ended December 31, 2024 includes a $0.6 million actuarial gain due to the change in the discount rate, offset in part by a $0.3 million actuarial loss due to updated health care trend rates. The change in the postretirement benefit plan PBO for the year ended December 31, 2023 includes a $2.7 million actuarial gain attributable to plan experience, primarily related to the gain from the net expected claims, offset in part by a $0.2 million actuarial loss due to the change in the discount rate and a $0.1 million actuarial loss due to updated health care trend rates.
The amount of pension and postretirement assets and liabilities recognized on the consolidated balance sheets was as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Other assets	$4,293	$5,998	$—	$—
Accrued compensation and benefits	(7,596)	(6,295)	(988)	(925)
Accrued pension and other postretirement benefits	(64,100)	(59,131)	(10,310)	(10,503)
Net liability recognized	$(67,403)	$(59,428)	$(11,298)	$(11,428)
The amounts in accumulated other comprehensive loss, net of tax on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost (credit) were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2024	2023	2022	2024	2023	2022
Net actuarial (loss) gain at beginning of year	$(23,944)	$(28,208)	$(52,739)	$8,656	$7,283	$6,362
Actuarial (loss) gain	(10,625)	4,695	16,455	208	2,403	1,527
Curtailment impact	128	—	—	—	—	—
Settlement impact	104	(39)	2,733	—	—	—
Amortization of actuarial loss (gain)	234	94	3,952	(1,134)	(893)	(469)
Amortization of prior service cost (credit)	95	182	270	(137)	(137)	(137)
Foreign currency translation	160	(668)	1,121	—	—	—
Net actuarial (loss) gain at end of year	$(33,848)	$(23,944)	$(28,208)	$7,593	$8,656	$7,283

Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost (credit)
Service cost	$5,321	$5,679	$7,844	$333	$429	$563
Interest cost	10,714	11,316	8,855	519	662	353
Expected return on plan assets	(7,349)	(7,858)	(7,563)	—	—	—
Curtailment income	(48)	—	—	—	—	—
Settlements	104	(39)	2,733	—	—	—
Amortization of net loss (gain)	234	94	3,952	(1,134)	(893)	(469)
Amortization of prior service cost (credit)	95	182	270	(137)	(137)	(137)
Net periodic benefit cost (credit)	$9,071	$9,374	$16,091	$(419)	$61	$310
The non-service cost components of net periodic benefit cost (credit) are included in other expense, net in the consolidated statements of operations (Note 19).
The weighted average assumptions used to determine benefit obligations at December 31, 2024 and 2023 were as follows:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Discount rate	5.57%	4.93%	5.54%	4.92%
Rate of compensation increase	3.81%	3.80%	N/A	N/A
The weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	4.93%	5.16%	2.93%	4.92%	5.10%	2.71%
Expected long-term rate of return on plan assets	3.75%	3.91%	3.44%	N/A	N/A	N/A
Rate of compensation increase	3.80%	3.81%	3.81%	N/A	N/A	N/A
The assumed healthcare cost trend rates used to determine benefit obligations and net periodic benefit cost (credit) for postretirement benefits as of and for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Healthcare cost trend rate assumed for next year	7.00%/11.75%	7.00%/8.50%	6.75%/8.00%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2033	2031
Plan Assets
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2024 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash	$359	$359	$—	$—
Fixed income securities	23,123	—	23,123
	$23,482	$359	$23,123	$—
Commingled funds
Measured at net asset value	139,654
	$163,136

Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2023 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash	$397	$397	$—	$—
Fixed income securities	26,950	—	26,950	—
	$27,347	$397	$26,950	$—
Commingled funds
Measured at net asset value	153,426
	$180,773
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
Master trusts were established to hold the assets of the Company's U.S. defined benefit plan. During the year ended December 31, 2024, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 19% and a liability-hedging investment allocation of 81%. During the year ended December 31, 2023, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 32% to 41% and a liability-hedging investment allocation of 59% to 68%. Return-seeking investments include equities, real estate, high yield bonds and other instruments. Liability-hedging investments include assets such as corporate and government fixed income securities.
The Company's future expected blended long-term rate of return on plan assets of 4.52% is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return.
Estimated Contributions
The Company expects to make pension contributions of approximately $12.7 million during 2025 based on current assumptions as of December 31, 2024.
Estimated Future Retirement Benefit Payments
The following retirement benefit payments, which reflect expected future service, are expected to be paid as follows:

(in thousands)	Pension Benefits	Postretirement Benefits
Year ending December 31,
2025	$33,193	$990
2026	25,857	1,006
2027	25,676	1,102
2028	24,606	1,125
2029	22,740	1,106
Thereafter	102,585	5,741
	$234,657	$11,070
The estimated future retirement benefit payments noted above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.

International Plans
Pension coverage for certain eligible employees of the Company's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit pension plans. The international defined benefit pension plans are included in the tables above. As of December 31, 2024 and 2023, the international pension plans had total projected benefit obligations of $35.3 million and $37.9 million, respectively, and fair values of plan assets of $24.0 million and $28.0 million, respectively. The majority of the plan assets are invested in equity securities and insured pension assets. The net periodic benefit cost related to international plans was $3.0 million, $2.8 million and $3.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Defined Contribution Plans
The Company sponsors a number of defined contribution plans and company contributions related to these plans are determined under various formulas. Company contributions to defined contribution plans amounted to $22.5 million, $21.3 million and $20.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
15. Income Taxes
The components of income before income taxes were as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Domestic operations	$185,426	$158,999	$130,568
Foreign operations	64,241	82,601	128,867
Income before income taxes	$249,667	$241,600	$259,435
Income tax expense (benefit) was as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Current expense
United States	$18,186	$9,704	$2,755
Foreign	28,724	17,876	42,536
Current income tax expense	46,910	27,580	45,291
Deferred expense (benefit)
United States	(907)	6,626	10,122
Foreign	1,822	8,787	(1,062)
Deferred income tax expense	915	15,413	9,060
Total income tax expense	$47,825	$42,993	$54,351
The following table represents a reconciliation of income taxes computed at the federal statutory income tax rate of 21% to income tax expense as reported:

	Year ended December 31,
(in thousands)	2024	2023	2022
Income tax expense computed at federal statutory income tax rate	$52,430	$50,736	$54,481
Foreign taxes, net of credits	(14,433)	(11,859)	(6,063)
Net adjustments for uncertain tax positions	1,943	1,010	768
State and local taxes	5,341	6,160	3,430
Nondeductible expenses	2,258	2,250	1,413
Valuation allowance	6,763	(110)	4,079
Tax credits	(6,486)	(5,214)	(3,418)
Miscellaneous other, net	9	20	(339)
Income tax expense as reported	$47,825	$42,993	$54,351
Effective income tax rate	19.2%	17.8%	20.9%

The components of net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets
Compensation and benefits	$13,683	$17,867
Share-based compensation	8,354	9,890
Pension and other postretirement benefits	13,659	11,892
Inventories	19,170	22,258
R&D capitalization	60,261	48,949
Lease liability	21,288	25,161
Transaction costs	562	807
Nondeductible accruals and reserves	13,033	12,805
Miscellaneous	1,034	1,126
Net operating loss and other tax carryforwards	52,770	40,371
Gross deferred tax assets	203,814	191,126
Valuation allowance	(40,762)	(33,999)
Total deferred tax assets	163,052	157,127
Deferred tax liabilities
Property, plant and equipment	(6,986)	(6,413)
Identifiable intangible assets	(94,563)	(87,616)
Right-of-use assets	(19,904)	(23,817)
Tax on unremitted earnings	(11,328)	(10,674)
Foreign exchange derivative instruments	(2,416)	(2,723)
Miscellaneous	(1,656)	(1,510)
Total deferred tax liabilities	(136,853)	(132,753)
Net deferred tax asset	$26,199	$24,374
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
As of December 31, 2024 and 2023, the Company had state net operating loss (“NOL”) carryforwards of $53.6 million and $50.6 million, respectively. These NOL carryforwards will begin to expire in 2025. As of December 31, 2024 and 2023, the Company had foreign NOL carryforwards of $32.6 million and $9.9 million, respectively. These foreign NOL carryforwards will begin to expire in 2028. As of both December 31, 2024 and 2023, the Company had U.S. foreign tax credit carryforwards of $27.7 million. These U.S. foreign tax credits will begin to expire in 2028. As of December 31, 2024 and 2023, the Company had U.S. general business credit carryforwards of $6.2 million and $11.1 million, respectively. These U.S. general business credits will begin to expire in 2033. As of December 31, 2024 and 2023, the Company had state income tax credits of $9.8 million and $9.0 million, respectively. These state income tax credits will begin to expire in 2035.
Changes in the valuation allowance for deferred tax assets were as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Valuation allowance at beginning of year	$33,999	$34,109	$30,030
Increases (decreases) recorded to income tax provision	6,763	(110)	4,079
Valuation allowance at end of year	$40,762	$33,999	$34,109

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
In 2024, the change in the valuation allowance of $6.8 million is principally due to losses incurred related to the FDL Closure Plan as described in Note 23, excess U.S. foreign tax credits arising from the Company's Japan branch operations, and state tax attributes that the Company expects to expire unutilized. In 2023 and 2022, the change in valuation allowance was principally due to excess U.S. foreign tax credits arising from its Japan branch operations and state tax attributes that the Company expects to expire unutilized.
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
The Company's unrecognized tax benefits represent tax positions for which reserves have been established. The following table represents a reconciliation of the activity related to the unrecognized tax benefits, excluding accrued interest and penalties:

	Year ended December 31,
(in thousands)	2024	2023	2022
Unrecognized tax benefits at beginning of year	$10,782	$9,538	$8,658
Gross additions - prior year tax positions	—	191	—
Gross additions - current year tax positions	1,965	1,229	1,054
Gross reductions - prior year tax positions	(160)	(176)	(174)
Unrecognized tax benefits at end of year	$12,587	$10,782	$9,538
As of December 31, 2024, 2023 and 2022, the unrecognized tax benefits of $12.6 million, $10.8 million and $9.5 million, respectively, would affect the Company's future effective tax rate if recognized. The Company does not anticipate a material change in unrecognized tax benefits within the next 12 months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. As of December 31, 2024, the Company recognized a liability of $0.2 million for interest and penalties. As of December 31, 2023 and 2022, the Company recognized a de minimis liability and a liability of $0.2 million for interest and penalties, respectively. During the year ended December 31, 2024, the Company recognized income tax expense of $0.2 million related to interest and penalties as a component of income tax expense. During the years ended December 31, 2023 and 2022, the Company recognized an income tax benefit of $0.2 million and de minimis interest and penalties as a component of income tax expense, respectively.
The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for years after July 29, 2011, Japan for years after 2016, Korea for years after 2020 and the United Kingdom for years after 2016. The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statute of limitations from three to four years. Various state and local income tax returns, as well as certain international jurisdictions, are currently in the process of examination. These examinations are unlikely to result in any significant changes to the amounts of unrecognized tax benefits on the consolidated balance sheet as of December 31, 2024.

16. Common Stock
As of December 31, 2024 and 2023, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's shareholders. Common shareholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.

Dividends
The Company declared dividends per common share, including DERs (Note 17), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2024:
Fourth Quarter	$0.215	$13,476
Third Quarter	0.215	13,787
Second Quarter	0.215	13,873
First Quarter	0.215	14,155
Total dividends declared in 2024	$0.860	$55,291

2023:
Fourth Quarter	$0.195	$12,941
Third Quarter	0.195	13,098
Second Quarter	0.195	13,667
First Quarter	0.195	13,629
Total dividends declared in 2023	$0.780	$53,335

2022:
Fourth Quarter	$0.180	$12,986
Third Quarter	0.180	13,192
Second Quarter	0.180	13,400
First Quarter	0.180	13,473
Total dividends declared in 2022	$0.720	$53,051
During the first quarter of 2025, the Company's board of directors declared a dividend of $0.235 per share of common stock to shareholders of record as of March 7, 2025, which is payable on March 21, 2025.
Share Repurchase Program
As of December 31, 2024, the board of directors had authorized the Company to repurchase up to $1.0 billion of its issued and outstanding common stock since the share repurchase program was established in 2018. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Amended Credit Agreement and the Indenture (Note 11).
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
On June 14, 2024, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price (the "June 2024 Agreement"). In relation to this agreement, the Company recorded a share repurchase liability of $62.5 million for 935,907 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the consolidated balance sheet as of December 31, 2024.
On December 17, 2024, the Company entered into a new agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from January 2, 2025 through June 30, 2025, up to an aggregate of $62.5 million, at the same weighted average per share price (the "December 2024 Agreement").
The Company's share repurchase activity for the periods presented was as follows:

	Year ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Shares repurchased in the open market:
Shares repurchased	2,070,660	2,492,883	3,415,044
Average price	$65.34	$53.13	$44.88
Aggregate value (1)(2)	$135,301	$132,437	$153,258
Shares repurchased from Magnus:
Shares repurchased	587,520	3,993,522	699,819
Average price (3)	$63.82	$50.08	$53.59
Aggregate value	$37,498	$200,002	$37,501
Total shares repurchased:
Shares repurchased	2,658,180	6,486,405	4,114,863
Average price	$65.01	$51.25	$46.36
Aggregate value	$172,799	$332,439	$190,759
___________________________________
(1) During each of the years ended December 31, 2024 and 2023, excludes $1.1 million of excise tax on share repurchases which was included in the cost basis of treasury stock acquired.
(2) Includes $1.6 million related to shares repurchased not settled as of December 31, 2022.
(3) In accordance with the share repurchase agreements, shares purchased from Magnus are accrued for at the same weighted average price as those purchased on the open market, as if the purchase from Magnus had occurred on the same day. As such, the average price of Magnus repurchases during any given period will differ from open market repurchases due to the settlement of the previously recorded share repurchase liability, as well as, open market purchases made after the completion of the Magnus Share repurchase agreements.
As of December 31, 2024, the Company had $202.2 million remaining under the current share repurchase authorization including $125.0 million related to the June 2024 Agreement and December 2024 Agreement.
On February 13, 2025, the Company's board of directors authorized the Company to repurchase up to an additional $250.0 million of its issued and outstanding common stock, bringing the total authorization since the share repurchase program was established in 2018 up to $1.25 billion. This program will remain in effect until completed or until terminated by the board of directors.

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
During the years ended December 31, 2024 and 2023, the Company retired 2,658,180 shares and 13,377,991 shares, respectively, of its previously repurchased common stock with an aggregate repurchase price of $173.9 million and $626.1 million, respectively.

17. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (“2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. The 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the 2015 Plan. As of December 31, 2024, the only equity-based awards granted under the 2015 Plan were RSUs and PSUs.
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
Each share issued with respect to RSUs and PSUs granted under the 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. As of December 31, 2024, there were 5,032,886 remaining shares of common stock reserved for issuance under the 2015 Plan of which 2,313,545 remain available for future grants.

A summary of the Company’s RSUs and PSUs as of December 31, 2024, 2023 and 2022 and changes during the years then ended is presented below:

	Number of RSUs	Weighted- Average Fair Value RSUs	Number of PSUs(5)	Weighted- Average Fair Value PSUs
Outstanding as of December 31, 2021	691,373	$33.66	367,067	$32.84
Granted	379,895	43.97	167,611	43.96
Vested (1)	(91,641)	35.39	—	—
Forfeited	(34,932)	37.88	(5,312)	38.86
Outstanding as of December 31, 2022	944,695	$37.48	529,366	$36.30
Granted	476,614	48.10	196,572	48.22
Vested (2)(3)	(528,020)	31.87	(231,809)	25.80
Forfeited	(25,226)	46.85	(13,875)	42.33
Outstanding as of December 31, 2023	868,063	$46.45	480,254	$46.07
Granted	317,753	66.87	156,087	66.77
Vested (3)(4)	(495,068)	46.51	(133,099)	45.36
Forfeited	(22,718)	38.27	(2,275)	56.40
Outstanding as of December 31, 2024	668,030	$56.40	500,967	$52.66
_______________________________________________________________________________
(1)    Included 52,849 shares of common stock related to RSUs that were not delivered as of December 31, 2022. The aggregate fair value of RSUs vested was $4.0 million.
(2) Included 88,760 shares of common stock related to RSUs that were not delivered as of December 31, 2023. The aggregate fair value of RSUs vested was $25.6 million.
(3) Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 133,099 and 231,809 PSUs vested during the year ended December 31, 2024 and 2023, respectively, were entitled to receive 266,198 and 461,568 shares of common stock, respectively. As of December 31, 2024 and 2023, there were 86,770 and 230,089 shares of common stock that had not been delivered in connection with the vesting of these PSUs, respectively. The aggregate fair value of PSUs vested during the year ended December 31, 2024 and 2023, as adjusted for the Company's achievement of the applicable performance metrics, was $17.8 million and $22.5 million, respectively.
(4) Included 54,117 shares of common stock related to RSUs that were not delivered as of December 31, 2024. The aggregate fair value of RSUs vested was $32.2 million.
(5) Number of PSUs assume that 100% of the target level of performance was achieved.
    Compensation expense recorded related to RSUs and PSUs in the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
RSU	$19,146	$17,055	$13,269
PSU	11,190	11,989	10,157
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs granted was $21.3 million and $12.9 million, respectively, as of December 31, 2024 and is expected to be recognized over the related weighted average period of 1.3 years and 1.7 years, respectively.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Year ended		Year ended
	December 31, 2024		December 31, 2023
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	479,760	219,823	474,886	231,580
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(160,291)	(95,814)	(128,912)	(91,843)
Net shares of common stock issued	319,469	124,009	345,974	139,737

Cumulative undelivered shares of common stock	480,608	471,078	462,799	421,331

Compensation Expense
The allocation of share-based compensation expense in the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Cost of goods sold	$1,748	$1,724	$1,457
Selling, general and administrative	27,466	26,182	21,042
Research and development	1,578	1,803	1,584
Total compensation expense before income tax	30,792	29,709	24,083
Income tax benefit	5,416	5,126	4,174
Total compensation expense, net of income tax	$25,376	$24,583	$19,909

18. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments (Note 2), unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 12) and pension and other postretirement adjustments (Note 14).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

(in thousands)	Foreign Currency Translation	Foreign Exchange Derivative Instruments	Interest Rate Swap Derivative Instruments	Pension and Other Postretirement	Accumulated Other Comprehensive Loss, Net of Tax
Balances as of December 31, 2022	$(97,855)	$5,598	$—	$(17,411)	$(109,668)
Other comprehensive income before reclassifications	2,430	4,880	991	6,430	14,731
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(6,982)	(690)	(793)	(8,465)
Tax benefit (expense)	—	433	(74)	(1,306)	(947)
Balances as of December 31, 2023	$(95,425)	$3,929	$227	$(13,080)	$(104,349)
Other comprehensive (loss) income before reclassifications	(28,072)	12,118	575	(10,129)	(25,508)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(11,414)	(872)	(838)	(13,124)
Tax benefit	—	139	72	2,455	2,666
Balances as of December 31, 2024	$(123,497)	$4,772	$2	$(21,592)	$(140,315)

19. Interest Expense, Net and Other Expense, Net
The components of interest expense, net were as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Interest expense	$54,711	$43,630	$14,012
Gain on interest rate swap	(872)	(690)	—
Interest income	(1,202)	(1,652)	(743)
Total interest expense, net	$52,637	$41,288	$13,269
The components of other expense, net were as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Non-service cost component of net periodic benefit cost	$2,998	$3,327	$7,994
Other (income) expense	(1,040)	(910)	835
Total other expense, net	$1,958	$2,417	$8,829

20. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Year ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022

Net income attributable to Acushnet Holdings Corp.	$214,298	$198,429	$199,278

Weighted average number of common shares:
Basic	63,345,806	67,063,933	71,958,879
RSUs	224,058	311,992	354,960
PSUs	78,374	141,180	246,259
Diluted	63,648,238	67,517,105	72,560,098
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$3.38	$2.96	$2.77
Diluted	$3.37	$2.94	$2.75
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the years ended December 31, 2024, 2023 and 2022 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
The following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Year ended December 31,
	2024	2023	2022
RSUs	161,217	66,590	107,497

21. Segment Information
The Company’s operating segments are based on how the CODM, the Company's President and Chief Executive Officer, makes decisions about assessing performance and allocating resources. In the fourth quarter of 2024, the CODM changed how they evaluate the Company’s performance and allocate resources as a result of ongoing strategic convergence between the golf ball and golf club businesses. Concurrently, the Company updated its internal reporting, including the information provided to the CODM and as such, the Company has updated its reportable segments. Following these changes, the Company has three reportable segments: (i) Titleist golf equipment, which includes the previous Titleist golf balls and Titleist golf clubs reportable segments, (ii) FootJoy golf wear and (iii) Golf gear. Titleist golf equipment includes Titleist and Pinnacle branded golf balls; PG Golf recycled golf balls; Titleist branded golf clubs including drivers, fairways, hybrids and irons; Vokey Design wedges; Scotty Cameron putters and Titleist Performance Institute. FootJoy golf wear includes FootJoy branded golf shoes, golf gloves, golf outerwear and golf apparel. Golf gear includes Titleist branded golf bags, headwear, golf gloves, travel gear and other golf accessories, as well as Club Glove travel products and Links & Kings luxury leather golf goods.
The CODM primarily uses segment operating income (loss) to evaluate the effectiveness of business strategies, assess segment operating performance and make decisions regarding costs to incur across the business. Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the operating segments, but excludes certain other costs, such as interest expense, net; restructuring costs; the non-service cost component of net periodic benefit cost; transaction fees; as well as other items that are not allocated to the reportable segments. The CODM does not evaluate a measure of assets when assessing performance.
Results shown for the years ended December 31, 2024, 2023 and 2022 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31, 2024
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$1,507,817	$574,560	$232,141	$2,314,518	$142,573	$2,457,091
Segment expenses:
Cost of goods sold	711,544	352,225	142,870	1,206,639
Advertising and promotion	170,604	50,016	13,259	233,879
Research and development	59,534	4,338	2,218	66,090
Selling, general and administrative	282,408	142,741	45,399	470,548
Other segment items (2)	9,801	221	2,594	12,616
Restructuring costs (Note 23)	—	—	—	—	18,549
Other expenses	—	—	—	—	144,508
Total operating income (loss)	273,926	25,019	25,801	324,746	(20,484)	304,262
Reconciling items:
Interest expense, net						(52,637)
Non-service cost component of net periodic benefit cost						(2,998)
Other						1,040
Total income before income tax						$249,667
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items include identifiable intangible asset amortization expense.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31, 2023
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$1,420,369	$590,039	$222,566	$2,232,974	$149,021	$2,381,995
Segment expenses:
Cost of goods sold	679,226	373,326	143,849	1,196,401
Advertising and promotion	160,464	50,384	12,079	222,927
Research and development	57,118	4,063	1,835	63,016
Selling, general and administrative	262,558	144,234	42,902	449,694
Other segment items (2)	10,196	223	2,384	12,803
Restructuring costs	—	—	—	—	705
Other expenses	—	—	—	—	151,144
Total operating income (loss)	250,807	17,809	19,517	288,133	(2,828)	285,305
Reconciling items:
Interest expense, net						(41,288)
Non-service cost component of net periodic benefit cost						(3,327)
Other						910
Total income before income tax						$241,600
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items include identifiable intangible asset amortization expense.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31, 2022
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$1,288,417	$611,002	$211,895	$2,111,314	$159,022	$2,270,336
Segment expenses:
Cost of goods sold	634,984	372,867	149,304	1,157,155
Advertising and promotion	143,647	48,255	11,171	203,073
Research and development	48,798	3,907	1,792	54,497
Selling, general and administrative	241,130	146,078	40,592	427,800
Other segment items (2)	6,194	224	72	6,490
Other expenses					139,788
Total operating income	213,664	39,671	8,964	262,299	19,234	281,533
Reconciling items:
Interest expense, net						(13,269)
Non-service cost component of net periodic benefit cost						(7,994)
Other						(835)
Total income before income tax						$259,435
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items include identifiable intangible asset amortization expense.

Other segment disclosures are as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Depreciation and amortization
Titleist golf equipment	$39,514	$36,549	$30,316
FootJoy golf wear	7,978	7,613	6,677
Golf gear	5,470	4,410	1,843
Share based compensation
Titleist golf equipment	$19,483	$18,417	$14,703
FootJoy golf wear	7,844	7,633	6,043
Golf gear	2,989	3,003	2,680
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Year ended December 31,
(in thousands)	2024	2023	2022
Net sales
United States	$1,446,785	$1,350,006	$1,227,801
EMEA (1)	320,901	314,655	321,545
Japan	133,979	149,425	161,027
Korea	290,979	301,815	312,655
Rest of World	264,447	266,094	247,308
Total net sales	$2,457,091	$2,381,995	$2,270,336
___________________________________
(1) Europe, the Middle East and Africa (“EMEA”)
Long-lived assets (property, plant and equipment, net) categorized based on their location of domicile are as follows:

	Year ended December 31,
(in thousands)	2024	2023
Long-lived assets
United States	$237,097	$213,827
EMEA	13,964	12,926
Japan	4,961	5,613
Korea	6,981	8,286
Rest of World (1)	62,744	54,691
Total long-lived assets	$325,747	$295,343
___________________________________
(1) Includes manufacturing facilities in Thailand with long-lived assets of $51.1 million and $43.7 million as of December 31, 2024 and 2023, respectively.

22. Commitments and Contingencies
Purchase Obligations
During the normal course of its business, the Company enters into agreements to purchase goods and services, including purchase commitments for advertising (including media placement and production costs), finished goods inventory, capital expenditures and endorsement arrangements with professional golfers.
The Company's purchase obligations as of December 31, 2024 were as follows:

	Payments Due by Period
(in thousands)	2025	2026	2027	2028	2029	Thereafter
Purchase obligations (1)	$298,819	$32,009	$3,245	$2,487	$2,044	$5,198
___________________________________
(1) The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of December 31, 2024.
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
23. Restructuring Costs
During the first quarter of 2024, Lionscore approved a plan to permanently close certain production lines at the VIE's Fujian Fuh Deh Leh (“FDL”) factory in Fuzhou, China, and involuntarily separate certain direct and indirect manufacturing employees, as footwear production volume was shifted to a third-party supplier in Vietnam affiliated with certain of the Company's VIE partners (the "Initial Plan"). The remaining direct and indirect manufacturing employees at FDL continued to service the remaining production lines. During the fourth quarter of 2024, Lionscore approved an additional plan to permanently close the VIE's FDL factory, including all remaining production lines, in the first quarter of 2025 and to shift the remaining footwear production volume to the aforementioned third-party supplier in Vietnam. As a result, the VIE plans to involuntarily separate the remaining employees of the FDL factory (the "FDL Closure Plan").
The activity related to these plans was as follows:

Year ended
(in thousands)	December 31, 2024
Balance at beginning of period	$—
Provision	18,000
Payments	(5,569)
Balance at end of year	$12,431

The provision for involuntary employee termination costs associated with these plans was included in selling, general and administrative on the consolidated statement of operations. There are no further costs expected to be incurred in relation to the Initial Plan. As of December 31, 2024, accrued restructuring costs associated with the FDL Closure Plan were included within accrued expenses and other liabilities on the consolidated balance sheet as they are expected to be paid out within a year. The Company continues to evaluate the impact of the FDL Closure Plan, which may further impact the Company’s financial position, results of operations and its accounting treatment of the VIE in future periods. See Note 2 for further information regarding the VIE.