Form 10-Q
period 2025-03-31
Acushnet Holdings Corp.
filed 2025-05-07
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 58,766,256 shares of common stock outstanding as of May 1, 2025.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
•consumer spending habits and macroeconomic and demographic factors may affect the number of rounds of golf played, the number of golf participants and related spending on golf products;
•U.S. and foreign trade policies, including the assessment of tariffs and other impositions on imported goods;
•changes to the Rules of Golf with respect to equipment;
•our ability to successfully manage the frequent introduction of new products or satisfy changing consumer preferences and quality and regulatory standards;
•our reliance on technical innovation and high-quality products;
•a significant disruption in the operations of our manufacturing, assembly or distribution facilities;
•our ability to procure, and the cost of, raw materials and product components;
•a disruption in the operations of our suppliers;
•currency transaction and translation risk;
•our ability to adequately enforce and protect our intellectual property rights;
•our involvement in lawsuits to protect, defend or enforce our intellectual property rights;
•the risk that our products may infringe the intellectual property rights of others;
•changes to patent laws;
•intense competition and our ability to maintain a competitive advantage in each of our markets;
•limited opportunities for future growth in sales of certain of our products;
•our customers’ financial conditions, levels of business activity and ability to pay their trade obligations;
•a decrease in corporate spending on our custom logo golf balls;
•our ability to maintain and further develop our sales channels;
•consolidation of retailers or concentration of retail market share;
•our ability to maintain and enhance our brands;
•fluctuations of our business and results of operations due to seasonality and product launch cycles;
•risks associated with doing business globally;
•compliance with applicable anti-bribery, anti-money laundering and economic sanctions laws;
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
•our ability to successfully manage the implementation of our new enterprise resource planning platform;
•our ability to maintain our information systems to adequately perform their functions;
•cybersecurity risks;
•our ability to comply with data privacy and security laws;
•the ability of our eCommerce systems to function effectively;
•risks and challenges associated with the development and use of artificial intelligence;
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
•our ability to secure and maintain adequate levels of coverage under our insurance policies;
•product liability, warranty and recall claims;
•litigation and other regulatory proceedings;
•compliance with environmental, health and safety laws and regulations;
•our ability to secure additional capital at all or on terms acceptable to us;
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
•the interests of our controlling shareholder and its affiliates may conflict with other holders of our common stock;
•our status as a controlled company;
•the execution of our share repurchase program and effects thereof;
•our ability to pay dividends;
•dilution from future issuances or sales of our common stock;
•anti-takeover provisions in our organizational documents and Delaware law; and
•other factors discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K and in any other reports we file with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q.
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

3

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash ($0 and $10,647 attributable to the variable interest entity ("VIE"))	$40,599	$53,059
Accounts receivable, net	477,347	218,368
Inventories ($0 and $3,667 attributable to the VIE)	538,141	575,964
Prepaid and other assets	132,843	126,482
Total current assets	1,188,930	973,873
Property, plant and equipment, net ($0 and $8,135 attributable to the VIE)	319,063	325,747
Goodwill ($0 and $32,312 attributable to the VIE)	221,869	220,136
Intangible assets, net	519,711	523,131
Deferred income taxes	30,050	34,306
Other assets ($0 and $1,884 attributable to the VIE)	123,004	103,013
Total assets	$2,402,627	$2,180,206
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$17,345	$10,160
Current portion of long-term debt	751	722
Accounts payable ($0 and $2,400 attributable to the VIE)	187,289	150,322
Accrued taxes	52,022	36,009
Accrued compensation and benefits ($0 and $643 attributable to the VIE)	58,899	95,064
Accrued expenses and other liabilities ($0 and $13,893 attributable to the VIE)	221,889	180,430
Total current liabilities	538,195	472,707
Long-term debt	926,092	753,081
Deferred income taxes	7,990	8,107
Accrued pension and other postretirement benefits	69,754	74,410
Other noncurrent liabilities	76,347	74,737
Total liabilities	1,618,378	1,383,042
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	3,965	4,028
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 60,920,931 and 61,214,541 shares issued	61	61
Additional paid-in capital	778,071	787,725
Accumulated other comprehensive loss, net of tax	(133,852)	(140,315)
Retained earnings	235,141	180,276
Treasury stock, at cost (including 1,476,851 and 935,907 of accrued share repurchases) (Note 10)	(99,137)	(62,500)
Total equity attributable to Acushnet Holdings Corp.	780,284	765,247
Noncontrolling interests	—	27,889
Total shareholders' equity	780,284	793,136
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,402,627	$2,180,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Net sales	$703,372	$707,554
Cost of goods sold	366,210	365,202
Gross profit	337,162	342,352
Operating expenses:
Selling, general and administrative	200,261	201,005
Research and development	18,859	16,453
Intangible amortization	3,495	3,513
Income from operations	114,547	121,381
Interest expense, net	13,815	13,076
Other (income) expense, net	(19,863)	339
Income before income taxes	120,595	107,966
Income tax expense	21,570	23,407
Net income	99,025	84,559
Less: Net loss attributable to noncontrolling interests	347	3,203
Net income attributable to Acushnet Holdings Corp.	$99,372	$87,762

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.62	$1.36
Diluted	1.62	1.35
Weighted average number of common shares:
Basic	61,325,623	64,621,122
Diluted	61,484,788	64,889,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(in thousands)	2025	2024
Net income	$99,025	$84,559
Other comprehensive income (loss):
Foreign currency translation adjustments	8,894	(12,071)
Cash flow derivative instruments:
Unrealized holding (losses) gains arising during period	(2,160)	3,921
Reclassification adjustments included in net income	(414)	(2,998)
Tax benefit (expense)	739	(203)
Cash flow derivative instruments, net	(1,835)	720
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	(645)	(90)
Tax benefit	127	20
Pension and other postretirement benefits adjustments, net	(518)	(70)
Total other comprehensive income (loss)	6,541	(11,421)
Comprehensive income	105,566	73,138
Less: Comprehensive loss attributable to noncontrolling interests	269	3,494
Comprehensive income attributable to Acushnet Holdings Corp.	$105,835	$76,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$99,025	$84,559
Adjustments to reconcile net income to cash flows used in operating activities
Depreciation and amortization	14,277	13,781
Unrealized foreign exchange gain	(2,085)	(350)
Amortization of debt issuance costs	452	431
Share-based compensation	6,941	7,424
Loss on disposals of property, plant and equipment	385	424
Deferred income taxes	4,885	4,541
Gain on deconsolidation of VIE (Note 1)	(20,887)	—
Loss from equity method investment (Note 1)	223	—
Changes in operating assets and liabilities
Accounts receivable	(254,549)	(267,847)
Inventories	42,496	69,891
Accounts payable	35,926	(1,419)
Accrued taxes	14,483	12,340
Other assets and liabilities	(61,826)	(33,291)
Cash flows used in operating activities	(120,254)	(109,516)
Cash flows from investing activities
Additions to property, plant and equipment	(11,263)	(7,275)
Cash flows used in investing activities	(11,263)	(7,275)
Cash flows from financing activities
Proceeds from credit facilities (Note 5)	401,522	436,709
Repayments of credit facilities (Note 5)	(223,230)	(271,829)
Purchases of common stock	(35,683)	(33,322)
Dividends paid on common stock	(14,778)	(14,630)
Payment of employee restricted stock tax withholdings	(9,686)	(15,357)
Cash flows provided by financing activities	118,145	101,571
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	912	(1,493)
Net decrease in cash, cash equivalents and restricted cash	(12,460)	(16,713)
Cash, cash equivalents and restricted cash, beginning of year	53,059	65,435
Cash, cash equivalents and restricted cash, end of period	$40,599	$48,722
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$2,439	$3,923
Additions to right-of-use assets obtained in exchange for operating lease obligations	5,345	3,274
Additions to right-of-use assets obtained in exchange for finance lease obligations	—	434
Dividend equivalents rights ("DERs") declared not paid	506	496
Additions to share repurchase liability (Note 10)	36,637	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2023	63,429	$63	$808,615	$(104,349)	$159,906	$—	$864,235	$38,852	$903,087
Net income (loss)	—	—	—	—	87,762	—	87,762	(3,149)	84,613
Other comprehensive loss	—	—	—	(11,130)	—	—	(11,130)	—	(11,130)
Share-based compensation	—	—	7,260	—	—	—	7,260	—	7,260
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	406	—	(14,934)	—	—	—	(14,934)	—	(14,934)
Purchases of common stock (Note 10)	(547)	—	(6,870)	—	(28,432)	—	(35,302)	—	(35,302)
Dividends and dividend equivalents declared	—	—	—	—	(14,155)	—	(14,155)	—	(14,155)
Balances as of March 31, 2024	63,288	$63	$794,071	$(115,479)	$205,081	$—	$883,736	$35,703	$919,439

Balances as of December 31, 2024	61,215	$61	$787,725	$(140,315)	$180,276	$(62,500)	$765,247	$27,889	$793,136
Net income (loss)	—	—	—	—	99,372	—	99,372	(188)	99,184
Other comprehensive income	—	—	—	6,463	—	—	6,463	—	6,463
Share-based compensation	—	—	6,941	—	—	—	6,941	—	6,941
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	247	—	(9,686)	—	—	—	(9,686)	—	(9,686)
Purchases of common stock (Note 10)	(541)	—	(6,909)	—	(29,931)	—	(36,840)	—	(36,840)
Share repurchase liability (Note 10)	—	—	—	—	—	(36,637)	(36,637)	—	(36,637)
Dividends and dividend equivalents declared	—	—	—	—	(14,576)	—	(14,576)	—	(14,576)
Deconsolidation of VIE (Note 1)	—	—	—	—	—	—	—	(27,701)	(27,701)
Balances as of March 31, 2025	60,921	$61	$778,071	$(133,852)	$235,141	$(99,137)	$780,284	$—	$780,284

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Acushnet Holdings Corp. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These unaudited condensed consolidated financial statements include the accounts of the Company and Acushnet Company, including its wholly-owned subsidiaries and less than wholly-owned subsidiaries, which include VIEs in which Acushnet Company is the primary beneficiary. In addition, investments in entities over which the Company has significant influence but not control are accounted for using the equity method of accounting. The Company conducts substantially all of its business through Acushnet Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the full year ending December 31, 2025, nor were those of the comparable 2024 periods representative of those actually experienced for the full year ended December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2024 included in its Annual Report on Form 10-K filed with the SEC on February 27, 2025.
During the fourth quarter of 2024, the Company changed its accounting principle related to the presentation of costs associated with operating its distribution centers and costs associated with shipping and handling activities. The Company also changed its reportable segments during the fourth quarter of 2024. Prior period amounts have been updated to conform to the current year presentation for these changes.
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
Variable Interest Entities
VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected residual returns. The Company consolidates a VIE when it is the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb expected losses or the right to receive expected benefits from the VIE that could potentially be significant to the VIE. The Company presents separately on its unaudited condensed consolidated balance sheets, to the extent material, the assets of consolidated VIEs that can only be used to settle specific obligations of the consolidated VIEs and the liabilities of consolidated VIEs for which creditors do not have recourse to its general credit.
Prior to January 31, 2025, the Company consolidated the accounts of Acushnet Lionscore Limited (“Lionscore”), a VIE which is 40% owned by the Company. The sole purpose of Lionscore was to manufacture the Company’s footwear and as such, the Company was deemed to be the primary beneficiary. The general creditors of Lionscore do not have recourse to the Company. Certain directors of Lionscore had guaranteed the credit lines of Lionscore, for which there were no outstanding borrowings as of December 31, 2024. In addition, pursuant to the terms of the agreement governing Lionscore, the Company was not required to provide financial support to Lionscore.

During January 2025, Lionscore permanently ceased manufacturing at its Fujian Fuh Deh Leh (“FDL”) factory in Fuzhou, China and all footwear production volume was shifted to a third-party supplier in Vietnam affiliated with the Company's Lionscore joint venture partner. As a result, the Company is no longer the primary beneficiary of Lionscore and has deconsolidated the accounts of Lionscore effective as of January 31, 2025. As such, the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 included one month of activity related to Lionscore prior to the deconsolidation. As of March 31, 2025, the assets and liabilities of Lionscore were no longer included within the Company's unaudited condensed consolidated balance sheet. In addition, any retained equity interest or investment in the former subsidiary is measured at fair value as of the date of deconsolidation. The fair value of the Company's equity interest in Lionscore as of the date of deconsolidation, determined by the appraised value of Lionscore's operating assets, was $14.1 million. In connection with the deconsolidation of Lionscore, the Company recorded a non-cash gain on deconsolidation of $20.9 million during the three months ended March 31, 2025, which was included within other (income) expense, net on the unaudited condensed consolidated statement of operations. Subsequent to the deconsolidation, the Company accounted for its equity ownership interest in Lionscore under the equity method of accounting. See Note 16 for additional information regarding restructuring activities impacting Lionscore prior to deconsolidation.
Equity Method Investments
The Company uses the equity method of accounting for equity investments if the investment enables the Company to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in consolidated net income (loss). The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. An impairment that is other-than-temporary is recognized in the period identified.
For the three months ended March 31, 2025, the Company recorded a $0.2 million loss related to the Lionscore equity-method investment, which was included within other (income) expense, net on the unaudited condensed consolidated statement of operations. The carrying value of the Company's investment in Lionscore was $13.9 million as of March 31, 2025, which was included within other assets on the Company's unaudited condensed consolidated balance sheet. As of March 31, 2025, the Company had outstanding payables to Lionscore of $7.2 million, primarily associated with the purchase of footwear prior to the closure of Lionscore's production lines, which was included within accrued expenses and other liabilities on the Company's unaudited condensed consolidated balance sheet.
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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both March 31, 2025 and December 31, 2024.

Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of March 31, 2025 and December 31, 2024, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.2 million and $1.6 million, respectively.
Foreign Currency Transactions
Foreign currency transaction gains (losses) included in selling, general and administrative expenses were gains of $1.4 million and losses of $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Recently Issued Accounting Standards
Income Taxes
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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
The activity related to the allowance for credit losses was as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$7,238	$8,840
(Decrease) increase in provision for expected credit losses	(920)	312
Amount of receivables recovered (written off)	91	(196)
Foreign currency translation	124	(93)
Balance at end of period	$6,533	$8,863
3. Inventories
The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Raw materials and supplies	$131,842	$137,150
Work-in-process	29,978	33,549
Finished goods	376,321	405,265
Inventories	$538,141	$575,964

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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$4,980	$4,997
Provision	1,441	1,537
Claims paid/costs incurred	(1,266)	(1,296)
Foreign currency translation	35	(56)
Balance at end of period	$5,190	$5,182

5. Debt and Financing Arrangements
Credit Facility
The Company's credit agreement, dated as of December 23, 2019 (as subsequently amended on July 3, 2020, August 2, 2022 and May 2, 2024 (the "Amended Credit Agreement")), provides for a $950.0 million multi-currency revolving credit facility, due to mature on August 2, 2027.
The Amended Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The Amended Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2025, the Company was in compliance with all covenants under its Amended Credit Agreement.
As of March 31, 2025 and December 31, 2024, there were $577.6 million and $404.7 million, respectively, in outstanding borrowings under the Company's multi-currency revolving credit facility, with a weighted average interest rate of 5.48% and 5.51%, respectively. As of March 31, 2025, the Company had available borrowings under its multi-currency revolving credit facility of $369.5 million after giving effect to $2.9 million of outstanding letters of credit.
Senior Unsecured Notes
As of March 31, 2025 and December 31, 2024, Acushnet Company had 7.375% senior unsecured notes due 2028 (the "Notes") outstanding in the aggregate principal balance of $350.0 million. The fair value of the Notes, based on third-party quotes (Level 2), as of March 31, 2025 and December 31, 2024 was $362.3 million and $362.1 million, respectively.
The Notes bear interest at a stated interest rate of 7.375% (an effective interest rate of 7.813%) per year, with interest payable semi-annually on April 15 and October 15 of each year. Accrued interest related to the Notes of $11.8 million and $5.6 million was included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
The indenture that governs the Notes (the "Indenture") contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2025, the Company was in compliance with all covenants under the Indenture.

Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the unaudited condensed consolidated balance sheets with the proceeds and repayments presented on a gross basis in the unaudited condensed consolidated statements of cash flows. There were $17.3 million and $10.2 million in outstanding borrowings under the Company's local credit facilities as of March 31, 2025 and December 31, 2024, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.81% and 0.61% as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the Company had available borrowings remaining under these local credit facilities of $38.6 million.
Letters of Credit
As of March 31, 2025 and December 31, 2024, there were outstanding letters of credit related to agreements, including the Amended Credit Agreement, totaling $5.9 million and $5.7 million, respectively, of which $2.9 million was secured as of both March 31, 2025 and December 31, 2024. These agreements provided a maximum commitment for letters of credit of $58.8 million as of March 31, 2025.

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won, the Australian dollar and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of March 31, 2025 and December 31, 2024 was $206.2 million and $192.2 million, respectively.
Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of March 31, 2025, there were no outstanding interest rate swap contracts. As of December 31, 2024, the notional value of the Company's outstanding interest rate swap contracts was $100.0 million.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		March 31,	December 31,
Balance Sheet Location	Hedge Instrument Type	2025	2024
Prepaid and other assets	Foreign exchange forward	$3,968	$8,135
	Interest rate swap	—	4
Accrued expenses and other liabilities	Foreign exchange forward	1,704	251
	Interest rate swap	—	1

The hedge instrument (losses) gains recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended
	March 31,
(in thousands)	2025	2024
Type of hedge
Foreign exchange forward	$(2,160)	$3,342
Interest rate swap	—	579
Total	$(2,160)	$3,921
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $4.6 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.
The hedge instrument (losses) gains recognized on the unaudited condensed consolidated statements of operations were as follows:

	Three months ended
	March 31,
(in thousands)	2025	2024
Location of (losses) gains in statements of operations
Foreign exchange forward:
Cost of goods sold	$411	$2,738
Selling, general and administrative (1)	(960)	723
Total	$(549)	$3,461

Interest Rate Swap:
Interest expense, net	$3	$260
Total	$3	$260
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 were as follows:

	Fair Value Measurements as of
	March 31, 2025 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$2,520	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	3,968	—	Prepaid and other assets
Deferred compensation program assets	600	—	—	Other assets
Total assets	$3,120	$3,968	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,704	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	600	—	—	Other noncurrent liabilities
Total liabilities	$600	$1,704	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows:

	Fair Value Measurements as of
	December 31, 2024 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,150	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	8,135	—	Prepaid and other assets
Interest rate derivative instruments	—	4	—	Prepaid and other assets
Deferred compensation program assets	633	—	—	Other assets
Total assets	$3,783	$8,139	$—
Liabilities
Foreign exchange derivative instruments	$—	$251	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	633	—	—	Other noncurrent liabilities
Total liabilities	$633	$252	$—
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
(in thousands)	2025	2024	2025	2024
Components of net periodic benefit cost (credit)
Service cost	$1,279	$1,325	$90	$91
Interest cost	2,892	2,703	143	133
Expected return on plan assets	(2,017)	(1,838)	—	—
Amortization of net loss (gain)	67	58	(237)	(269)
Amortization of prior service cost (credit)	22	23	(1)	(34)
Net periodic benefit cost (credit)	$2,243	$2,271	$(5)	$(79)
The non-service cost components of net periodic benefit cost (credit) are included in other (income) expense, net in the unaudited condensed consolidated statements of operations.
9. Income Taxes
Income tax expense decreased by $1.8 million to $21.6 million for the three months ended March 31, 2025 compared to $23.4 million for the three months ended March 31, 2024. The Company’s effective income tax rate ("ETR") was 17.9% for the three months ended March 31, 2025 compared to 21.7% for the three months ended March 31, 2024.
The ETR for the three months ended March 31, 2025 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income, state income taxes and the Company's jurisdictional mix of earnings. The ETR for the three months ended March 31, 2024 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income, state income taxes and the Company's jurisdictional mix of earnings, partially offset by the impact of the U.S. deduction for foreign-derived intangible income and federal and state tax credits.
10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2025:
First Quarter	$0.235	$14,576
Total dividends declared in 2025	$0.235	$14,576

2024:
Fourth Quarter	$0.215	$13,476
Third Quarter	0.215	13,787
Second Quarter	0.215	13,873
First Quarter	0.215	14,155
Total dividends declared in 2024	$0.860	$55,291
During the second quarter of 2025, the Company's board of directors declared a dividend of $0.235 per share of common stock to shareholders of record as of June 6, 2025 and payable on June 20, 2025.

Share Repurchase Program
As of March 31, 2025, the board of directors had authorized the Company to repurchase up to $1.25 billion of its issued and outstanding common stock since the share repurchase program was established in 2018. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Amended Credit Agreement and the Indenture (Note 5). This program may be extended or otherwise modified by the board of directors at any time and will remain in effect until completed or until terminated by the board of directors.
On March 14, 2024, the Company entered into an agreement with Magnus Holdings Co., Ltd. ("Magnus"), to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from April 1, 2024 through June 28, 2024, up to an aggregate of $37.5 million, at the same weighted average per share price (the "March 2024 Agreement"). On July 10, 2024, the Company purchased 587,520 shares of its common stock from Magnus for an aggregate of $37.5 million in satisfaction of its obligation under the March 2024 Agreement.
On June 14, 2024, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price (the "June 2024 Agreement"). In relation to this agreement, the Company recognized a share repurchase liability of $62.5 million for 935,907 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.
On December 17, 2024, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from January 2, 2025 through June 30, 2025, up to an aggregate of $62.5 million, at the same weighted average per share price (the "December 2024 Agreement"). In relation to this agreement, the Company recognized an additional share repurchase liability of $36.6 million for 540,944 shares of common stock, bringing the total share repurchase liability included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheet as of March 31, 2025 to $99.1 million for 1,476,851 shares.
The Company's share repurchase activity for the periods presented was as follows:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Shares repurchased in the open market:
Shares repurchased	540,944	547,233
Average price	$67.73	$64.51
Aggregate value (1)	$36,637	$35,302
Total shares repurchased:
Shares repurchased	540,944	547,233
Average price	$67.73	$64.51
Aggregate value	$36,637	$35,302
___________________________________
(1) Includes $1.0 million and $2.0 million related to shares repurchased not settled as of the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company had $415.5 million remaining under the current share repurchase authorization, of which $62.5 million was utilized by the Company on April 10, 2025, to repurchase 935,907 shares of its common stock from Magnus in satisfaction of its obligations under the June 2024 Agreement.

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
As of March 31, 2025, the Company presented as retired 540,944 shares of its repurchased common stock with an aggregate value of $36.6 million, including $0.2 million of excise tax on the shares repurchased, which the company intends to formally retire in 2025.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (the “2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. As of March 31, 2025, the only equity-based awards granted under the 2015 Plan were RSUs and PSUs.
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
All RSUs and PSUs granted under the 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.
A summary of the Company’s RSUs and PSUs as of March 31, 2025 and changes during the three months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2024	668,030	$56.40	500,967	$52.66
Granted	309,497	68.21	165,248	68.21
Vested (1)(2)	(310,309)	52.77	(151,848)	43.96
Forfeited	(1,583)	59.94	(528)	59.95
Outstanding as of March 31, 2025	665,635	$63.58	513,839	$60.23

_______________________________________________________________________________
(1)    Includes 36,934 shares of common stock related to RSUs that were not delivered as of March 31, 2025.
(2)    Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 151,848 PSUs that vested during the three months ended March 31, 2025, were entitled to receive 196,795 shares of common stock. As of March 31, 2025, there were 75,693 shares of common stock that had not been delivered in connection with the vesting of these PSUs.
(3)    Number of PSUs reflects 100% of the target level grant and may not be indicative of the performance level expected to be achieved.

Compensation expense recorded related to the Company's RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2025	2024
RSUs	$5,032	$4,496
PSUs	1,909	2,764
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $37.3 million and $20.6 million, respectively, as of March 31, 2025, and is expected to be recognized over the related weighted average period of 1.6 years and 2.2 years, respectively.
A summary of shares of common stock issued related to the 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Three months ended		Three months ended
	March 31, 2025		March 31, 2024
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	273,390	121,102	418,829	219,831
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(93,949)	(53,209)	(137,107)	(95,814)
Net shares of common stock issued	179,441	67,893	281,722	124,017

Cumulative undelivered shares of common stock	517,542	546,789	485,027	471,078
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2025	2024
Cost of goods sold	$473	$429
Selling, general and administrative	6,070	6,563
Research and development	398	432
Total compensation expense before income tax	6,941	7,424
Income tax benefit	1,407	1,672
Total compensation expense, net of income tax	$5,534	$5,752
12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign	Interest		Accumulated
	Foreign	Exchange	Rate Swap	Pension and	Other
	Currency	Derivative	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2024	$(123,497)	$4,772	$2	$(21,592)	$(140,315)
Other comprehensive income (loss) before reclassifications	8,798	(2,160)	—	(478)	6,160
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(411)	(3)	(149)	(563)
Tax benefit	—	738	1	127	866
Balance as of March 31, 2025	$(114,699)	$2,939	$—	$(22,092)	$(133,852)

13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2025	2024

Net income attributable to Acushnet Holdings Corp.	$99,372	$87,762

Weighted average number of common shares:
Basic	61,325,623	64,621,122
RSUs	159,165	268,052
Diluted	61,484,788	64,889,174

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.62	$1.36
Diluted	$1.62	$1.35
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three months ended March 31, 2025 and 2024 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended
	March 31,
	2025	2024
RSUs	248,808	223,717
14. Segment Information
The Company’s operating segments are based on how the Chief Operating Decision Maker ("CODM"), the Company's President and Chief Executive Officer, makes decisions about assessing performance and allocating resources. The Company currently has three reportable segments: (i) Titleist golf equipment, (ii) FootJoy golf wear and (iii) Golf gear.
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
Results shown for the three months ended March 31, 2025 and 2024 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended March 31, 2025
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$421,092	$178,436	$70,963	$670,491	$32,881	$703,372
Segment expenses:
Cost of goods sold	206,524	104,232	40,824	351,580
Advertising and promotion	44,659	13,397	3,401	61,457
Research and development	16,344	1,310	675	18,329
Selling, general and administrative	75,269	34,927	11,649	121,845
Other segment items (2)	2,448	55	648	3,151
Other expenses	—	—	—	—	32,463
Total operating income	75,848	24,515	13,766	114,129	418	114,547
Reconciling items:
Interest expense, net						(13,815)
Non-service cost component of net periodic benefit cost						(869)
Other (3)						20,732
Total income before income tax						$120,595
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items primarily includes identifiable intangible asset amortization expense.
(3) Other includes a non-cash gain on deconsolidation of $20.9 million related to Lionscore (Note 1).
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended March 31, 2024
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$411,873	$191,066	$69,513	$672,452	$35,102	$707,554
Segment expenses:
Cost of goods sold	192,132	112,940	43,956	349,028
Advertising and promotion	39,341	13,662	3,058	56,061
Research and development	14,382	1,035	595	16,012
Selling, general and administrative	71,804	36,448	11,629	119,881
Other segment items (2)	2,451	55	649	3,155
Restructuring costs (Note 16)	—	—	—	—	6,967
Other expenses	—	—	—	—	35,069
Total operating income (loss)	91,763	26,926	9,626	128,315	(6,934)	121,381
Reconciling items:
Interest expense, net						(13,076)
Non-service cost component of net periodic benefit cost						(776)
Other						437
Total income before income tax						$107,966
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items primarily includes identifiable intangible asset amortization expense.

Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended March 31,
(in thousands)	2025	2024
United States	$424,209	$418,243
EMEA (1)	103,869	101,679
Japan	35,232	37,150
Korea	66,218	75,251
Rest of World	73,844	75,231
Total net sales	$703,372	$707,554
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
16. Restructuring Costs
During the first quarter of 2024, Lionscore approved a plan to permanently close certain production lines at its FDL factory in Fuzhou, China and involuntarily separate certain direct and indirect manufacturing employees, as footwear production volume was shifted to a third-party supplier in Vietnam affiliated with the Company's Lionscore joint venture partner. The remaining direct and indirect manufacturing employees at the FDL factory continued to service the remaining production lines. During the fourth quarter of 2024, Lionscore approved an additional plan to permanently cease manufacturing at the FDL factory, including all remaining production lines, in the first quarter of 2025 and to shift the remaining footwear production volume to the aforementioned third-party supplier in Vietnam. As a result, Lionscore involuntarily separated substantially all of the remaining employees of the FDL factory during the first quarter of 2025.
The activity related to these plans was as follows:

(in thousands)	Three months ended March 31,
	2025	2024
Balance at beginning of period	$12,431	$—
Provision	—	6,967
Payments	(5,439)	(4,720)
Deconsolidation of VIE (Note 1)	(6,992)	—
Balance at end of period	$—	$2,247
The provision for involuntary employee termination costs associated with these plans was included in selling, general and administrative on the unaudited condensed consolidated statement of operations. There are no further costs expected to be incurred in relation to these restructuring plans. The liabilities for involuntary employee termination costs associated with these plans were included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet as of December 31, 2024. See Note 1 for further information.

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
Our net sales are diversified by both product category and mix, as well as geography. Our product categories include golf balls, golf clubs, wedges and putters, golf shoes, golf gloves, golf gear and golf and ski outerwear and apparel. Our product portfolio contains a favorable mix of consumable products, which we consider to be golf balls and golf gloves, and more durable products, which we consider to be golf clubs, golf shoes, golf gear and golf outerwear and apparel. Our net sales are also diversified by geography with a substantial majority of our net sales generated in five countries: the United States, Japan, Korea, the United Kingdom and Canada. We have the following reportable segments: (i) Titleist golf equipment, (ii) FootJoy golf wear and (iii) Golf gear.
Recent Developments
FootJoy Footwear Joint Venture Deconsolidation: As previously disclosed, until 2024, the majority of our FootJoy footwear was manufactured in a facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest, with the remaining 60% owned by our long-standing Taiwan-based supply partner. During 2024, FootJoy shifted footwear production volume from Fuzhou, China to a third-party facility located in Long An Province, Vietnam, which is operated by an affiliate of the same Taiwan-based supply partner. The joint venture ceased production at its Fuzhou, China facility in January 2025 and FootJoy currently contracts to manufacture substantially all of its footwear at the third-party owned Vietnam manufacturing facility. As a result of shifting our footwear manufacturing from the joint venture's Fuzhou, China facility, we are no longer the primary beneficiary of the joint venture and have deconsolidated the accounts of the joint venture from our unaudited condensed consolidated financial statements. As of March 31, 2025, we account for our investment in the joint venture under the equity method of accounting. As a result of this deconsolidation, we recognized a non-cash gain of $20.9 million during the three months ended March 31, 2025, and currently expect the investment may generate net losses in future periods. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies,” Item 1 of Part I to this report.

Tariffs and Foreign Exchange: In April 2025, the U.S. government announced a baseline universal tariff of 10% on virtually all products imported into the United States, as well as additional individualized tariffs on products imported from select trading partners, including Canada, China, Mexico, Thailand and Vietnam. As a result, we are incurring new tariff costs in connection with imports from every country from which we import raw materials, component parts and finished goods, and increased U.S. tariffs have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may further affect the costs of our imported raw materials, components parts and finished goods and increase market volatility and currency exchange rate fluctuations. We continue to monitor the economic effects of these developments and evaluate opportunities to mitigate their related impacts. See “Risk Factors,” Item 1A of Part II to this report, for additional information.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended
	March 31,
(in thousands)	2025	2024
Net sales	$703,372	$707,554
Cost of goods sold	366,210	365,202
Gross profit	337,162	342,352
Operating expenses:
Selling, general and administrative	200,261	201,005
Research and development	18,859	16,453
Intangible amortization	3,495	3,513
Income from operations	114,547	121,381
Interest expense, net	13,815	13,076
Other (income) expense, net	(19,863)	339
Income before income taxes	120,595	107,966
Income tax expense	21,570	23,407
Net income	99,025	84,559
Less: Net loss attributable to noncontrolling interests	347	3,203
Net income attributable to Acushnet Holdings Corp.	$99,372	$87,762
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$99,372	$87,762
Interest expense, net	13,815	13,076
Income tax expense	21,570	23,407
Depreciation and amortization	14,277	13,781
Share-based compensation	6,941	7,424
Restructuring costs (1)	53	6,967
Transformation costs (2)	3,158	3,825
Other (3)	(19,983)	652
Net loss attributable to noncontrolling interests	(347)	(3,203)
Adjusted EBITDA	$138,856	$153,691
Adjusted EBITDA margin	19.7%	21.7%
________________________
(1) For the three months ended March 31, 2024, includes $7.0 million related to the optimization of our supply chain.
(2) For the three months ended March 31, 2025 and 2024, includes $2.6 million and $3.1 million, respectively, related to the optimization of our information technology systems.
(3) For the three months ended March 31, 2025, includes a non-cash gain of $20.9 million related to the FootJoy footwear joint venture deconsolidation and $0.8 million related to the amortization of capitalized implementation costs for cloud computing arrangements. In addition, the three months ended March 31, 2025 and 2024 include other gains, losses or costs added back for purposes of calculating Adjusted EBITDA as defined in our credit agreement.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
Golf balls	$213.3	$208.0	$5.3	2.5%	$8.3	4.0%
Golf clubs	207.8	203.9	3.9	1.9%	7.2	3.5%
Titleist golf equipment	421.1	411.9	9.2	2.2%	15.5	3.8%
FootJoy golf wear	178.4	191.1	(12.7)	(6.6)%	(9.4)	(4.9)%
Golf gear	71.0	69.5	1.5	2.2%	2.7	3.9%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
United States	$424.2	$418.2	$6.0	1.4%	$6.0	1.4%
EMEA (1)	103.9	101.7	2.2	2.2%	4.5	4.4%
Japan	35.2	37.2	(2.0)	(5.4)%	(0.9)	(2.4)%
Korea	66.2	75.3	(9.1)	(12.1)%	(2.9)	(3.9)%
Rest of World	73.9	75.2	(1.3)	(1.7)%	1.5	2.0%
Total net sales	$703.4	$707.6	$(4.2)	(0.6)%	$8.2	1.2%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa ("EMEA")
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	March 31,		Increase/(Decrease)
Segment operating income	2025	2024	$ change	% change
Titleist golf equipment	75.8	91.8	(16.0)	(17.4)%
FootJoy golf wear	24.5	26.9	(2.4)	(8.9)%
Golf gear	13.8	9.6	4.2	43.8%
Net Sales
For the three months ended March 31, 2025, net sales decreased 0.6%, or increased 1.2% on a constant currency basis, compared to the three months ended March 31, 2024. The increase in constant currency was primarily driven by higher net sales in Titleist golf equipment, primarily due to higher sales volumes in golf balls and higher average selling prices in golf clubs, as well as higher average selling prices in Golf gear. These increases were partially offset by lower sales volumes in FootJoy golf wear in the footwear and apparel categories.
The increase in net sales in the United States was primarily due to an increase in Titleist golf equipment of $10.3 million, partially offset by a decrease in FootJoy golf wear of $5.7 million. The increase in Titleist golf equipment was primarily driven by higher sales volumes of our GT drivers, hybrids and fairways and Scotty Cameron Studio Style putters as well as higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls. These increases were partially offset by lower sales volumes of second model year wedges, irons and performance model golf balls. The decrease in FootJoy golf wear was primarily due to lower sales volumes, partially offset by higher average selling prices across all product categories.
Net sales in regions outside the United States decreased 3.5%, or increased 0.8% on a constant currency basis. Net sales increases in EMEA and Rest of World were partially offset by decreases in Korea and Japan, on a constant currency basis. In EMEA, the increase was due to higher net sales across all product segments, primarily in Titleist golf equipment and Golf gear. In Rest of World, the increase was primarily due to higher net sales in Titleist golf equipment. In Korea, the decrease was primarily due to lower net sales in FootJoy golf wear, primarily footwear, and products that are not allocated to one of our three reportable segments, partially offset by higher net sales in Titleist golf equipment. In Japan, the decrease was primarily due to lower net sales in FootJoy golf wear, primarily footwear.
Gross Profit
Gross profit decreased $5.2 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Gross margin decreased to 47.9% for the three months ended March 31, 2025 compared to 48.4% for the three months ended March 31, 2024. The decrease in gross profit was primarily the result of decreases in Titleist golf equipment of $5.2 million and FootJoy golf wear of $3.9 million. The decrease in Titleist golf equipment was primarily due to higher manufacturing costs, partially offset by the impact of the net sales increase discussed previously. The decrease in FootJoy golf wear was primarily due to the sales volume changes discussed previously. These decreases were partially offset by an increase in Golf gear of $4.6 million, primarily due to higher average selling prices and lower distribution costs. A decrease in gross profit of products not allocated to one of our three reportable segments also contributed to the change in gross profit. The decrease in gross margin was primarily driven by lower gross margin in Titleist golf equipment, primarily due to higher manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased $0.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as increases in advertising and promotion expenses of $6.1 million and increases in selling expense of $2.0 million were more than offset by decreases in other expenses, primarily a $6.9 million decrease in restructuring costs. These changes in SG&A expenses include the favorable impact of changes in foreign currency exchange rates. The increase in advertising and promotion expenses was primarily in Titleist golf equipment to support new product launches. The increase in selling expense was primarily due to Titleist golf equipment fitting network investments, partially offset by lower retail commission expense in Korea.
Research and Development
Research and development expenses increased $2.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily as a result of additional employee-related expenses to support next generation product introductions.
Interest Expense, net
Interest expense, net increased $0.7 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in borrowings, partially offset by a decrease in interest rates.
Other (Income) Expense, net
Other income, net increased $20.2 million for the three months ended March 31, 2025 compared to other expense, net of $0.3 million for the three months ended March 31, 2024, primarily due to a non-cash gain of $20.9 million related to the FootJoy footwear joint venture deconsolidation.
Income Tax Expense
Income tax expense decreased $1.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Our effective income tax rate (“ETR”) was 17.9% for the three months ended March 31, 2025 compared to 21.7% for the three months ended March 31, 2024. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings.

Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 2.2%, or 3.8% on a constant currency basis, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by higher sales volumes of our latest generation Pro V1 and Pro V1x golf balls and higher average selling prices in golf clubs. In addition, higher sales volumes of our GT drivers and fairways launched in the third quarter of 2024 and GT hybrids and Scotty Cameron Studio Style putters launched in the first quarter of 2025 were more than offset by lower sales volumes of second model year wedges, irons and performance model golf balls.
Operating income in our Titleist golf equipment segment decreased $16.0 million, or 17.4% compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $10.7 million and lower gross profit of $5.2 million. The decrease in gross profit was primarily due to higher manufacturing costs, partially offset by the net sales increase discussed previously. Higher operating expenses were primarily a result of increases of $5.3 million in advertising and promotion expenses, $2.7 million in selling expense and $2.0 million in research and development expense.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 6.6%, or 4.9% on a constant currency basis, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower sales volumes in footwear and apparel, partially offset by higher average selling prices in golf gloves.
Operating income in our FootJoy golf wear segment decreased $2.4 million, or 8.9% compared to the prior year period. The decrease in operating income resulted from lower gross profit of $3.9 million, partially offset by lower operating expenses of $1.5 million. Gross profit decreased primarily as a result of the sales volume decrease discussed previously, partially offset by higher average selling prices in golf gloves. Lower operating expenses were primarily a result of a decrease of $1.0 million in selling expense, primarily due to lower retail commission expense in Korea.
Golf Gear Segment
Net sales in our Golf gear segment increased 2.2%, or 3.9% on a constant currency basis, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by higher average selling prices across all product categories, partially offset by lower sales volumes in golf bags.
Operating income in our Golf gear segment increased $4.2 million, or 43.8% compared to the prior year period. The increase in operating income resulted from higher gross profit of $4.6 million. The increase in gross profit was largely due to higher average selling prices and lower distribution costs discussed previously.
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
As of March 31, 2025, we had $39.4 million of unrestricted cash and cash equivalents. As of March 31, 2025, 92.0% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost-effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
Macroeconomic factors could impact our results of operations in ways we cannot currently predict. Nonetheless, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our multi-currency revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including current and future economic trends and conditions, demand for our products, availability and cost of our raw materials and components, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2024. See “Risk Factors,” Item 1A of Part II to this report for additional information regarding risks associated with U.S. and foreign trade policies.
Debt and Financing Arrangements
As of March 31, 2025, we had $369.5 million of availability under our multi-currency revolving credit facility after giving effect to $2.9 million of outstanding letters of credit. Additionally, we had $38.6 million available under certain local credit facilities of our subsidiaries.
The credit agreement governing our multi-currency revolving credit facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. This credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2025, we were in compliance with all covenants under our credit agreement.
The indenture governing our senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of March 31, 2025, we were in compliance with all covenants under the indenture.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 – Debt and Financing Arrangements,” Item 1 of Part I to this report and “Notes to Consolidated Financial Statements – Note 11 – Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of our debt and financing arrangements. Additionally, see “Risk Factors – Risks Related to Our Indebtedness” as described in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion surrounding the risks and uncertainties related to our debt and financing arrangements.
Dividends and Share Repurchase Program
During the three months ended March 31, 2025, we paid dividends on our common stock of $14.8 million to our shareholders. During the second quarter of 2025, our board of directors declared a dividend of $0.235 per share of common stock to shareholders of record as of June 6, 2025 and payable on June 20, 2025.
As of March 31, 2025, our board of directors had authorized us to repurchase up to an aggregate of $1.25 billion of our issued and outstanding common stock.
During the three months ended March 31, 2025, we repurchased 540,944 shares of common stock on the open market at an average price of $67.73 for an aggregate of $36.6 million. As of March 31, 2025, we recognized a liability of $99.1 million to purchase an additional 1,476,851 shares of common stock related to our previously disclosed share repurchase agreements with Magnus Holdings Co., Ltd. ("Magnus"). As of March 31, 2025, we had $415.5 million remaining under the current share repurchase authorization, of which $62.5 million was utilized by the Company on April 10, 2025, to repurchase 935,907 shares of our common stock from Magnus in satisfaction of our obligations under one of our previously disclosed share repurchase agreements.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I to this report for a description of our share repurchase program and our share repurchase agreements.

Capital Expenditures and Other Investments
During the three months ended March 31, 2025, we invested $11.3 million for capital expenditures. Capital expenditures for the full year are expected to be approximately $85.0 million, although actual amounts may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities, as well as investments in facilities to support our global strategic initiatives.
In addition, during the three months ended March 31, 2025, we invested $8.0 million in capitalized implementation costs associated with the implementation of a new global cloud-based enterprise resource planning ("ERP") platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. We expect to invest approximately $15.0 million to $20.0 million in capitalized implementation costs associated with this global ERP platform for the full year.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2025	2024
Cash flows from:
Operating activities	$(120,254)	$(109,516)
Investing activities	(11,263)	(7,275)
Financing activities	118,145	101,571
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	912	(1,493)
Net decrease in cash, cash equivalents and restricted cash	$(12,460)	$(16,713)
Cash Flows from Operating Activities
The increase in cash used in operating activities was primarily driven by a decrease in income from operations and an increase in cash used to fund working capital. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The increase in cash used in investing activities was primarily driven by changes in capital expenditures.
Cash Flows from Financing Activities
The increase in cash provided by financing activities was primarily driven by an increase in net proceeds from credit facilities, as well as a decrease in payments of employee restricted stock tax withholdings, offset in part by an increase in purchases of common stock.
Contractual Obligations and Off-Balance Sheet Arrangements
During the normal course of business, we enter into agreements to purchase goods and services, including purchase commitments for advertising (including media placement and production costs), finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. There have been no material changes to these purchase commitments since the year ended December 31, 2024.
As of March 31, 2025, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Issued Accounting Standards
We have reviewed all recently issued accounting standards and have determined that, other than as disclosed in "Notes to Unaudited Condensed Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies," Item 1 of Part I to this report, such accounting standards will not have a significant impact on our consolidated financial statements or otherwise do not apply to our operations.
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
In addition, we are subject to broader market risk that is created by the global market disruptions and uncertainties resulting from macroeconomic challenges, geopolitical events, tariffs, trade and other international disputes. See “Risk Factors,” Item 1A of Part II to this report, for additional information regarding risks associated with U.S. and foreign trade policies.
Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in "Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 – Debt and Financing Arrangements,” Item 1 of Part I, to this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index. Increases in interest rates may reduce our net income by increasing the cost of our debt.
From time to time, we enter into interest rate swap contracts to reduce our interest rate risk related to floating rate debt. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of March 31, 2025, there were no interest rate swap contracts outstanding. See "Notes to Unaudited Condensed Consolidated Financial Statements – Note 6 – Derivative Financial Instruments," Item 1 of Part I, to this report for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of March 31, 2025, we had $597.6 million of outstanding indebtedness at variable interest rates. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of March 31, 2025 would have resulted in an increase of $6.0 million in our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
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

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at March 31, 2025 was $206.2 million, representing a net settlement asset of $2.3 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of March 31, 2025, while not predictive in nature, indicated that the net settlement asset of $2.3 million would decrease by $16.8 million resulting in a net settlement liability of $14.5 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
Impact of Inflation
Our results of operations and financial condition are presented based on historical cost, and inflation in the cost of our products, overhead costs or wage rates may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe that inflation in the form of increased raw materials and other input costs, including inbound freight and wage rates, has at times impacted our business, results of operations, financial position and cash flows. In the future, sustained and higher inflationary environments, including increased raw material and other input costs, could materially impact our business, results of operations, financial position and cash flows.
ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the fiscal quarter ended March 31, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.      Legal Proceedings
We are party to lawsuits associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.

ITEM 1A.      Risk Factors
You should carefully consider each of the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the other information set forth in this report. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2024, except as indicated below.

U.S. and foreign trade policies, including the assessment of tariffs and other impositions on imported goods, may have a material adverse effect on our business, financial condition and results of operations.
On April 2, 2025, the U.S. government announced a broad range of new tariffs on virtually all imports into the United States, including a baseline tariff of 10% on products imported from most countries, a tariff of 25% on products imported from Canada and Mexico and additional individualized tariffs on the countries with which the United States has the largest trade deficits, including a 36% tariff on products imported from Thailand, where we manufacture all of our golf gloves and a significant amount of our golf balls, and a 46% tariff on products imported from Vietnam, where we contract to manufacture substantially all of our footwear and a significant amount of our golf gear and apparel. The U.S. government also announced a tariff of 145% on products imported from China, where we source a significant portion of our golf club components and apparel. On April 9, 2025, the U.S. government announced that a significant portion of the new tariffs for most countries, with the exception of China, would be paused and most other tariffs lowered to 10% for 90 days. These actions are impacting bilateral trade relations, with many U.S. trading partners imposing or publicly considering retaliatory tariffs on U.S. imports. Although the tariff policy environment has been and is expected to continue to be dynamic, and the ultimate impact of any tariffs will depend on the magnitude and duration of the tariffs and the countries impacted, we are already incurring new tariff costs in connection with imports from every country from which we import raw materials, component parts and finished goods. If we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, sourcing arrangements or other measures, our business, financial condition and results of operations could be materially adversely affected.
Additionally, U.S. policy changes and uncertainty about such changes may increase market volatility and currency exchange rate fluctuations. As part of our foreign currency exchange rate hedging strategy, we have and expect to continue to execute forward contracts to protect against adverse changes in foreign currency exchange rates and to mitigate foreign currency transaction risk. However, our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could materially adversely affect our business, financial condition and or results of operations. See “Our operations are conducted worldwide and our results of operations are subject to currency transaction and translation risks that could materially adversely affect our business, financial condition and results of operations” and “We have significant international operations and are exposed to risks associated with doing business globally,” Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the first quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)(2) (in thousands)
January 1, 2025 - January 31, 2025	153,000	$70.71	153,000	$191,360
February 1, 2025 - February 28, 2025	151,543	66.10	151,543	431,343
March 1, 2025 - March 31, 2025	236,401	66.85	236,401	415,540
Total	540,944	$67.73	540,944

_______________________________________________________________________________
(1)    On February 13, 2025, our board of directors authorized us to repurchase up to an additional $250.0 million of our issued and outstanding common stock under our share repurchase program, bringing the total authorization up to $1.25 billion since the program was established in June 2018.
(2)    In relation to the previously disclosed share repurchase agreements with Magnus, we recognized a liability of $99.1 million to purchase an additional 1,476,851 shares of common stock as of March 31, 2025. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I to this report for a description of our share repurchase program and our share repurchase agreements.
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

ACUSHNET HOLDINGS CORP.

Dated: May 7, 2025	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2025	By:	/s/ Sean Sullivan
Sean Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

