Form 10-Q
period 2025-06-30
Acushnet Holdings Corp.
filed 2025-08-07
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 58,657,042 shares of common stock outstanding as of August 1, 2025.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

In this Quarterly Report on Form 10‑Q, the terms “Acushnet,” “we,” “us,” “our” and the “Company” refer to Acushnet Holdings Corp. and its consolidated subsidiaries.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by that section. These forward-looking statements are included throughout this report, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We use words like “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable” and similar terms and phrases to identify forward-looking statements in this report, although not all forward-looking statements use these identifying words.
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
•anti-takeover provisions in our organizational documents and Delaware law; and
•other factors discussed under the heading “Risk Factors” in our most recent Annual Report on Form 10-K and in any other reports we file with the Securities and Exchange Commission (the “SEC”), including this Quarterly Report on Form 10-Q.
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

3

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash ($0 and $10,647 attributable to the variable interest entity ("VIE"))	$60,055	$53,059
Accounts receivable, net	429,421	218,368
Inventories ($0 and $3,667 attributable to the VIE)	533,709	575,964
Prepaid and other assets	134,653	126,482
Total current assets	1,157,838	973,873
Property, plant and equipment, net ($0 and $8,135 attributable to the VIE)	325,036	325,747
Goodwill ($0 and $32,312 attributable to the VIE)	224,850	220,136
Intangible assets, net	517,356	523,131
Deferred income taxes	32,005	34,306
Other assets ($0 and $1,884 attributable to the VIE)	138,486	103,013
Total assets	$2,395,571	$2,180,206
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$20,778	$10,160
Current portion of long-term debt	751	722
Accounts payable ($0 and $2,400 attributable to the VIE)	179,517	150,322
Accrued taxes	47,669	36,009
Accrued compensation and benefits ($0 and $643 attributable to the VIE)	77,012	95,064
Accrued expenses and other liabilities ($0 and $13,893 attributable to the VIE)	189,535	180,430
Total current liabilities	515,262	472,707
Long-term debt	911,001	753,081
Deferred income taxes	7,436	8,107
Accrued pension and other postretirement benefits	71,331	74,410
Other noncurrent liabilities	77,180	74,737
Total liabilities	1,582,210	1,383,042
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	4,842	4,028
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 59,593,350 and 61,214,541 shares issued	60	61
Additional paid-in capital	767,944	787,725
Accumulated other comprehensive loss, net of tax	(121,205)	(140,315)
Retained earnings	224,228	180,276
Treasury stock, at cost; (including 953,406 and 935,907 of accrued share repurchases) (Note 10)	(62,508)	(62,500)
Total equity attributable to Acushnet Holdings Corp.	808,519	765,247
Noncontrolling interests	—	27,889
Total shareholders' equity	808,519	793,136
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,395,571	$2,180,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net sales	$720,476	$683,867	$1,423,848	$1,391,421
Cost of goods sold	366,160	350,407	732,370	715,609
Gross profit	354,316	333,460	691,478	675,812
Operating expenses:
Selling, general and administrative	222,006	207,790	422,267	408,795
Research and development	18,933	16,140	37,792	32,593
Intangible amortization	3,509	3,507	7,004	7,020
Income from operations	109,868	106,023	224,415	227,404
Interest expense, net	15,198	14,104	29,013	27,180
Other expense (income), net	988	543	(18,875)	882
Income before income taxes	93,682	91,376	214,277	199,342
Income tax expense	18,603	21,212	40,173	44,619
Net income	75,079	70,164	174,104	154,723
Less: Net loss attributable to noncontrolling interests	484	1,264	831	4,467
Net income attributable to Acushnet Holdings Corp.	$75,563	$71,428	$174,935	$159,190

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.26	$1.12	$2.88	$2.48
Diluted	1.25	1.11	2.87	2.47
Weighted average number of common shares:
Basic	60,156,224	63,935,451	60,737,693	64,278,286
Diluted	60,333,409	64,160,688	60,905,869	64,524,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income	$75,079	$70,164	$174,104	$154,723
Other comprehensive income (loss):
Foreign currency translation adjustments	19,272	(6,989)	28,166	(19,060)
Cash flow derivative instruments:
Unrealized holding (losses) gains arising during period	(5,173)	2,185	(7,333)	6,106
Reclassification adjustments included in net income	(2,704)	(2,922)	(3,118)	(5,920)
Tax benefit	2,091	314	2,830	111
Cash flow derivative instruments, net	(5,786)	(423)	(7,621)	297
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	(611)	(163)	(1,256)	(253)
Tax benefit	134	41	261	61
Pension and other postretirement benefits adjustments, net	(477)	(122)	(995)	(192)
Total other comprehensive income (loss)	13,009	(7,534)	19,550	(18,955)
Comprehensive income	88,088	62,630	193,654	135,768
Less: Comprehensive loss attributable to noncontrolling interests	122	1,239	391	4,733
Comprehensive income attributable to Acushnet Holdings Corp.	$88,210	$63,869	$194,045	$140,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$174,104	$154,723
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	29,206	27,751
Unrealized foreign exchange gain	(2,783)	(86)
Amortization of debt issuance costs	910	866
Share-based compensation	15,530	14,967
Loss on disposals of property, plant and equipment	593	766
Deferred income taxes	4,861	6,735
Gain on deconsolidation of VIE (Note 1)	(20,887)	—
Loss from equity method investment (Note 1)	408	—
Changes in operating assets and liabilities
Accounts receivable	(197,402)	(217,868)
Inventories	57,857	120,197
Accounts payable	24,104	3,570
Accrued taxes	7,697	1,300
Other assets and liabilities	(62,590)	(10,804)
Cash flows provided by operating activities	31,608	102,117
Cash flows from investing activities
Additions to property, plant and equipment	(25,146)	(22,110)
Other, net	(646)	—
Cash flows used in investing activities	(25,792)	(22,110)
Cash flows from financing activities
Proceeds from credit facilities (Note 5)	790,476	692,681
Repayments of credit facilities (Note 5)	(626,260)	(638,797)
Purchases of common stock	(125,009)	(72,250)
Dividends paid on common stock	(28,623)	(28,076)
Payment of employee restricted stock tax withholdings	(10,974)	(16,577)
Other, net	(1,742)	—
Cash flows used in financing activities	(2,132)	(63,019)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3,312	(2,137)
Net increase in cash, cash equivalents and restricted cash	6,996	14,851
Cash, cash equivalents and restricted cash, beginning of year	53,059	65,435
Cash, cash equivalents and restricted cash, end of period	$60,055	$80,286
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$4,960	$6,859
Additions to right-of-use assets obtained in exchange for operating lease obligations	8,843	5,366
Additions to right-of-use assets obtained in exchange for finance lease obligations	—	434
Dividend equivalents rights ("DERs") declared not paid	1,016	944
Additions to share repurchase liability (Note 10)	62,508	37,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of March 31, 2024	63,288	$63	$794,071	$(115,479)	$205,081	$—	$883,736	$35,703	$919,439
Net income (loss)	—	—	—	—	71,428	—	71,428	(687)	70,741
Other comprehensive loss	—	—	—	(7,559)	—	—	(7,559)	—	(7,559)
Share-based compensation	—	—	7,379	—	—	—	7,379	—	7,379
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	29	—	(1,420)	—	—	—	(1,420)	—	(1,420)
Purchases of common stock (Note 10)	(588)	—	(7,471)	—	(30,028)	—	(37,499)	—	(37,499)
Share repurchase liability (Note 10)	—	—	—	—	—	(37,499)	(37,499)	—	(37,499)
Dividends and dividend equivalents declared	—	—	—	—	(13,873)	—	(13,873)	—	(13,873)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of June 30, 2024	62,729	$63	$792,559	$(123,038)	$231,608	$(37,499)	$863,693	$35,016	$898,709

Balances as of March 31, 2025	60,921	$61	$778,071	$(133,852)	$235,141	$(99,137)	$780,284	$—	$780,284
Net income	—	—	—	—	75,563	—	75,563	—	75,563
Other comprehensive income	—	—	—	12,647	—	—	12,647	—	12,647
Share-based compensation	—	—	8,589	—	—	—	8,589	—	8,589
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	21	1	(1,279)	—	—	—	(1,278)	—	(1,278)
Purchases of common stock (Note 10)	(1,349)	(2)	(17,437)	—	(71,178)	—	(88,617)	—	(88,617)
Share repurchase liability (Note 10)	—	—	—	—	—	36,629	36,629	—	36,629
Dividends and dividend equivalents declared	—	—	—	—	(14,298)	—	(14,298)	—	(14,298)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of June 30, 2025	59,593	$60	$767,944	$(121,205)	$224,228	$(62,508)	$808,519	$—	$808,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2023	63,429	$63	$808,615	$(104,349)	$159,906	$—	$864,235	$38,852	$903,087
Net income (loss)	—	—	—	—	159,190	—	159,190	(3,836)	155,354
Other comprehensive loss	—	—	—	(18,689)	—	—	(18,689)	—	(18,689)
Share-based compensation	—	—	14,639	—	—	—	14,639	—	14,639
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	435	—	(16,354)	—	—	—	(16,354)	—	(16,354)
Purchases of common stock (Note 10)	(1,135)	—	(14,341)	—	(58,460)	—	(72,801)	—	(72,801)
Share repurchase liability (Note 10)	—	—	—	—	—	(37,499)	(37,499)	—	(37,499)
Dividends and dividend equivalents declared	—	—	—	—	(28,028)	—	(28,028)	—	(28,028)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of June 30, 2024	62,729	$63	$792,559	$(123,038)	$231,608	$(37,499)	$863,693	$35,016	$898,709

Balances as of December 31, 2024	61,215	$61	$787,725	$(140,315)	$180,276	$(62,500)	$765,247	$27,889	$793,136
Net income (loss)	—	—	—	—	174,935	—	174,935	(188)	174,747
Other comprehensive income	—	—	—	19,110	—	—	19,110	—	19,110
Share-based compensation	—	—	15,530	—	—	—	15,530	—	15,530
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	268	1	(10,965)	—	—	—	(10,964)	—	(10,964)
Purchases of common stock (Note 10)	(1,890)	(2)	(24,346)	—	(101,109)	—	(125,457)	—	(125,457)
Share repurchase liability (Note 10)	—	—	—	—	—	(8)	(8)	—	(8)
Dividends and dividend equivalents declared	—	—	—	—	(28,874)	—	(28,874)	—	(28,874)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Deconsolidation of VIE (Note 1)	—	—	—	—	—	—	—	(27,701)	(27,701)
Balances as of June 30, 2025	59,593	$60	$767,944	$(121,205)	$224,228	$(62,508)	$808,519	$—	$808,519

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the full year ending December 31, 2025, nor were those of the comparable 2024 periods representative of those actually experienced for the full year ended December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2024 included in its Annual Report on Form 10-K filed with the SEC on February 27, 2025.
During the fourth quarter of 2024, the Company changed its accounting principle related to the presentation of costs associated with operating its distribution centers and costs associated with shipping and handling activities. The Company also changed its reportable segments during the fourth quarter of 2024. Prior period amounts have been updated to conform to the current presentation for these changes.
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

During January 2025, Lionscore permanently ceased manufacturing at its Fujian Fuh Deh Leh (“FDL”) factory in Fuzhou, China and all footwear production volume was shifted to a third-party supplier in Vietnam affiliated with the Company's Lionscore joint venture partner. As a result, the Company is no longer the primary beneficiary of Lionscore and has deconsolidated the accounts of Lionscore effective as of January 31, 2025. As such, the unaudited condensed consolidated statement of operations for the six months ended June 30, 2025 included one month of activity related to Lionscore prior to the deconsolidation. As of June 30, 2025, the assets and liabilities of Lionscore were no longer included within the Company's unaudited condensed consolidated balance sheet. In addition, any retained equity interest or investment in the former subsidiary is measured at fair value as of the date of deconsolidation. The fair value of the Company's equity interest in Lionscore as of the date of deconsolidation, determined by the appraised value of Lionscore's operating assets, was $14.1 million. In connection with the deconsolidation of Lionscore, the Company recorded a non-cash gain on deconsolidation of $20.9 million during the six months ended June 30, 2025, which was included within other expense (income), net on the unaudited condensed consolidated statement of operations. Subsequent to the deconsolidation, the Company accounted for its equity ownership interest in Lionscore under the equity method of accounting. See Note 16 for additional information regarding restructuring activities impacting Lionscore prior to deconsolidation.
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
For the three and six months ended June 30, 2025, the Company recorded a $0.2 million and $0.4 million loss, respectively, related to the Lionscore equity-method investment, which was included within other expense (income), net on the unaudited condensed consolidated statement of operations. The carrying value of the Company's investment in Lionscore was $13.7 million as of June 30, 2025, which was included within other assets on the Company's unaudited condensed consolidated balance sheet.
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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the three and six months ended June 30, 2025 and 2024, the Company recorded a $1.0 million redemption value adjustment to increase the carrying amount of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both June 30, 2025 and December 31, 2024.

Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of June 30, 2025 and December 31, 2024, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.3 million and $1.6 million, respectively.
Foreign Currency Transactions
Foreign currency transaction gains (losses) included in selling, general and administrative expenses were gains of $2.9 million and losses of $0.9 million for the three months ended June 30, 2025 and 2024, respectively. Foreign currency transaction gains (losses) included in selling, general and administrative expenses were gains of $4.3 million and losses of $1.0 million for the six months ended June 30, 2025 and 2024, respectively.
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

Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity
In May 2025, the FASB issued ASU 2025-03, "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity." The amendments in this update enhance the comparability of financial statements across entities engaging in acquisition transactions effected primarily by exchanging equity interests when the legal acquiree meets the definition of a business. The amendments in this update require that an entity apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. ASU 2025-03 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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
The activity related to the allowance for credit losses was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$6,533	$8,863	$7,238	$8,840
Increase (decrease) in provision for expected credit losses	438	339	(482)	651
Amount of receivables written off	(384)	(49)	(293)	(245)
Foreign currency translation	216	(30)	340	(123)
Balance at end of period	$6,803	$9,123	$6,803	$9,123
3. Inventories
The components of inventories were as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Raw materials and supplies	$135,636	$137,150
Work-in-process	26,498	33,549
Finished goods	371,575	405,265
Inventories	$533,709	$575,964
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$5,190	$5,182	$4,980	$4,997
Provision	1,866	2,261	3,307	3,798
Claims paid/costs incurred	(1,731)	(1,901)	(2,997)	(3,197)
Foreign currency translation	150	(31)	185	(87)
Balance at end of period	$5,475	$5,511	$5,475	$5,511

5. Debt and Financing Arrangements
Credit Facility
The Company's credit agreement, dated as of December 23, 2019 (as subsequently amended on July 3, 2020, August 2, 2022 and May 2, 2024 (the "Amended Credit Agreement")), provides for a $950.0 million multi-currency revolving credit facility, due to mature on August 2, 2027.
The Amended Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The Amended Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2025, the Company was in compliance with all covenants under its Amended Credit Agreement.
As of June 30, 2025 and December 31, 2024, there were $562.5 million and $404.7 million, respectively, in outstanding borrowings under the Company's multi-currency revolving credit facility, with a weighted average interest rate of 5.69% and 5.51%, respectively. As of June 30, 2025, the Company had available borrowings under its multi-currency revolving credit facility of $383.3 million after giving effect to $4.2 million of outstanding letters of credit.
Senior Unsecured Notes
As of June 30, 2025 and December 31, 2024, Acushnet Company had 7.375% senior unsecured notes due 2028 (the "Notes") outstanding in the aggregate principal balance of $350.0 million. The fair value of the Notes, based on third-party quotes (Level 2), as of June 30, 2025 and December 31, 2024 was $365.1 million and $362.1 million, respectively.
The Notes bear interest at a stated interest rate of 7.375% (an effective interest rate of 7.813%) per year, with interest payable semi-annually on April 15 and October 15 of each year. Accrued interest related to the Notes of $5.4 million and $5.6 million was included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
The indenture that governs the Notes (the "Indenture") contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2025, the Company was in compliance with all covenants under the Indenture.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the unaudited condensed consolidated balance sheets with the proceeds and repayments presented on a gross basis in the unaudited condensed consolidated statements of cash flows. There were $20.8 million and $10.2 million in outstanding borrowings under the Company's local credit facilities as of June 30, 2025 and December 31, 2024, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.77% and 0.61% as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the Company had available borrowings remaining under these local credit facilities of $35.4 million.
Letters of Credit
As of June 30, 2025 and December 31, 2024, there were outstanding letters of credit related to agreements, including the Amended Credit Agreement, totaling $7.3 million and $5.7 million, respectively, of which $4.2 million and $2.9 million, respectively was secured. These agreements provided a maximum commitment for letters of credit of $59.1 million as of June 30, 2025.

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won, the Australian dollar and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of June 30, 2025 and December 31, 2024 was $213.0 million and $192.2 million, respectively.
Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of June 30, 2025, there were no outstanding interest rate swap contracts. As of December 31, 2024, the notional value of the Company's outstanding interest rate swap contracts was $100.0 million.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		June 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2025	2024
Prepaid and other assets	Foreign exchange forward	$806	$8,135
	Interest rate swap	—	4
Accrued expenses and other liabilities	Foreign exchange forward	4,894	251
	Interest rate swap	—	1
The hedge instrument (losses) gains recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Type of hedge
Foreign exchange forward	$(5,173)	$1,995	$(7,333)	$5,337
Interest rate swap	—	190	—	769
Total	$(5,173)	$2,185	$(7,333)	$6,106
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net loss of $3.0 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.

The hedge instrument gains recognized on the unaudited condensed consolidated statements of operations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Location of gains (losses) in statements of operations
Foreign exchange forward:
Cost of goods sold	$2,704	$2,665	$3,115	$5,403
Selling, general and administrative (1)	(2,143)	658	(3,103)	1,381
Total	$561	$3,323	$12	$6,784

Interest Rate Swap:
Interest expense, net	$—	$257	$3	$517
Total	$—	$257	$3	$517
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 were as follows:

	Fair Value Measurements as of
	June 30, 2025 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$2,716	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	806	—	Prepaid and other assets
Deferred compensation program assets	664	—	—	Other assets
Total assets	$3,380	$806	$—
Liabilities
Foreign exchange derivative instruments	$—	$4,894	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	664	—	—	Other noncurrent liabilities
Total liabilities	$664	$4,894	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows:

	Fair Value Measurements as of
	December 31, 2024 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,150	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	8,135	—	Prepaid and other assets
Interest rate derivative instruments	—	4	—	Prepaid and other assets
Deferred compensation program assets	633	—	—	Other assets
Total assets	$3,783	$8,139	$—
Liabilities
Foreign exchange derivative instruments	$—	$251	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	633	—	—	Other noncurrent liabilities
Total liabilities	$633	$252	$—
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

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
(in thousands)	2025	2024	2025	2024
Components of net periodic benefit cost (credit)
Service cost	$1,278	$1,306	$71	$75
Interest cost	2,923	2,685	132	127
Expected return on plan assets	(2,125)	(1,834)	—	—
Amortization of net loss (gain)	74	59	(280)	(239)
Amortization of prior service cost (credit)	22	23	(1)	(34)
Net periodic benefit cost (credit)	$2,172	$2,239	$(78)	$(71)

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Components of net periodic benefit cost (credit)
Service cost	$2,557	$2,631	$161	$166
Interest cost	5,815	5,388	275	260
Expected return on plan assets	(4,142)	(3,672)	—	—
Amortization of net loss (gain)	141	117	(517)	(508)
Amortization of prior service cost (credit)	44	46	(2)	(68)
Net periodic benefit cost (credit)	$4,415	$4,510	$(83)	$(150)
The non-service cost components of net periodic benefit cost (credit) are included in other expense (income), net in the unaudited condensed consolidated statements of operations.

9. Income Taxes
Income tax expense decreased $2.6 million to $18.6 million for the three months ended June 30, 2025 compared to $21.2 million for the three months ended June 30, 2024. The Company’s effective income tax rate ("ETR") was 19.9% for the three months ended June 30, 2025 compared to 23.2% for the three months ended June 30, 2024. Income tax expense decreased $4.4 million to $40.2 million for the six months ended June 30, 2025 compared to $44.6 million for the six months ended June 30, 2024. The Company’s ETR was 18.7% for the six months ended June 30, 2025 compared to 22.4% for the six months ended June 30, 2024.
The ETR for the three and six months ended June 30, 2025 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income, state income taxes and the Company's jurisdictional mix of earnings. The ETR for the three and six months ended June 30, 2024 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income, state income taxes and the Company's jurisdictional mix of earnings, partially offset by the impact of the U.S. deduction for foreign-derived intangible income and federal and state tax credits.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others in future periods. The Company is currently assessing the impact of the legislation on its consolidated financial statements.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2025:
Second Quarter	$0.235	$14,298
First Quarter	0.235	14,576
Total dividends declared in 2025	$0.470	$28,874

2024:
Fourth Quarter	$0.215	$13,476
Third Quarter	0.215	13,787
Second Quarter	0.215	13,873
First Quarter	0.215	14,155
Total dividends declared in 2024	$0.860	$55,291
During the third quarter of 2025, the Company's board of directors declared a dividend of $0.235 per share of common stock to shareholders of record as of September 5, 2025 and payable on September 19, 2025.
Share Repurchase Program
As of June 30, 2025, the board of directors had authorized the Company to repurchase up to $1.25 billion of its issued and outstanding common stock since the share repurchase program was established in 2018. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Amended Credit Agreement and the Indenture (Note 5). This program may be extended or otherwise modified by the board of directors at any time and will remain in effect until completed or until terminated by the board of directors.
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
On June 14, 2024, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price (the "June 2024 Agreement"). In relation to this agreement, the Company recognized a share repurchase liability of $62.5 million for 935,907 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheet as of December 31, 2024. On April 10, 2025, the Company purchased 935,907 shares of its common stock from Magnus for an aggregate of $62.5 million in satisfaction of its obligation under the June 2024 Agreement.
On December 17, 2024, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from January 2, 2025 through June 30, 2025, up to an aggregate of $62.5 million, at the same weighted average per share price (the "December 2024 Agreement"). In relation to this agreement, the Company recognized a share repurchase liability of $62.5 million for 953,406 shares of common stock, which was included in accrued expenses and other liabilities and treasury stock on the unaudited condensed consolidated balance sheet as of June 30, 2025.

The Company's share repurchase activity for the periods presented was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Shares repurchased in the open market:
Shares repurchased	412,462	587,520	953,406	1,134,753
Average price	$62.73	$63.83	$65.56	$64.16
Aggregate value (1)	$25,872	$37,499	$62,509	$72,801
Shares repurchased from Magnus:
Shares repurchased	935,907	—	935,907	—
Average price (2)	$66.78	$—	$66.78	$—
Aggregate value	$62,500	$—	$62,500	$—
Total shares repurchased:
Shares repurchased	1,348,369	587,520	1,889,313	1,134,753
Average price	$65.54	$63.83	$66.17	$64.16
Aggregate value	$88,372	$37,499	$125,009	$72,801
___________________________________
(1) Includes $0.6 million related to shares repurchased not settled as of the six months ended June 30, 2024.
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

As of June 30, 2025, the Company had $327.2 million remaining under the current share repurchase authorization, of which $62.5 million was utilized by the Company on July 10, 2025, to repurchase 953,406 shares of its common stock from Magnus in satisfaction of its obligations under the December 2024 Agreement.
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
As of June 30, 2025, the Company presented as retired 1,889,313 shares of its repurchased common stock with an aggregate value of $125.5 million, including $0.5 million of excise tax on the shares repurchased, which the Company intends to formally retire in 2025.
11. Equity Incentive Plans
On June 2, 2025, the stockholders of the Company approved the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (the “Amended and Restated 2015 Plan”). The Amended and Restated 2015 Plan increases the number of shares of common stock available for grant under the plan by 1,266,000 shares and extends the term of the plan through June 2, 2035. Under the Amended and Restated 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. As of June 30, 2025, the only equity-based awards granted under the Amended and Restated 2015 Plan were RSUs and PSUs.
As of June 30, 2025, there were 6,030,765 remaining shares of common stock reserved for issuance under the Amended and Restated 2015 Plan of which 3,199,282 remained available for future grants.
Restricted Stock and Performance Stock Units
RSUs granted to members of the board of directors vest immediately into shares of common stock. RSUs granted to the officers, employees, consultants and advisors of the Company vest in accordance with the terms of the grants, generally over three years, with one-third of each grant vesting annually, subject to the recipient’s continued service to the Company. PSUs granted to Company officers and other employees vest based upon the Company's performance against specified targets, generally over a three-year performance period, subject to the recipient's continued service to the Company. At the end of the performance period, the number of shares of common stock that could be issued is determined based upon the Company's performance against these targets. The number of shares that could be issued can range from 0% to 200% of the recipient's target award. Recipients of the awards granted under the Amended and Restated 2015 Plan may elect to defer receipt of all or any portion of any shares of common stock issuable upon vesting to a future date elected by the recipient.
All RSUs and PSUs granted under the Amended and Restated 2015 Plan have DERs, which entitle holders of RSUs and PSUs to the same dividend value per share as holders of common stock and can be paid in either cash or common stock. DERs are subject to the same vesting and other terms and conditions as the corresponding RSUs and PSUs. DERs are paid when the underlying shares of common stock are delivered.
A summary of the Company’s RSUs and PSUs as of June 30, 2025 and changes during the six months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2024	668,030	$56.40	500,967	$52.66
Granted	326,950	68.18	165,248	68.21
Vested (1)(2)	(364,535)	52.69	(151,848)	43.96
Forfeited	(8,486)	63.62	(1,607)	62.95
Outstanding as of June 30, 2025	621,959	$64.67	512,760	$60.22

_______________________________________________________________________________
(1) Includes 52,925 shares of common stock related to RSUs that were not delivered as of June 30, 2025.
(2) Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 151,848 PSUs that vested during the six months ended June 30, 2025, were entitled to receive 196,795 shares of common stock. As of June 30, 2025, there were 75,693 shares of common stock that had not been delivered in connection with the vesting of these PSUs.
(3) Number of PSUs reflects 100% of the target level grant and may not be indicative of the performance level expected to be achieved.
Compensation expense recorded related to the Company's RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
RSUs	$6,183	$5,632	$11,215	$10,128
PSUs	2,406	1,747	4,315	4,511
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $31.8 million and $17.8 million, respectively, as of June 30, 2025, and is expected to be recognized over the related weighted average period of 1.5 years and 2.0 years, respectively.
A summary of shares of common stock issued related to the Amended and Restated 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Six months ended		Six months ended
	June 30, 2025		June 30, 2024
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	313,050	121,102	465,992	219,831
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(112,821)	(53,209)	(155,596)	(95,814)
Net shares of common stock issued	200,229	67,893	310,396	124,017

Cumulative undelivered shares of common stock	532,225	546,789	491,381	471,078

Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Cost of goods sold	$505	$420	$978	$849
Selling, general and administrative	7,658	6,708	13,728	13,271
Research and development	426	415	824	847
Total compensation expense before income tax	8,589	7,543	15,530	14,967
Income tax benefit	1,761	1,737	3,168	3,409
Total compensation expense, net of income tax	$6,828	$5,806	$12,362	$11,558
12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign	Interest		Accumulated
	Foreign	Exchange	Rate Swap	Pension and	Other
	Currency	Derivative	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2024	$(123,497)	$4,772	$2	$(21,592)	$(140,315)
Other comprehensive income (loss) before reclassifications	27,708	(7,333)	—	(904)	19,471
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(3,115)	(3)	(334)	(3,452)
Tax benefit	—	2,829	1	261	3,091
Balance as of June 30, 2025	$(95,789)	$(2,847)	$—	$(22,569)	$(121,205)
13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024

Net income attributable to Acushnet Holdings Corp.	$75,563	$71,428	$174,935	$159,190

Weighted average number of common shares:
Basic	60,156,224	63,935,451	60,737,693	64,278,286
RSUs	117,236	175,808	138,201	221,930
PSUs	59,949	49,429	29,975	24,715
Diluted	60,333,409	64,160,688	60,905,869	64,524,931

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.26	$1.12	$2.88	$2.48
Diluted	$1.25	$1.11	$2.87	$2.47
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.

The Company’s potential dilutive securities for the three and six months ended June 30, 2025 and 2024 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During 2025 and 2024, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three and six months ended June 30, 2025 and 2024.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
RSUs	234,260	211,442	241,534	217,579
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
Results shown for the three and six months ended June 30, 2025 and 2024 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended June 30, 2025
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$453,797	$152,975	$76,652	$683,424	$37,052	$720,476
Segment expenses:
Cost of goods sold	220,921	88,892	41,853	351,666
Advertising and promotion	51,562	14,038	3,901	69,501
Research and development	16,646	1,112	739	18,497
Selling, general and administrative	76,322	37,289	12,333	125,944
Other segment items (2)	2,451	55	649	3,155
Restructuring costs (3)	—	—	—	—	6,766
Other expenses	—	—	—	—	35,079
Total operating income	85,895	11,589	17,177	114,661	(4,793)	109,868
Reconciling items:
Interest expense, net						(15,198)
Non-service cost component of net periodic benefit cost						(745)
Other						(243)
Total income before income taxes						$93,682
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items primarily include identifiable intangible asset amortization expense.
(3) Restructuring costs primarily relate to the voluntary bridge to retirement ("VBR") program (Note 16).

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended June 30, 2024
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$424,988	$155,018	$71,106	$651,112	$32,755	$683,867
Segment expenses:
Cost of goods sold	202,934	93,859	40,973	337,766
Advertising and promotion	48,318	15,594	3,574	67,486
Research and development	14,168	1,055	474	15,697
Selling, general and administrative	70,958	36,662	11,445	119,065
Other segment items (2)	2,449	56	648	3,153
Other expenses	—	—	—	—	34,677
Total operating income	86,161	7,792	13,992	107,945	(1,922)	106,023
Reconciling items:
Interest expense, net						(14,104)
Non-service cost component of net periodic benefit cost						(787)
Other						244
Total income before income taxes						$91,376
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items primarily include identifiable intangible asset amortization expense.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Six months ended June 30, 2025
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$874,889	$331,411	$147,615	$1,353,915	$69,933	$1,423,848
Segment expenses:
Cost of goods sold	427,445	193,124	82,677	703,246
Advertising and promotion	96,221	27,435	7,302	130,958
Research and development	32,990	2,422	1,414	36,826
Selling, general and administrative	151,591	72,216	23,982	247,789
Other segment items (2)	4,899	110	1,297	6,306
Restructuring costs (3)	—	—	—	—	6,819
Other expenses	—	—	—	—	67,489
Total operating income	161,743	36,104	30,943	228,790	(4,375)	224,415
Reconciling items:
Interest expense, net						(29,013)
Non-service cost component of net periodic benefit cost						(1,614)
Other (4)						20,489
Total income before income taxes						$214,277
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items primarily include identifiable intangible asset amortization expense.
(3) Restructuring costs primarily relate to the VBR program (Note 16).
(4) Other includes a non-cash gain on deconsolidation of $20.9 million related to Lionscore (Note 1).

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Six months ended June 30, 2024
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$836,861	$346,084	$140,619	$1,323,564	$67,857	$1,391,421
Segment expenses:
Cost of goods sold	395,066	206,799	84,929	686,794
Advertising and promotion	87,659	29,256	6,632	123,547
Research and development	28,550	2,090	1,069	31,709
Selling, general and administrative	142,762	73,110	23,074	238,946
Other segment items (2)	4,900	111	1,297	6,308
Restructuring costs (3)	—	—	—	—	6,967
Other expenses	—	—	—	—	69,746
Total operating income	177,924	34,718	23,618	236,260	(8,856)	227,404
Reconciling items:
Interest expense, net						(27,180)
Non-service cost component of net periodic benefit cost						(1,563)
Other						681
Total income before income taxes						$199,342
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items primarily include identifiable intangible asset amortization expense.
(3) Restructuring costs primarily relate to Lionscore (Note 16).
Information as to the Company’s operations in different geographical areas is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$434,504	$408,527	$858,713	$826,770
EMEA (1)	98,634	86,675	202,503	188,354
Japan	30,172	29,843	65,404	66,993
Korea	80,074	83,825	146,292	159,076
Rest of World	77,092	74,997	150,936	150,228
Total net sales	$720,476	$683,867	$1,423,848	$1,391,421
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

16. Restructuring Costs
Voluntary Bridge to Retirement
During the second quarter of 2025, the Company initiated a VBR program to reduce operating costs and bridge certain long-tenured eligible employees to retirement. As part of this program, eligible employees were offered severance in the form of salary and benefit continuation.
The activity related to the VBR program was as follows:

(in thousands)	Three and six months ended June 30, 2025
Balance at beginning of period	$—
Provision	6,429
Payments	(20)
Balance at end of period	$6,409
The provision for costs associated with the VBR program was included in selling, general and administrative on the unaudited condensed consolidated statement of operations. The Company expects to incur additional costs associated with the VBR program of approximately $7.0 million in the third and fourth quarters of 2025, with payments continuing through early 2027.
The VBR program liabilities recognized on the unaudited condensed consolidated balance sheet were as follows:

(in thousands)	June 30,
Balance Sheet Location	2025
Accrued expenses and other liabilities	6,173
Other noncurrent liabilities	236
Lionscore
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
The activity related to these plans was as follows:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$—	$2,247	$12,431	$—
Provision	—	—	—	6,967
Payments	—	(234)	(5,439)	(4,954)
Deconsolidation of VIE (Note 1)	—	—	(6,992)	—
Balance at end of period	$—	$2,013	$—	$2,013
The provision for involuntary employee termination costs associated with these restructuring plans was included in selling, general and administrative on the unaudited condensed consolidated statement of operations. The total employee termination costs associated with these restructuring plans were $18.0 million. There are no further costs expected to be incurred in relation to these restructuring plans. The liabilities for involuntary employee termination costs associated with these restructuring plans were included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet as of December 31, 2024. See Note 1 for further information.

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
Recent Developments
Voluntary Bridge to Retirement (“VBR”) Program: During the second quarter of 2025, we initiated a VBR program to reduce operating costs and bridge certain long-tenured eligible employees to retirement. As part of this program, eligible employees were offered severance in the form of salary and benefit continuation. In connection with the VBR program, during the three and six months ended June 30, 2025, we incurred restructuring costs of $6.4 million. We expect to incur additional restructuring costs associated with the VBR program of approximately $7.0 million in the third and fourth quarters of 2025. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 16 – Restructuring costs,” Item 1 of Part I to this report.
FootJoy Footwear Joint Venture Deconsolidation: As previously disclosed, until 2024, the majority of our FootJoy footwear was manufactured in a facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest, with the remaining 60% owned by our long-standing Taiwan-based supply partner. During 2024, FootJoy shifted footwear production volume from Fuzhou, China to a third-party facility located in Long An Province, Vietnam, which is operated by an affiliate of the same Taiwan-based supply partner. The joint venture ceased production at its Fuzhou, China facility in January 2025 and FootJoy currently contracts to manufacture substantially all of its footwear at the third-party owned Vietnam manufacturing facility. As a result of shifting our footwear manufacturing from the joint venture's Fuzhou, China facility, we are no longer the primary beneficiary of the joint venture and have deconsolidated the accounts of the joint venture from our unaudited condensed consolidated financial statements. As of June 30, 2025, we account for our investment in the joint venture under the equity method of accounting. As a result of this deconsolidation, we recognized a non-cash gain of $20.9 million during the six months ended June 30, 2025, and currently expect the investment may generate net losses in future periods. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies,” Item 1 of Part I to this report.
Tariffs and Foreign Exchange: The U.S. government has recently implemented significant tariff measures, including a baseline universal tariff of 10% on virtually all products imported into the United States, as well as additional individualized tariffs on products imported from select trading partners, including Canada, China, Mexico, Thailand and Vietnam. As a result, we are incurring tariff costs in connection with imports from every country from which we import raw materials, component parts and finished goods, and increased U.S. tariffs have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may further affect the costs of our imported raw materials, components parts and finished goods and increase market volatility and currency exchange rate fluctuations. We continue to monitor the economic effects of these developments and evaluate opportunities to mitigate their related impacts. See “Risk Factors,” Item 1A of Part II to this report, for additional information.
One Big Beautiful Bill Act: On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others in future periods. We are currently assessing the impact of the legislation on our consolidated financial statements.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net sales	$720,476	$683,867	$1,423,848	$1,391,421
Cost of goods sold	366,160	350,407	732,370	715,609
Gross profit	354,316	333,460	691,478	675,812
Operating expenses:
Selling, general and administrative	222,006	207,790	422,267	408,795
Research and development	18,933	16,140	37,792	32,593
Intangible amortization	3,509	3,507	7,004	7,020
Income from operations	109,868	106,023	224,415	227,404
Interest expense, net	15,198	14,104	29,013	27,180
Other expense (income), net	988	543	(18,875)	882
Income before income taxes	93,682	91,376	214,277	199,342
Income tax expense	18,603	21,212	40,173	44,619
Net income	75,079	70,164	174,104	154,723
Less: Net loss attributable to noncontrolling interests	484	1,264	831	4,467
Net income attributable to Acushnet Holdings Corp.	$75,563	$71,428	$174,935	$159,190
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$75,563	$71,428	$174,935	$159,190
Interest expense, net	15,198	14,104	29,013	27,180
Income tax expense	18,603	21,212	40,173	44,619
Depreciation and amortization	14,929	13,970	29,206	27,751
Share-based compensation	8,589	7,543	15,530	14,967
Restructuring costs (1)	6,766	—	6,819	6,967
Transformation costs (2)(3)	3,559	4,077	6,717	7,902
Other (4)	422	(57)	(19,561)	595
Net loss attributable to noncontrolling interests	(484)	(1,264)	(831)	(4,467)
Adjusted EBITDA	$143,145	$131,013	$282,001	$284,704
Adjusted EBITDA margin	19.9%	19.2%	19.8%	20.5%
________________________
(1) For the three and six months ended June 30, 2025, includes $6.4 million related to the VBR program. For the six months ended June 30, 2024, includes $7.0 million related to the optimization of our supply chain.
(2) For the three and six months ended June 30, 2025, includes $3.4 million and $6.0 million, respectively, related to our information technology optimization. For the three and six months ended June 30, 2024, includes $2.8 million and $5.9 million, respectively, related to our information technology optimization.
(3) For the six months ended June 30, 2025, includes $0.3 million related to our distribution optimization. For the three and six months ended June 30, 2024, includes $1.3 million and $2.0 million, respectively, related to our distribution optimization.
(4) For the three and six months ended June 30, 2025, includes $0.6 million and $1.3 million, respectively, related to the amortization of capitalized implementation costs for cloud computing arrangements. For the six months ended June 30, 2025, includes a non-cash gain of $20.9 million related to the FootJoy footwear joint venture deconsolidation. In addition, the three and six months ended June 30, 2025 and 2024 include other gains, losses or costs added back for purposes of calculating Adjusted EBITDA as defined in our credit agreement.

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
Golf balls	$262.2	$247.5	$14.7	5.9%	$13.3	5.4%
Golf clubs	191.6	177.5	14.1	7.9%	12.5	7.0%
Titleist golf equipment	453.8	425.0	28.8	6.8%	25.8	6.1%
FootJoy golf wear	153.0	155.0	(2.0)	(1.3)%	(3.1)	(2.0)%
Golf gear	76.7	71.1	5.6	7.9%	5.1	7.2%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
United States	$434.5	$408.5	$26.0	6.4%	$26.0	6.4%
EMEA (1)	98.6	86.7	11.9	13.7%	6.9	8.0%
Japan	30.2	29.8	0.4	1.3%	(1.6)	(5.4)%
Korea	80.1	83.8	(3.7)	(4.4)%	(1.6)	(1.9)%
Rest of World	77.1	75.1	2.0	2.7%	2.5	3.3%
Total net sales	$720.5	$683.9	$36.6	5.4%	$32.2	4.7%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa (“EMEA”)
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2025	2024	$ change	% change
Titleist golf equipment	$85.9	$86.2	$(0.3)	(0.3)%
FootJoy golf wear	11.6	7.8	3.8	48.7%
Golf gear	17.2	14.0	3.2	22.9%

Net Sales
For the three months ended June 30, 2025, net sales increased 5.4%, or 4.7% on a constant currency basis, compared to the three months ended June 30, 2024. The increase was driven by higher net sales in Titleist golf equipment, primarily due to higher average selling prices in golf clubs and higher sales volumes in golf balls, as well as higher net sales in Golf gear. These increases were partially offset by lower net sales in FootJoy golf wear in the footwear category. An increase in net sales of products that are not allocated to one of our three reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was largely driven by increases in Titleist golf equipment of $20.7 million and in Golf gear of $4.8 million, partially offset by a decrease in FootJoy golf wear of $1.6 million. The increase in Titleist golf equipment was primarily driven by higher sales volumes of our GT drivers, fairways and hybrids and higher average selling prices across all golf club product categories, as well as higher sales volumes of our 2025 Pro V1 golf ball models. These increases were partially offset by lower sales volumes of second model year irons and Phantom putters. The increase in Golf gear was primarily driven by higher sales volumes in golf bags and golf gloves. The decrease in FootJoy golf wear was primarily due to lower sales volumes in footwear, partially offset by higher average selling prices in footwear and golf gloves.
Net sales in regions outside the United States increased 3.8%, or 2.3% on a constant currency basis driven by increases in EMEA and Rest of World, partially offset by decreases in Korea and Japan. In EMEA, the increase was primarily driven by higher net sales in Titleist golf equipment, largely due to golf balls, and higher net sales in Golf gear. In Rest of World, the increase was primarily driven by higher net sales in Titleist golf equipment. In Korea, the decrease was primarily due to lower net sales in Golf gear and FootJoy golf wear, partially offset by higher net sales of products that are not allocated to one of our three reportable segments. In Japan, the decrease was primarily due to lower net sales in FootJoy golf wear.
Gross Profit
Gross profit increased $20.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Gross margin increased to 49.2% for the three months ended June 30, 2025 compared to 48.8% for the three months ended June 30, 2024. The increase in gross profit was primarily the result of increases in Titleist golf equipment of $10.8 million, in Golf gear of $4.7 million and in FootJoy golf wear of $2.9 million. The increase in Titleist golf equipment was primarily due to the higher sales volumes and higher average selling prices discussed previously, partially offset by an unfavorable shift in product mix. The increase in Golf gear was primarily due to the higher sales volumes discussed previously, as well as higher average selling prices and lower distribution costs. The increase in FootJoy golf wear was primarily due to lower manufacturing costs and a favorable shift in product mix. An increase in gross profit of products not allocated to one of our three reportable segments also contributed to the change in gross profit.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $14.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This increase was primarily the result of increases of $4.1 million in selling expense, $3.1 million in administrative expense and $1.9 million in advertising and promotion expenses, as well as increases in other expenses, primarily due to $6.4 million in restructuring costs associated with our VBR program. The increase in selling expense was primarily due to Titleist golf equipment fitting network investments. Higher information technology-related expenses contributed to the increase in administrative expense. The increase in advertising and promotion expenses was primarily in Titleist golf equipment to support new product launches.
Research and Development
Research and development expenses increased $2.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily as a result of additional expenses to support next generation product introductions.
Interest Expense, net
Interest expense, net increased $1.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to an increase in borrowings, partially offset by a decrease in interest rates.
Income Tax Expense
Income tax expense decreased $2.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Our effective income tax rate (“ETR”) was 19.9% for the three months ended June 30, 2025 compared to 23.2% for the three months ended June 30, 2024. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 6.8%, or 6.1% on a constant currency basis, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by higher average selling prices across all golf club product categories and higher sales volumes of our 2025 Pro V1 golf ball models. In addition, higher sales volumes of our GT drivers and fairways launched in the third quarter of 2024 and GT hybrids launched in the first quarter of 2025 were more than offset by lower sales volumes of second model year irons, Phantom putters and wedges.
Operating income in our Titleist golf equipment segment decreased $0.3 million, or 0.3%, compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $11.1 million, partially offset by an increase of $10.8 million in gross profit. The increase in gross profit was primarily driven by the higher sales volumes and higher average selling prices discussed previously, partially offset by an unfavorable shift in product mix. Higher operating expenses were a result of increases of $3.2 million in advertising and promotion expenses, $3.1 million in selling expense, $2.5 million in research and development expenses and $2.2 million in administrative expense.

FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 1.3%, or 2.0% on a constant currency basis, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to lower sales volumes in footwear, partially offset by higher average selling prices across all product categories.
Operating income in our FootJoy golf wear segment increased $3.8 million, or 48.7% compared to the prior year period. The increase in operating income primarily resulted from an increase of $2.9 million in gross profit and lower operating expenses of $0.9 million. The increase in gross profit was primarily due to lower manufacturing costs and a favorable shift in product mix. The decrease in operating expenses was primarily due to lower advertising and promotion expenses.

Golf Gear Segment
Net sales in our Golf gear segment increased 7.9%, or 7.2% on a constant currency basis, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by higher sales volumes in golf bags and golf gloves and higher average selling prices across all product categories.
Operating income in our Golf gear segment increased $3.2 million, or 22.9% compared to the prior year period, largely as a result of an increase of $4.7 million in gross profit primarily driven by the higher sales volumes, higher average selling prices and lower distribution costs discussed previously. An increase in operating expenses of $1.5 million partially offset the increase in gross profit.
Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Net sales by reportable segment is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
Golf balls	$475.5	$455.5	$20.0	4.4%	$21.6	4.7%
Golf clubs	399.4	381.4	18.0	4.7%	19.7	5.2%
Titleist golf equipment	874.9	836.9	38.0	4.5%	41.3	4.9%
FootJoy golf wear	331.4	346.1	(14.7)	(4.2)%	(12.5)	(3.6)%
Golf gear	147.6	140.6	7.0	5.0%	7.8	5.5%
Net sales information by region is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
United States	$858.7	$826.8	$31.9	3.9%	$31.9	3.9%
EMEA	202.5	188.4	14.1	7.5%	11.4	6.1%
Japan	65.4	67.0	(1.6)	(2.4)%	(2.5)	(3.7)%
Korea	146.3	159.1	(12.8)	(8.0)%	(4.5)	(2.8)%
Rest of World	150.9	150.1	0.8	0.5%	4.1	2.7%
Total net sales	$1,423.8	$1,391.4	$32.4	2.3%	$40.4	2.9%

Segment operating income by reportable segment is summarized as follows:

	Six months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2025	2024	$ change	% change
Titleist golf equipment	$161.7	$177.9	$(16.2)	(9.1)%
FootJoy golf wear	36.1	34.7	1.4	4.0%
Golf gear	30.9	23.6	7.3	30.9%

Net Sales
For the six months ended June 30, 2025, net sales increased 2.3%, or 2.9% on a constant currency basis, compared to the six months ended June 30, 2024. The increase was driven by higher net sales in Titleist golf equipment, primarily due to higher average selling prices in golf clubs and higher sales volumes in golf balls, as well as higher net sales in Golf gear. These increases were partially offset by lower net sales in FootJoy golf wear in footwear and apparel categories. An increase in net sales of products that are not allocated to one of our three reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was primarily driven by increases in Titleist golf equipment of $31.0 million and in Golf gear of $5.4 million, partially offset by a decrease in FootJoy golf wear of $7.3 million. The increase in Titleist golf equipment was primarily driven by higher sales volumes of our GT drivers, fairways and hybrids, as well as higher sales volumes of our 2025 Pro V1 golf ball models and higher average selling prices in golf clubs. These increases were partially offset by lower sales volumes of second model year irons, wedges and performance model golf balls. The increase in Golf gear was primarily driven by higher sales volumes in golf gloves and golf bags and higher average selling prices across all product categories. The decrease in FootJoy golf wear was primarily due to lower sales volumes in footwear, partially offset by higher average selling prices across all product categories.
Net sales in regions outside the United States increased 0.1%, or 1.5% on a constant currency basis driven by increases in EMEA and Rest of World, partially offset by decreases in Korea and Japan. In EMEA, the increase was driven by higher net sales across all reportable segments, primarily in Titleist golf equipment, due to golf balls, and in Golf gear. In Rest of World, the increase was primarily driven by higher net sales in Titleist golf equipment and products that are not allocated to one of our three reportable segments. In Korea, the decrease was largely due to lower net sales in FootJoy golf wear, primarily footwear and apparel, and Golf gear. In Japan, the decrease was primarily due to lower net sales in FootJoy golf wear across all product categories.
Gross Profit
Gross profit increased $15.7 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Gross margin was 48.6% for the six months ended June 30, 2025 and 2024. The increase in gross profit was primarily the result of increases in Golf gear of $9.2 million and Titleist golf equipment of $5.6 million. The increase in Golf gear was primarily driven by higher average selling prices and lower distribution costs. The increase in Titleist golf equipment was primarily due to the higher sales volumes and higher average selling prices discussed previously, partially offset by higher manufacturing costs.
Selling, General and Administrative Expenses
SG&A expenses increased $13.5 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily the result of increases of $8.1 million in advertising and promotion expenses, $6.2 million in selling expense and $2.7 million in administrative expense. The increase in advertising and promotion expenses was primarily in Titleist golf equipment to support new product launches. The increase in selling expense was primarily due to Titleist golf equipment fitting network investments. The increase in administrative expense was primarily due to higher information technology-related and employee-related expenses. In addition, during the six months ended June 30, 2025 and 2024, SG&A expenses include restructuring costs of $6.4 million related to the VBR program and $7.0 million related to the optimization of our supply chain, respectively. These changes in SG&A expenses include the favorable impact of changes in foreign currency exchange rates.
Research and Development
Research and development expenses increased $5.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily as a result of additional expenses to support next generation product introductions.
Interest Expense, net
Interest expense, net increased $1.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to an increase in borrowings, partially offset by a decrease in interest rates.
Other Expense (Income), net
Other income, net increased $19.8 million for the six months ended June 30, 2025 compared to other expense, net of $0.9 million for the six months ended June 30, 2024, primarily due to a non-cash gain of $20.9 million related to the FootJoy footwear joint venture deconsolidation.

Income Tax Expense
Income tax expense decreased $4.4 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Our ETR was 18.7% for the six months ended June 30, 2025 compared to 22.4% for the six months ended June 30, 2024. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings.
Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 4.5%, or 4.9% on a constant currency basis, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily driven by higher sales volumes of our 2025 Pro V1 golf ball models and higher average selling prices in golf clubs. In addition, higher sales volumes of our GT drivers and fairways launched in the third quarter of 2024 and GT hybrids launched in the first quarter of 2025 were more than offset by lower sales volumes of second model year wedges, irons and performance model golf balls.
Operating income in our Titleist golf equipment segment decreased $16.2 million, or 9.1% compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $21.8 million partially offset by an increase in gross profit of $5.6 million. The increase in gross profit was primarily driven by the higher sales volumes and higher average selling prices, partially offset by higher manufacturing costs, as discussed previously. Higher operating expenses were a result of increases of $8.6 million in advertising and promotion expenses, $5.8 million in selling expense, $4.4 million in research and development expenses and $3.0 million in administrative expense.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 4.2%, or 3.6% on a constant currency basis, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower sales volumes in footwear and apparel, partially offset by higher average selling prices across all product categories.
Operating income in our FootJoy golf wear segment increased $1.4 million, or 4.0% compared to the prior year period. The increase in operating income resulted from lower operating expenses of $2.4 million, partially offset by lower gross profit of $1.0 million. Gross profit decreased primarily as a result of the sales volume decline, partially offset by the higher average selling prices discussed previously. Lower operating expenses were primarily a result of a decrease of $1.8 million in advertising and promotion expenses.
Golf Gear Segment
Net sales in our Golf gear segment increased 5.0%, or 5.5% on a constant currency basis, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by higher average selling prices across all product categories and higher sales volumes in golf gloves and golf bags.
Operating income in our Golf gear segment increased $7.3 million, or 30.9% compared to the prior year period. The increase in operating income resulted from higher gross profit of $9.2 million, largely due to higher average selling prices and lower distribution costs discussed previously.
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

As of June 30, 2025, we had $58.8 million of unrestricted cash and cash equivalents. As of June 30, 2025, 93.7% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost-effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
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
Debt and Financing Arrangements
As of June 30, 2025, we had $383.3 million of availability under our multi-currency revolving credit facility after giving effect to $4.2 million of outstanding letters of credit. Additionally, we had $35.4 million available under certain local credit facilities of our subsidiaries.
The credit agreement governing our multi-currency revolving credit facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. This credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2025, we were in compliance with all covenants under our credit agreement.
The indenture governing our senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of June 30, 2025, we were in compliance with all covenants under the indenture.
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
Dividends and Share Repurchase Program
During the six months ended June 30, 2025, we paid dividends on our common stock of $28.6 million to our shareholders. During the third quarter of 2025, our board of directors declared a dividend of $0.235 per share of common stock to shareholders of record as of September 5, 2025 and payable on September 19, 2025.
As of June 30, 2025, our board of directors had authorized us to repurchase up to an aggregate of $1.25 billion of our issued and outstanding common stock.
During the six months ended June 30, 2025, we repurchased 1,889,313 shares of our common stock at an average price of $66.17 for an aggregate of $125.0 million. Included in this amount were 935,907 shares of our common stock repurchased from Magnus Holdings Co., Ltd. ("Magnus"), for an aggregate of $62.5 million. As of June 30, 2025, we recognized a liability of $62.5 million to purchase an additional 953,406 shares of common stock from Magnus. As of June 30, 2025, we had $327.2 million remaining under the current share repurchase authorization, of which $62.5 million was utilized on July 10, 2025, to repurchase 953,406 shares of our common stock from Magnus in satisfaction of our previously disclosed obligations under a share repurchase agreement with Magnus.

See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I to this report for a description of our share repurchase program and our share repurchase agreements.
Capital Expenditures and Other Investments
During the six months ended June 30, 2025, we invested $25.1 million in capital expenditures. We expect to invest approximately $70.0 million in capital expenditures for the full year, although actual amounts may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities, as well as investments in facilities to support our global strategic initiatives.
In addition, during the six months ended June 30, 2025, we invested $21.2 million in capitalized implementation costs associated with the implementation of a new global cloud-based enterprise resource planning ("ERP") platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. We expect to invest approximately $30.0 to $35.0 million in capitalized implementation costs associated with this global ERP platform for the full year.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2025	2024
Cash flows from:
Operating activities	$31,608	$102,117
Investing activities	(25,792)	(22,110)
Financing activities	(2,132)	(63,019)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3,312	(2,137)
Net increase in cash, cash equivalents and restricted cash	$6,996	$14,851
Cash Flows from Operating Activities
The decrease in cash provided by operating activities was primarily driven by an increase in cash used to fund working capital. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The increase in cash used in investing activities was primarily driven by changes in capital expenditures.
Cash Flows from Financing Activities
The decrease in cash used in financing activities was primarily driven by an increase in net proceeds from credit facilities, offset in part by an increase in purchases of common stock.
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
As of June 30, 2025, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
Interest Rate Risk
We are exposed to interest rate risk under our various credit facilities which accrue interest at variable rates, as described in "Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 – Debt and Financing Arrangements," Item 1 of Part I, to this report. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors and other factors beyond our control. We are exposed to changes in the level of interest rates and to changes in the relationship or spread between interest rates for our floating rate debt. Our floating rate debt requires payments based on a variable interest rate index. Increases in interest rates may reduce our net income by increasing the cost of our debt.
From time to time, we enter into interest rate swap contracts to reduce our interest rate risk related to floating rate debt. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of June 30, 2025, there were no interest rate swap contracts outstanding. See "Notes to Unaudited Condensed Consolidated Financial Statements – Note 6 – Derivative Financial Instruments," Item 1 of Part I, to this report for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of June 30, 2025, we had $585.9 million of outstanding indebtedness at variable interest rates. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of June 30, 2025 would have resulted in an increase of $5.9 million in our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
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

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at June 30, 2025 was $213.0 million, representing a net settlement liability of $4.1 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of June 30, 2025, while not predictive in nature, indicated that the net settlement liability of $4.1 million would increase by $18.4 million resulting in a net settlement liability of $22.5 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the fiscal quarter ended June 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The U.S. government has recently implemented significant tariff measures, including a baseline universal tariff of 10% on virtually all products imported into the United States, as well as additional individualized tariffs on products imported from select trading partners, including Canada, China, Mexico, Thailand and Vietnam. As a result, we are incurring tariff costs in connection with imports from every country from which we import raw materials, component parts and finished goods. The U.S. government has also announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. These actions are impacting bilateral trade relations, with many U.S. trading partners imposing or publicly considering retaliatory tariffs on U.S. imports. The tariff policy environment has been and is expected to continue to be dynamic, and the ultimate impact of any tariffs will depend on the magnitude and duration of the tariffs and the countries impacted. If we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, sourcing arrangements or other measures, our business, financial condition and results of operations could be materially adversely affected.
Additionally, U.S. policy changes and uncertainty about such changes may increase market volatility and currency exchange rate fluctuations. As part of our foreign currency exchange rate hedging strategy, we have and expect to continue to execute forward contracts to protect against adverse changes in foreign currency exchange rates and to mitigate foreign currency transaction risk. However, our hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could materially adversely affect our business, financial condition and results of operations. See “Our operations are conducted worldwide and our results of operations are subject to currency transaction and translation risks that could materially adversely affect our business, financial condition and results of operations” and “We have significant international operations and are exposed to risks associated with doing business globally,” Item 1A of Part I to our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the second quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2) (in thousands)
April 1, 2025 - April 30, 2025 (1)	1,260,819	$65.45	1,260,819	$333,016
May 1, 2025 - May 31, 2025	87,550	66.78	87,550	327,169
June 1, 2025 - June 30, 2025	—	—	—	327,169
Total	1,348,369	$65.54	1,348,369

_______________________________________________________________________________
(1)    Includes 935,907 shares of our common stock repurchased from Magnus on April 10, 2025 for an aggregate of $62.5 million.
(2)    As of June 30, 2025, we recognized a liability of $62.5 million to purchase an additional 953,406 shares of our common stock from Magnus. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I to this report for a description of our share repurchase program and our share repurchase agreements.

ITEM 3.      Defaults Upon Senior Securities
None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information
None.

ITEM 6.      Exhibits

Exhibit No.	Description
10.1†	Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 4, 2025).

10.2†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (filed herewith).

10.3†	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (filed herewith).

10.4†*	Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (filed herewith).

31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________
† Identifies exhibits that consist of a management contract or compensatory plan or arrangement.
* Certain information has been redacted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and is the type of information that the registrant customarily and actually treats as private or confidential.

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACUSHNET HOLDINGS CORP.

Dated: August 7, 2025	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ Sean Sullivan
Sean Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

