Form 10-Q
period 2025-09-30
Acushnet Holdings Corp.
filed 2025-11-05
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 58,661,329 shares of common stock outstanding as of October 30, 2025.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

3

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets
Cash, cash equivalents and restricted cash ($0 and $10,647 attributable to the variable interest entity ("VIE"))	$89,481	$53,059
Accounts receivable, net	362,917	218,368
Inventories ($0 and $3,667 attributable to the VIE)	513,695	575,964
Prepaid and other assets	148,273	126,482
Total current assets	1,114,366	973,873
Property, plant and equipment, net ($0 and $8,135 attributable to the VIE)	342,552	325,747
Goodwill ($0 and $32,312 attributable to the VIE)	224,993	220,136
Intangible assets, net	513,701	523,131
Deferred income taxes	13,733	34,306
Other assets ($0 and $1,884 attributable to the VIE)	144,244	103,013
Total assets	$2,353,589	$2,180,206
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$22,679	$10,160
Current portion of long-term debt	726	722
Accounts payable ($0 and $2,400 attributable to the VIE)	160,574	150,322
Accrued taxes	53,937	36,009
Accrued compensation and benefits ($0 and $643 attributable to the VIE)	86,277	95,064
Accrued expenses and other liabilities ($0 and $13,893 attributable to the VIE)	136,838	180,430
Total current liabilities	461,031	472,707
Long-term debt	878,324	753,081
Deferred income taxes	7,626	8,107
Accrued pension and other postretirement benefits	70,853	74,410
Other noncurrent liabilities	78,946	74,737
Total liabilities	1,496,780	1,383,042
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	4,534	4,028
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 58,660,829 and 61,214,541 shares issued	59	61
Additional paid-in capital	763,356	787,725
Accumulated other comprehensive loss, net of tax	(119,629)	(140,315)
Retained earnings	208,489	180,276
Treasury stock, at cost; (including 935,907 of accrued share repurchases as of December 31, 2024) (Note 10)	—	(62,500)
Total equity attributable to Acushnet Holdings Corp.	852,275	765,247
Noncontrolling interests	—	27,889
Total shareholders' equity	852,275	793,136
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,353,589	$2,180,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net sales	$657,658	$620,501	$2,081,506	$2,011,922
Cost of goods sold	338,535	316,287	1,070,905	1,031,896
Gross profit	319,123	304,214	1,010,601	980,026
Operating expenses:
Selling, general and administrative	204,936	199,721	627,203	608,516
Research and development	18,605	18,923	56,397	51,516
Intangible amortization	2,655	3,503	9,659	10,523
Income from operations	92,927	82,067	317,342	309,471
Interest expense, net	14,516	13,187	43,529	40,367
Other expense (income), net	1,758	407	(17,117)	1,289
Income before income taxes	76,653	68,473	290,930	267,815
Income tax expense	28,622	13,198	68,795	57,817
Net income	48,031	55,275	222,135	209,998
Less: Net loss attributable to noncontrolling interests	480	949	1,311	5,416
Net income attributable to Acushnet Holdings Corp.	$48,511	$56,224	$223,446	$215,414

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.81	$0.89	$3.70	$3.38
Diluted	0.81	0.89	3.68	3.36
Weighted average number of common shares:
Basic	59,877,065	62,894,940	60,447,664	63,813,805
Diluted	60,159,534	63,171,736	60,653,937	64,070,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$48,031	$55,275	$222,135	$209,998
Other comprehensive income (loss):
Foreign currency translation adjustments	17	20,619	28,183	1,559
Cash flow derivative instruments:
Unrealized holding gains (losses) arising during period	1,091	(3,893)	(6,242)	2,213
Reclassification adjustments included in net income	(166)	(3,296)	(3,284)	(9,216)
Tax (expense) benefit	(250)	2,158	2,580	2,269
Cash flow derivative instruments, net	675	(5,031)	(6,946)	(4,734)
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	1,395	(541)	139	(794)
Tax (expense) benefit	(340)	114	(79)	175
Pension and other postretirement benefits adjustments, net	1,055	(427)	60	(619)
Total other comprehensive income (loss)	1,747	15,161	21,297	(3,794)
Comprehensive income	49,778	70,436	243,432	206,204
Less: Comprehensive loss attributable to noncontrolling interests	309	727	700	5,460
Comprehensive income attributable to Acushnet Holdings Corp.	$50,087	$71,163	$244,132	$211,664

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$222,135	$209,998
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	42,184	41,716
Unrealized foreign exchange (gain) loss	(3,749)	159
Amortization of debt issuance costs	1,374	1,307
Share-based compensation	24,040	23,998
Loss on disposals of property, plant and equipment	606	760
Deferred income taxes	22,460	8,953
Gain on deconsolidation of VIE (Note 1)	(20,887)	—
Loss from equity method investment (Note 1)	487	—
Changes in operating assets and liabilities
Accounts receivable	(130,429)	(165,730)
Inventories	77,003	116,687
Accounts payable	4,076	9,453
Accrued taxes	13,890	4,582
Other assets and liabilities	(58,482)	(5,655)
Cash flows provided by operating activities	194,708	246,228
Cash flows from investing activities
Additions to property, plant and equipment	(51,346)	(42,522)
Cash flows used in investing activities	(51,346)	(42,522)
Cash flows from financing activities
Proceeds from credit facilities (Note 5)	1,087,058	951,480
Repayments of credit facilities (Note 5)	(954,108)	(922,666)
Purchases of common stock	(187,518)	(142,343)
Dividends paid on common stock	(42,410)	(41,282)
Payment of employee restricted stock tax withholdings	(11,505)	(16,864)
Other, net	(1,742)	—
Cash flows used in financing activities	(110,225)	(171,675)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3,285	1,596
Net increase in cash, cash equivalents and restricted cash	36,422	33,627
Cash, cash equivalents and restricted cash, beginning of year	53,059	65,435
Cash, cash equivalents and restricted cash, end of period	$89,481	$99,062
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$6,280	$6,999
Additions to right-of-use assets obtained in exchange for operating lease obligations	16,684	7,651
Additions to right-of-use assets obtained in exchange for finance lease obligations	209	434
Dividend equivalents rights ("DERs") declared not paid	1,608	1,521
Additions to share repurchase liability (Note 10)	—	32,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of June 30, 2024	62,729	$63	$792,559	$(123,038)	$231,608	$(37,499)	$863,693	$35,016	$898,709
Net income (loss)	—	—	—	—	56,224	—	56,224	(313)	55,911
Other comprehensive income	—	—	—	14,939	—	—	14,939	—	14,939
Share-based compensation	—	—	8,883	—	—	—	8,883	—	8,883
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	7	—	(246)	—	—	—	(246)	—	(246)
Purchases of common stock (Note 10)	(1,080)	(1)	(13,948)	—	(56,834)	—	(70,783)	—	(70,783)
Share repurchase liability (Note 10)	—	—	—	—	—	4,976	4,976	—	4,976
Dividends and dividend equivalents declared	—	—	—	—	(13,787)	—	(13,787)	—	(13,787)
Balances as of September 30, 2024	61,656	$62	$787,248	$(108,099)	$217,211	$(32,523)	$863,899	$34,703	$898,602

Balances as of June 30, 2025	59,593	$60	$767,944	$(121,205)	$224,228	$(62,508)	$808,519	$—	$808,519
Net income	—	—	—	—	48,511	—	48,511	—	48,511
Other comprehensive income	—	—	—	1,576	—	—	1,576	—	1,576
Share-based compensation	—	—	8,510	—	—	—	8,510	—	8,510
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	21	—	(452)	—	—	—	(452)	—	(452)
Purchases of common stock (Note 10)	(953)	(1)	(12,646)	—	(49,862)	—	(62,509)	—	(62,509)
Share repurchase liability (Note 10)	—	—	—	—	—	62,508	62,508	—	62,508
Dividends and dividend equivalents declared	—	—	—	—	(14,388)	—	(14,388)	—	(14,388)
Balances as of September 30, 2025	58,661	$59	$763,356	$(119,629)	$208,489	$—	$852,275	$—	$852,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2023	63,429	$63	$808,615	$(104,349)	$159,906	$—	$864,235	$38,852	$903,087
Net income (loss)	—	—	—	—	215,414	—	215,414	(4,149)	211,265
Other comprehensive loss	—	—	—	(3,750)	—	—	(3,750)	—	(3,750)
Share-based compensation	—	—	23,522	—	—	—	23,522	—	23,522
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	442	—	(16,600)	—	—	—	(16,600)	—	(16,600)
Purchases of common stock (Note 10)	(2,215)	(1)	(28,289)	—	(115,294)	—	(143,584)	—	(143,584)
Share repurchase liability (Note 10)	—	—	—	—	—	(32,523)	(32,523)	—	(32,523)
Dividends and dividend equivalents declared	—	—	—	—	(41,815)	—	(41,815)	—	(41,815)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of September 30, 2024	61,656	$62	$787,248	$(108,099)	$217,211	$(32,523)	$863,899	$34,703	$898,602

Balances as of December 31, 2024	61,215	$61	$787,725	$(140,315)	$180,276	$(62,500)	$765,247	$27,889	$793,136
Net income (loss)	—	—	—	—	223,446	—	223,446	(188)	223,258
Other comprehensive income	—	—	—	20,686	—	—	20,686	—	20,686
Share-based compensation	—	—	24,040	—	—	—	24,040	—	24,040
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	289	1	(11,417)	—	—	—	(11,416)	—	(11,416)
Purchases of common stock (Note 10)	(2,843)	(3)	(36,992)	—	(150,971)	—	(187,966)	—	(187,966)
Share repurchase liability (Note 10)	—	—	—	—	—	62,500	62,500	—	62,500
Dividends and dividend equivalents declared	—	—	—	—	(43,262)	—	(43,262)	—	(43,262)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Deconsolidation of VIE (Note 1)	—	—	—	—	—	—	—	(27,701)	(27,701)
Balances as of September 30, 2025	58,661	$59	$763,356	$(119,629)	$208,489	$—	$852,275	$—	$852,275

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the full year ending December 31, 2025, nor were those of the comparable 2024 periods representative of those actually experienced for the full year ended December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2024 included in its Annual Report on Form 10-K filed with the SEC on February 27, 2025.
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

During January 2025, Lionscore permanently ceased manufacturing at its Fujian Fuh Deh Leh (“FDL”) factory in Fuzhou, China and all footwear production volume was shifted to a third-party supplier in Vietnam affiliated with the Company's Lionscore joint venture partner. As a result, the Company is no longer the primary beneficiary of Lionscore and has deconsolidated the accounts of Lionscore effective as of January 31, 2025. As such, the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025 included one month of activity related to Lionscore prior to the deconsolidation. As of September 30, 2025, the assets and liabilities of Lionscore were no longer included within the Company's unaudited condensed consolidated balance sheet. In addition, any retained equity interest or investment in the former subsidiary is measured at fair value as of the date of deconsolidation. The fair value of the Company's equity interest in Lionscore as of the date of deconsolidation, determined by the appraised value of Lionscore's operating assets, was $14.1 million. In connection with the deconsolidation of Lionscore, the Company recorded a non-cash gain on deconsolidation of $20.9 million during the nine months ended September 30, 2025, which was included within other expense (income), net on the unaudited condensed consolidated statement of operations. Subsequent to the deconsolidation, the Company accounted for its equity ownership interest in Lionscore under the equity method of accounting. See Note 16 for additional information regarding restructuring activities impacting Lionscore prior to deconsolidation.
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
For the three and nine months ended September 30, 2025, the Company recorded a $0.1 million and $0.5 million loss, respectively, related to the Lionscore equity-method investment, which was included within other expense (income), net on the unaudited condensed consolidated statement of operations. The carrying value of the Company's investment in Lionscore was $13.6 million as of September 30, 2025, which was included within other assets on the Company's unaudited condensed consolidated balance sheet.
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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the nine months ended September 30, 2025 and 2024, the Company recorded a $1.0 million redemption value adjustment to increase the carrying amount of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both September 30, 2025 and December 31, 2024.

Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of September 30, 2025 and December 31, 2024, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.4 million and $1.6 million, respectively.
Foreign Currency Transactions
Foreign currency transaction gains (losses) included in selling, general and administrative expenses were gains of $0.1 million and losses less than $0.1 million for the three months ended September 30, 2025 and 2024, respectively. Foreign currency transaction gains (losses) included in selling, general and administrative expenses were gains of $4.4 million and losses of $1.0 million for the nine months ended September 30, 2025 and 2024, respectively.
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
Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The amendments in this update provide an optional practical expedient. Under this practical expedient, when developing reasonable and supportable forecasts as part of estimating expected credit losses, an entity may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures if the Company chooses to elect the optional practical expedient.
Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, "Accounting Standards Update 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The amendments in this update remove all references to software development project stages. Under this update, an entity will be required to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this update permit an entity to apply the new guidance using either a prospective transition approach, a modified transition approach or a retrospective transition approach. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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
The activity related to the allowance for credit losses was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$6,803	$9,123	$7,238	$8,840
Increase (decrease) in provision for expected credit losses	793	(207)	311	444
Amount of receivables written off	(292)	(247)	(585)	(492)
Foreign currency translation	89	246	429	123
Balance at end of period	$7,393	$8,915	$7,393	$8,915
3. Inventories
The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Raw materials and supplies	$132,391	$137,150
Work-in-process	26,448	33,549
Finished goods	354,856	405,265
Inventories	$513,695	$575,964
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$5,475	$5,511	$4,980	$4,997
Provision	2,318	1,325	5,625	5,123
Claims paid/costs incurred	(1,931)	(1,511)	(4,928)	(4,708)
Foreign currency translation	(39)	83	146	(4)
Balance at end of period	$5,823	$5,408	$5,823	$5,408

5. Debt and Financing Arrangements
Credit Facility
The Company's credit agreement, dated as of December 23, 2019 (as subsequently amended on July 3, 2020, August 2, 2022 and May 2, 2024 (the "Amended Credit Agreement")), provides for a $950.0 million multi-currency revolving credit facility, due to mature on August 2, 2027.
The Amended Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The Amended Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2025, the Company was in compliance with all covenants under its Amended Credit Agreement.
As of September 30, 2025 and December 31, 2024, there were $529.7 million and $404.7 million, respectively, in outstanding borrowings under the Company's multi-currency revolving credit facility, with a weighted average interest rate of 5.61% and 5.51%, respectively. As of September 30, 2025, the Company had available borrowings under its multi-currency revolving credit facility of $416.1 million after giving effect to $4.2 million of outstanding letters of credit.
Senior Unsecured Notes
As of September 30, 2025 and December 31, 2024, Acushnet Company had 7.375% senior unsecured notes due 2028 (the "Notes") outstanding in the aggregate principal balance of $350.0 million. The fair value of the Notes, based on third-party quotes (Level 2), as of September 30, 2025 and December 31, 2024 was $363.5 million and $362.1 million, respectively.
The Notes bear interest at a stated interest rate of 7.375% (an effective interest rate of 7.813%) per year, with interest payable semi-annually on April 15 and October 15 of each year. Accrued interest related to the Notes of $11.8 million and $5.6 million was included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
The indenture that governs the Notes (the "Indenture") contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2025, the Company was in compliance with all covenants under the Indenture.
Other Short-Term Borrowings
The Company has certain unsecured local credit facilities available through its subsidiaries. Amounts outstanding under other short-term borrowings are presented in short-term debt in the unaudited condensed consolidated balance sheets with the proceeds and repayments presented on a gross basis in the unaudited condensed consolidated statements of cash flows. There were $22.7 million and $10.2 million in outstanding borrowings under the Company's local credit facilities as of September 30, 2025 and December 31, 2024, respectively. The weighted average interest rate applicable to the outstanding borrowings was 0.72% and 0.61% as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the Company had available borrowings remaining under these local credit facilities of $33.2 million.
Letters of Credit
As of September 30, 2025 and December 31, 2024, there were outstanding letters of credit related to agreements, including the Amended Credit Agreement, totaling $7.3 million and $5.7 million, respectively, of which $4.2 million and $2.9 million, respectively, was secured. These agreements provided a maximum commitment for letters of credit of $59.2 million as of September 30, 2025.

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won, the Australian dollar and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of September 30, 2025 and December 31, 2024 was $218.1 million and $192.2 million, respectively.
Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under the contracts, the Company pays fixed and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of September 30, 2025, there were no outstanding interest rate swap contracts. As of December 31, 2024, the notional value of the Company's outstanding interest rate swap contracts was $100.0 million.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		September 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2025	2024
Prepaid and other assets	Foreign exchange forward	$1,307	$8,135
	Interest rate swap	—	4
Accrued expenses and other liabilities	Foreign exchange forward	2,842	251
	Interest rate swap	—	1
The hedge instrument gains (losses) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Type of hedge
Foreign exchange forward	$1,091	$(3,635)	$(6,242)	$1,702
Interest rate swap	—	(258)	—	511
Total	$1,091	$(3,893)	$(6,242)	$2,213
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net loss of $2.3 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.

The hedge instrument gains recognized on the unaudited condensed consolidated statements of operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Location of gains (losses) in statements of operations
Foreign exchange forward:
Cost of goods sold	$166	$3,040	$3,281	$8,443
Selling, general and administrative (1)	81	(1,634)	(3,022)	(253)
Total	$247	$1,406	$259	$8,190

Interest Rate Swap:
Interest expense, net	$—	$256	$3	$773
Total	$—	$256	$3	$773
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 were as follows:

	Fair Value Measurements as of
	September 30, 2025 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$2,877	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	1,307	—	Prepaid and other assets
Deferred compensation program assets	707	—	—	Other assets
Total assets	$3,584	$1,307	$—
Liabilities
Foreign exchange derivative instruments	$—	$2,842	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	707	—	—	Other noncurrent liabilities
Total liabilities	$707	$2,842	$—

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows:

	Fair Value Measurements as of
	December 31, 2024 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,150	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	8,135	—	Prepaid and other assets
Interest rate derivative instruments	—	4	—	Prepaid and other assets
Deferred compensation program assets	633	—	—	Other assets
Total assets	$3,783	$8,139	$—
Liabilities
Foreign exchange derivative instruments	$—	$251	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	633	—	—	Other noncurrent liabilities
Total liabilities	$633	$252	$—
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
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to limit currency risk that would otherwise result from changes in foreign exchange rates (Note 6). The Company used the mid-price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.
Interest rate derivative instruments are interest rate swap contracts used to reduce interest rate risk related to the Company's floating rate debt (Note 6). The valuation for the interest rate swap was calculated as the net of the discounted future cash flows of the pay and receive legs of the swap. Mid-market interest rates on the valuation date were used to create the forward curve for floating legs and discount curve.

8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
(in thousands)	2025	2024	2025	2024
Components of net periodic benefit cost (credit)
Service cost	$1,162	$1,327	$80	$84
Interest cost	2,655	2,645	137	129
Expected return on plan assets	(1,936)	(1,838)	—	—
Settlements	1,722	142	—	—
Amortization of net loss (gain)	76	60	(258)	(252)
Amortization of prior service cost (credit)	23	24	(1)	(35)
Net periodic benefit cost (credit)	$3,702	$2,360	$(42)	$(74)

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Components of net periodic benefit cost (credit)
Service cost	$3,719	$3,958	$241	$250
Interest cost	8,470	8,033	412	389
Expected return on plan assets	(6,078)	(5,510)	—	—
Settlements	1,722	142	—	—
Amortization of net loss (gain)	217	177	(775)	(760)
Amortization of prior service cost (credit)	67	70	(3)	(103)
Net periodic benefit cost (credit)	$8,117	$6,870	$(125)	$(224)
The non-service cost components of net periodic benefit cost (credit) are included in other expense (income), net in the unaudited condensed consolidated statements of operations.

9. Income Taxes
Income tax expense increased $15.4 million to $28.6 million for the three months ended September 30, 2025 compared to $13.2 million for the three months ended September 30, 2024. The Company’s effective income tax rate ("ETR") was 37.3% for the three months ended September 30, 2025 compared to 19.3% for the three months ended September 30, 2024. Income tax expense increased $11.0 million to $68.8 million for the nine months ended September 30, 2025 compared to $57.8 million for the nine months ended September 30, 2024. The Company’s ETR was 23.6% for the nine months ended September 30, 2025 compared to 21.6% for the nine months ended September 30, 2024.
The ETR for the three and nine months ended September 30, 2025 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income, state income taxes and the Company's jurisdictional mix of earnings, partially offset by the impact of the U.S. deduction for foreign-derived intangible income and federal and state tax credits. The ETR for the three and nine months ended September 30, 2024 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign-derived intangible income and federal and state tax credits, as well as the U.S. taxation of foreign income and the Company's jurisdictional mix of earnings.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others in future periods. The Company has completed its initial assessment of the enacted law and has included the impact of the enactment within its consolidated financial statements for the nine months ended September 30, 2025.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2025:
Third Quarter	$0.235	$14,388
Second Quarter	0.235	14,298
First Quarter	0.235	14,576
Total dividends declared in 2025	$0.705	$43,262

2024:
Fourth Quarter	$0.215	$13,476
Third Quarter	0.215	13,787
Second Quarter	0.215	13,873
First Quarter	0.215	14,155
Total dividends declared in 2024	$0.860	$55,291
During the fourth quarter of 2025, the Company's board of directors declared a dividend of $0.235 per share of common stock to shareholders of record as of December 5, 2025 and payable on December 19, 2025.
Share Repurchase Program
As of September 30, 2025, the board of directors had authorized the Company to repurchase up to $1.25 billion of its issued and outstanding common stock since the share repurchase program was established in 2018. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Amended Credit Agreement and the Indenture (Note 5). This program may be extended or otherwise modified by the board of directors at any time and will remain in effect until completed or until terminated by the board of directors.
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
On December 17, 2024, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from January 2, 2025 through June 30, 2025, up to an aggregate of $62.5 million, at the same weighted average per share price (the "December 2024 Agreement"). On July 10, 2025, the Company purchased 953,406 shares of its common stock from Magnus for an aggregate of $62.5 million in satisfaction of its obligation under the December 2024 Agreement.

The Company's share repurchase activity for the periods presented was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Shares repurchased in the open market:
Shares repurchased	—	493,040	953,406	1,627,793
Average price	$—	$65.96	$65.56	$64.70
Aggregate value (1)	$—	$32,522	$62,509	$105,323
Shares repurchased from Magnus:
Shares repurchased	953,406	587,520	1,889,313	587,520
Average price (2)	$65.56	$63.83	$66.17	$63.83
Aggregate value	$62,509	$37,499	$125,009	$37,499
Total shares repurchased:
Shares repurchased	953,406	1,080,560	2,842,719	2,215,313
Average price	$65.56	$64.80	$65.96	$64.47
Aggregate value	$62,509	$70,021	$187,518	$142,822
___________________________________
(1) Includes $0.5 million related to shares repurchased not settled as of the nine months ended September 30, 2024.
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

As of September 30, 2025, the Company had $264.7 million remaining under the current share repurchase authorization.
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
As of September 30, 2025, the Company presented as retired 2,842,719 shares of its repurchased common stock with an aggregate value of $188.0 million, including $0.5 million of excise tax on the shares repurchased, which the Company intends to formally retire in 2025.
11. Equity Incentive Plans
On June 2, 2025, the stockholders of the Company approved the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (the “Amended and Restated 2015 Plan”). The Amended and Restated 2015 Plan increases the number of shares of common stock available for grant under the plan by 1,266,000 shares and extends the term of the plan through June 2, 2035. Under the Amended and Restated 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. As of September 30, 2025, the only equity-based awards granted under the Amended and Restated 2015 Plan were RSUs and PSUs.
As of September 30, 2025, there were 6,009,882 remaining shares of common stock reserved for issuance under the Amended and Restated 2015 Plan of which 3,209,963 remained available for future grants.
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
A summary of the Company’s RSUs and PSUs as of September 30, 2025 and changes during the nine months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2024	668,030	$56.40	500,967	$52.66
Granted	326,950	68.18	165,248	68.21
Vested (1)(2)	(364,535)	52.69	(151,848)	43.96
Forfeited	(14,939)	64.45	(2,626)	64.75
Outstanding as of September 30, 2025	615,506	$64.66	511,741	$60.20

_______________________________________________________________________________
(1) Includes 43,821 shares of common stock related to RSUs that were not delivered as of September 30, 2025.
(2) Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 151,848 PSUs that vested during the nine months ended September 30, 2025, were entitled to receive 196,795 shares of common stock. As of September 30, 2025, there were 75,693 shares of common stock that had not been delivered in connection with the vesting of these PSUs.
(3) Number of PSUs reflects 100% of the target level grant and may not be indicative of the performance level expected to be achieved.
Compensation expense recorded related to the Company's RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
RSUs	$4,643	$4,505	$15,858	$14,633
PSUs	3,867	4,378	8,182	8,889
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $26.7 million and $16.0 million, respectively, as of September 30, 2025, and is expected to be recognized over the related weighted average period of 1.4 years and 1.9 years, respectively.
A summary of shares of common stock issued related to the Amended and Restated 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Nine months ended		Nine months ended
	September 30, 2025		September 30, 2024
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	337,618	123,908	477,642	219,831
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(118,150)	(54,369)	(159,600)	(95,814)
Net shares of common stock issued	219,468	69,539	318,042	124,017

Cumulative undelivered shares of common stock	509,128	544,215	480,608	471,078

Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Cost of goods sold	$499	$467	$1,477	$1,316
Selling, general and administrative	7,563	8,179	21,291	21,450
Research and development	448	385	1,272	1,232
Total compensation expense before income tax	8,510	9,031	24,040	23,998
Income tax benefit	2,880	2,024	6,048	5,433
Total compensation expense, net of income tax	$5,630	$7,007	$17,992	$18,565
12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign	Interest		Accumulated
	Foreign	Exchange	Rate Swap	Pension and	Other
	Currency	Derivative	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2024	$(123,497)	$4,772	$2	$(21,592)	$(140,315)
Other comprehensive income (loss) before reclassifications	27,554	(6,242)	—	(1,071)	20,241
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(3,281)	(3)	1,228	(2,056)
Tax benefit (expense)	—	2,579	1	(79)	2,501
Balance as of September 30, 2025	$(95,943)	$(2,172)	$—	$(21,514)	$(119,629)
13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024

Net income attributable to Acushnet Holdings Corp.	$48,511	$56,224	$223,446	$215,414

Weighted average number of common shares:
Basic	59,877,065	62,894,940	60,447,664	63,813,805
RSUs	186,274	200,837	154,225	214,899
PSUs	96,195	75,959	52,048	41,796
Diluted	60,159,534	63,171,736	60,653,937	64,070,500

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.81	$0.89	$3.70	$3.38
Diluted	$0.81	$0.89	$3.68	$3.36
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.

The Company’s potential dilutive securities for the three and nine months ended September 30, 2025 and 2024 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During 2025 and 2024, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three and nine months ended September 30, 2025 and 2024.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
RSUs	—	201,512	161,023	212,224
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
Results shown for the three and nine months ended September 30, 2025 and 2024 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended September 30, 2025
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$427,600	$136,491	$61,187	$625,278	$32,380	$657,658
Segment expenses:
Cost of goods sold	202,250	83,853	37,579	323,682
Advertising and promotion	46,986	11,075	3,377	61,438
Research and development	16,364	1,096	685	18,145
Selling, general and administrative	76,673	35,515	11,705	123,893
Other segment items (2)	1,628	57	649	2,334
Restructuring costs (3)	—	—	—	—	2,823
Other expenses	—	—	—	—	32,416
Total operating income	83,699	4,895	7,192	95,786	(2,859)	92,927
Reconciling items:
Interest expense, net						(14,516)
Non-service cost component of net periodic benefit cost						(2,418)
Other						660
Total income before income taxes						$76,653
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items primarily include identifiable intangible asset amortization expense.
(3) Restructuring costs primarily relate to the voluntary bridge to retirement ("VBR") program (Note 16).

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended September 30, 2024
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$404,467	$131,152	$53,559	$589,178	$31,323	$620,501
Segment expenses:
Cost of goods sold	185,926	82,204	33,007	301,137
Advertising and promotion	43,085	10,753	3,400	57,238
Research and development	16,799	1,172	557	18,528
Selling, general and administrative	75,126	36,319	11,847	123,292
Other segment items (2)	2,451	55	649	3,155
Restructuring costs	—	—	—	—	432
Other expenses	—	—	—	—	34,652
Total operating income	81,080	649	4,099	85,828	(3,761)	82,067
Reconciling items:
Interest expense, net						(13,187)
Non-service cost component of net periodic benefit cost						(875)
Other						468
Total income before income taxes						$68,473
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items primarily include identifiable intangible asset amortization expense.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Nine months ended September 30, 2025
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$1,302,489	$467,902	$208,802	$1,979,193	$102,313	$2,081,506
Segment expenses:
Cost of goods sold	629,695	276,977	120,256	1,026,928
Advertising and promotion	143,207	38,510	10,679	192,396
Research and development	49,354	3,518	2,099	54,971
Selling, general and administrative	228,264	107,731	35,687	371,682
Other segment items (2)	6,527	167	1,946	8,640
Restructuring costs (3)	—	—	—	—	9,642
Other expenses	—	—	—	—	99,905
Total operating income	245,442	40,999	38,135	324,576	(7,234)	317,342
Reconciling items:
Interest expense, net						(43,529)
Non-service cost component of net periodic benefit cost						(4,032)
Other (4)						21,149
Total income before income taxes						$290,930
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
(4) Other includes a non-cash gain on deconsolidation of $20.9 million related to Lionscore (Note 1).

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Nine months ended September 30, 2024
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$1,241,328	$477,236	$194,178	$1,912,742	$99,180	$2,011,922
Segment expenses:
Cost of goods sold	580,992	289,003	117,936	987,931
Advertising and promotion	130,744	40,009	10,032	180,785
Research and development	45,349	3,262	1,626	50,237
Selling, general and administrative	217,888	109,429	34,921	362,238
Other segment items (2)	7,351	166	1,946	9,463
Restructuring costs (3)	—	—	—	—	7,525
Other expenses	—	—	—	—	104,272
Total operating income	259,004	35,367	27,717	322,088	(12,617)	309,471
Reconciling items:
Interest expense, net						(40,367)
Non-service cost component of net periodic benefit cost						(2,438)
Other						1,149
Total income before income taxes						$267,815
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
(3) Restructuring costs primarily relate to Lionscore (Note 16).
Information as to the Company’s operations in different geographic regions is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
United States	$396,951	$374,219	$1,255,664	$1,200,989
EMEA (1)	91,053	75,496	293,556	263,850
Japan	36,891	41,738	102,295	108,731
Korea	67,659	67,091	213,951	226,167
Rest of World	65,104	61,957	216,040	212,185
Total net sales	$657,658	$620,501	$2,081,506	$2,011,922
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
The activity related to the VBR program was as follows:

(in thousands)	Three months ended September 30, 2025	Nine months ended September 30, 2025
Balance at beginning of period	$6,409	$—
Provision	2,139	8,568
Payments	(1,776)	(1,796)
Balance at end of period	$6,772	$6,772
The provision for costs associated with the VBR program was included in selling, general and administrative on the unaudited condensed consolidated statement of operations. The Company expects to incur additional costs associated with the VBR program of approximately $5.0 million in the fourth quarter of 2025, with payments continuing through early 2027.
The VBR program liabilities recognized on the unaudited condensed consolidated balance sheet were as follows:

(in thousands)	September 30,
Balance Sheet Location	2025
Accrued expenses and other liabilities	6,713
Other noncurrent liabilities	59
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
The activity related to these plans was as follows:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$—	$2,013	$12,431	$—
Provision	—	—	—	6,967
Payments	—	(386)	(5,439)	(5,340)
Deconsolidation of VIE (Note 1)	—	—	(6,992)	—
Balance at end of period	$—	$1,627	$—	$1,627
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
Recent Developments
Voluntary Bridge to Retirement (“VBR”) Program: During the second quarter of 2025, we initiated a VBR program to reduce operating costs and bridge certain long-tenured eligible employees to retirement. As part of this program, eligible employees were offered severance in the form of salary and benefit continuation. In connection with the VBR program, during the three and nine months ended September 30, 2025, we incurred restructuring costs of $2.1 million and $8.6 million, respectively. We expect to incur additional restructuring costs associated with the VBR program of approximately $5.0 million in the fourth quarter of 2025. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 16 – Restructuring costs,” Item 1 of Part I to this report.
FootJoy Footwear Joint Venture Deconsolidation: As previously disclosed, until 2024, the majority of our FootJoy footwear was manufactured in a facility in Fuzhou, China, owned by a joint venture in which we have a 40% interest, with the remaining 60% owned by our long-standing Taiwan-based supply partner. During 2024, FootJoy shifted footwear production volume from Fuzhou, China to a third-party facility located in Long An Province, Vietnam, which is operated by an affiliate of the same Taiwan-based supply partner. The joint venture ceased production at its Fuzhou, China facility in January 2025 and FootJoy currently contracts to manufacture substantially all of its footwear at the third-party owned Vietnam manufacturing facility. As a result of shifting our footwear manufacturing from the joint venture's Fuzhou, China facility, we are no longer the primary beneficiary of the joint venture and have deconsolidated the accounts of the joint venture from our unaudited condensed consolidated financial statements. As of September 30, 2025, we account for our investment in the joint venture under the equity method of accounting. As a result of this deconsolidation, we recognized a non-cash gain of $20.9 million during the nine months ended September 30, 2025, and currently expect the investment may generate net losses in future periods. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 1 – Summary of Significant Accounting Policies,” Item 1 of Part I to this report.
Tariffs and Foreign Exchange: The U.S. government has recently implemented significant tariff measures, including a baseline tariff of 10% on most products imported into the United States, as well as individualized tariffs on products imported from select trading partners, including Canada, China, Mexico, Thailand and Vietnam. As a result, we are incurring incremental tariff costs in connection with importing raw materials, component parts and finished goods, and increased U.S. tariffs have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may further affect the costs of our imported raw materials, components parts and finished goods and increase market volatility and currency exchange rate fluctuations. We continue to monitor the economic effects of these developments and evaluate opportunities to mitigate their related impacts. See “Risk Factors,” Item 1A of Part II to this report, for additional information.
One Big Beautiful Bill Act ("OBBBA"): On July 4, 2025, the U.S. government enacted the OBBBA, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others in future periods. The Company has completed its initial assessment of the enacted law and has included the impact of the enactment within its consolidated financial statements for the nine months ended September 30, 2025.
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
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding the pricing of our products, go-to-market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define “Adjusted EBITDA” in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, net, income tax expense (benefit), depreciation and amortization, and other items defined in our credit agreement, including: share-based compensation expense; restructuring and transformation costs; certain transaction fees; extraordinary, unusual or non-recurring losses or charges; indemnification expense (income); certain pension settlement costs; certain other non-cash (gains) losses, net and the net income (loss) relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items, or affected by similar nonrecurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., see “—Results of Operations” below.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net sales	$657,658	$620,501	$2,081,506	$2,011,922
Cost of goods sold	338,535	316,287	1,070,905	1,031,896
Gross profit	319,123	304,214	1,010,601	980,026
Operating expenses:
Selling, general and administrative	204,936	199,721	627,203	608,516
Research and development	18,605	18,923	56,397	51,516
Intangible amortization	2,655	3,503	9,659	10,523
Income from operations	92,927	82,067	317,342	309,471
Interest expense, net	14,516	13,187	43,529	40,367
Other expense (income), net	1,758	407	(17,117)	1,289
Income before income taxes	76,653	68,473	290,930	267,815
Income tax expense	28,622	13,198	68,795	57,817
Net income	48,031	55,275	222,135	209,998
Less: Net loss attributable to noncontrolling interests	480	949	1,311	5,416
Net income attributable to Acushnet Holdings Corp.	$48,511	$56,224	$223,446	$215,414
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$48,511	$56,224	$223,446	$215,414
Interest expense, net	14,516	13,187	43,529	40,367
Income tax expense	28,622	13,198	68,795	57,817
Depreciation and amortization	12,978	13,965	42,184	41,716
Share-based compensation	8,510	9,031	24,040	23,998
Restructuring costs (1)	2,823	432	9,642	7,525
Transformation costs (2)(3)	1,845	2,655	8,562	10,557
Other (4)	1,287	(349)	(18,274)	120
Net loss attributable to noncontrolling interests	(480)	(949)	(1,311)	(5,416)
Adjusted EBITDA	$118,612	$107,394	$400,613	$392,098
Adjusted EBITDA margin	18.0%	17.3%	19.2%	19.5%
________________________
(1) For the three and nine months ended September 30, 2025, includes $2.1 million and $8.6 million, respectively, related to the VBR program. For the nine months ended September 30, 2024, includes $7.0 million related to the optimization of our supply chain.
(2) For the three and nine months ended September 30, 2025, includes $1.8 million and $7.8 million, respectively, related to our information technology optimization. For the three and nine months ended September 30, 2024, includes $2.1 million and $8.0 million, respectively, related to our information technology optimization.
(3) For the nine months ended September 30, 2024, includes $2.5 million related to our distribution optimization.
(4) For the three and nine months ended September 30, 2025, includes $0.6 million and $1.9 million, respectively, related to the amortization of capitalized implementation costs for cloud computing arrangements. For the three and nine months ended September 30, 2025, includes pension settlement costs of $0.9 million related to lump-sum distributions to participants in our defined benefit plans as a result of the VBR program. For the nine months ended September 30, 2025, includes a non-cash gain of $20.9 million related to the FootJoy footwear joint venture deconsolidation. In addition, the three and nine months ended September 30, 2025 and 2024 include other gains, losses or costs added back for purposes of calculating Adjusted EBITDA as defined in our credit agreement.

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
Golf balls	$202.4	$190.6	$11.8	6.2%	$10.6	5.6%
Golf clubs	225.2	213.9	11.3	5.3%	9.8	4.6%
Titleist golf equipment	427.6	404.5	23.1	5.7%	20.4	5.0%
FootJoy golf wear	136.5	131.2	5.3	4.0%	4.1	3.1%
Golf gear	61.2	53.6	7.6	14.2%	7.1	13.2%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
United States	$397.0	$374.2	$22.8	6.1%	$22.8	6.1%
EMEA (1)	91.1	75.5	15.6	20.7%	10.6	14.0%
Japan	36.9	41.7	(4.8)	(11.5)%	(5.6)	(13.4)%
Korea	67.7	67.1	0.6	0.9%	1.9	2.8%
Rest of World	65.0	62.0	3.0	4.8%	2.9	4.7%
Total net sales	$657.7	$620.5	$37.2	6.0%	$32.6	5.3%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa (“EMEA”)
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2025	2024	$ change	% change
Titleist golf equipment	$83.7	$81.1	$2.6	3.2%
FootJoy golf wear	4.9	0.6	4.3	716.7%
Golf gear	7.2	4.1	3.1	75.6%

Net Sales
For the three months ended September 30, 2025, net sales increased 6.0%, or 5.3% on a constant currency basis, compared to the three months ended September 30, 2024. The increase was driven by higher net sales in Titleist golf equipment, primarily due to higher average selling prices in golf clubs and sales volumes in golf balls, as well as higher net sales in Golf gear and FootJoy golf wear, primarily due to higher average selling prices across all product categories in both segments.
The increase in net sales in the United States was largely driven by increases in Titleist golf equipment of $13.4 million, in Golf gear of $4.8 million and in FootJoy golf wear of $2.4 million. The increase in Titleist golf equipment was primarily driven by higher average selling prices in golf clubs, as well as higher sales volumes of our 2025 Pro V1 golf ball models. In addition, higher sales volumes of our newly introduced T-Series irons and second model year SM10 wedges were more than offset by lower sales volumes of second model year drivers and fairways. The increase in Golf gear was primarily driven by higher average selling prices across all product categories. The increase in FootJoy golf wear was primarily due to higher average selling prices in golf gloves and apparel. An increase in net sales of products that are not allocated to one of our three reportable segments also contributed to the change in net sales.
Net sales in regions outside the United States increased 5.8%, or 4.0% on a constant currency basis, driven by increases in EMEA, Rest of World and Korea, partially offset by a decrease in Japan. In EMEA and Rest of World, the increases were driven by higher net sales across all reportable segments. In Korea, the increase was primarily due to higher net sales in Titleist golf equipment, largely due to golf balls. In Japan, the decrease was due to lower net sales across all reportable segments, as well as lower net sales of products that are not allocated to one of our three reportable segments.
Gross Profit
Gross profit increased $14.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Gross margin decreased to 48.5% for the three months ended September 30, 2025 compared to 49.0% for the three months ended September 30, 2024. The increase in gross profit was primarily the result of increases in Titleist golf equipment of $6.8 million, in FootJoy golf wear of $3.7 million and in Golf gear of $3.1 million. The increase in Titleist golf equipment was primarily due to the higher sales volumes and higher average selling prices discussed previously, partially offset by an unfavorable shift in product mix. The increase in FootJoy golf wear was primarily due to the higher average selling prices discussed previously and a favorable shift in product mix. The increase in Golf gear was primarily due to the higher average selling prices discussed previously. An increase in gross profit of products not allocated to one of our three reportable segments also contributed to the change in gross profit. These changes in gross profit also include higher tariff costs due to the tariff measures discussed previously.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $5.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily the result of increases of $4.1 million in advertising and promotion expenses and $2.8 million in selling expense, partially offset by a $1.6 million decrease in administrative expense. The increase in advertising and promotion expenses was primarily in Titleist golf equipment to support new product launches. The increase in selling expense was primarily due to investments in our product fitting networks and to enhance consumer engagement. SG&A expenses also include a $1.7 million decrease in losses on foreign exchange forward contracts. In addition, during the three months ended September 30, 2025, SG&A expenses include restructuring costs of $2.1 million related to the VBR program.
Interest Expense, net
Interest expense, net increased $1.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in borrowings, partially offset by a decrease in interest rates, as well as an increase in interest capitalized related to our information technology optimization.
Other Expense (Income), net
Other expense, net increased $1.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a $1.5 million increase in the non-service cost component of net periodic benefit costs driven by an increase in settlement costs, partially as a result of the VBR program.
Income Tax Expense
Income tax expense increased $15.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Our effective income tax rate (“ETR”) was 37.3% for the three months ended September 30, 2025 compared to 19.3% for the three months ended September 30, 2024. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings, as well as a reduced income tax benefit related to the U.S. deduction of foreign-derived intangible income resulting from the enactment of the OBBBA.
Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 5.7%, or 5.0% on a constant currency basis, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by higher average selling prices across all golf club product categories and sales volumes of our 2025 Pro V1 golf ball models. In addition, higher sales volumes of our T-Series irons launched in the third quarter of 2025 and SM10 wedges were more than offset by lower sales volumes of second model year drivers and fairways.
Operating income in our Titleist golf equipment segment increased $2.6 million, or 3.2%, compared to the prior year period. The increase in operating income resulted from an increase of $6.8 million in gross profit, partially offset by higher operating expenses of $5.0 million. The increase in gross profit was primarily driven by the higher sales volumes and higher average selling prices discussed previously, partially offset by an unfavorable shift in product mix and higher tariff costs.

Higher operating expenses were a result of increases of $3.9 million in advertising and promotion expenses and $1.8 million in selling expense.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased 4.0%, or 3.1% on a constant currency basis, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to higher average selling prices across all product categories and higher sales volumes in apparel, partially offset by lower sales volumes in footwear.
Operating income in our FootJoy golf wear segment increased $4.3 million compared to the prior year period, primarily driven by an increase of $3.7 million in gross profit. The increase in gross profit was primarily due to the higher average selling prices discussed previously and a favorable shift in product mix, partially offset by higher tariff costs.

Golf Gear Segment
Net sales in our Golf gear segment increased 14.2%, or 13.2% on a constant currency basis, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by higher average selling prices across all product categories and sales volumes in golf gloves.
Operating income in our Golf gear segment increased $3.1 million, or 75.6% compared to the prior year period, largely as a result of an increase of $3.1 million in gross profit, primarily driven by the higher average selling prices discussed previously, partially offset by higher tariff costs.
Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Net sales by reportable segment is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
Golf balls	$677.9	$646.0	$31.9	4.9%	$32.2	5.0%
Golf clubs	624.6	595.3	29.3	4.9%	29.5	5.0%
Titleist golf equipment	1,302.5	1,241.3	61.2	4.9%	61.7	5.0%
FootJoy golf wear	467.9	477.2	(9.3)	(1.9)%	(8.4)	(1.8)%
Golf gear	208.8	194.2	14.6	7.5%	14.9	7.7%
Net sales information by region is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
United States	$1,255.7	$1,201.0	$54.7	4.6%	$54.7	4.6%
EMEA	293.6	263.9	29.7	11.3%	22.0	8.3%
Japan	102.3	108.7	(6.4)	(5.9)%	(8.1)	(7.5)%
Korea	214.0	226.2	(12.2)	(5.4)%	(2.6)	(1.1)%
Rest of World	215.9	212.1	3.8	1.8%	7.0	3.3%
Total net sales	$2,081.5	$2,011.9	$69.6	3.5%	$73.0	3.6%

Segment operating income by reportable segment is summarized as follows:

	Nine months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2025	2024	$ change	% change
Titleist golf equipment	$245.4	$259.0	$(13.6)	(5.3)%
FootJoy golf wear	41.0	35.4	5.6	15.8%
Golf gear	38.1	27.7	10.4	37.5%

Net Sales
For the nine months ended September 30, 2025, net sales increased 3.5%, or 3.6% on a constant currency basis, compared to the nine months ended September 30, 2024. The increase was driven by higher net sales in Titleist golf equipment, primarily due to higher average selling prices in golf clubs and sales volumes in golf balls, as well as higher net sales in Golf gear, primarily due to higher average selling prices across all product categories. These increases were partially offset by lower net sales in FootJoy golf wear, primarily due to lower sales volumes in footwear, partially offset by higher average selling prices. An increase in net sales of products that are not allocated to one of our three reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was primarily driven by increases in Titleist golf equipment of $44.4 million and in Golf gear of $10.2 million, partially offset by a decrease in FootJoy golf wear of $4.9 million. The increase in Titleist golf equipment was primarily driven by higher average selling prices in golf clubs and higher sales volumes of our 2025 Pro V1 golf ball models and GT hybrids. These increases were partially offset by lower sales volumes of second model year wedges, drivers and performance model golf balls. The increase in Golf gear was primarily driven by higher average selling prices across all product categories and higher sales volumes in golf gloves. The decrease in FootJoy golf wear was primarily due to lower sales volumes in footwear, partially offset by higher average selling prices across all product categories. An increase in net sales of products that are not allocated to one of our three reportable segments also contributed to the change in net sales.
Net sales in regions outside the United States increased 1.8%, or 2.3% on a constant currency basis driven by increases in EMEA and Rest of World, partially offset by decreases in Japan and Korea. In EMEA and Rest of World, the increases were driven by higher net sales across all reportable segments. An increase in net sales of products that are not allocated to one of our three reportable segments also contributed to the change in net sales in Rest of World. In Japan, the decrease was due to lower net sales across all reportable segments, primarily in FootJoy golf wear in the footwear and apparel product categories, as well as in net sales of products that are not allocated to one of our three reportable segments. In Korea, the decrease was largely due to lower net sales in FootJoy golf wear, primarily footwear, and Golf gear, partially offset by higher net sales in Titleist golf equipment.
Gross Profit
Gross profit increased $30.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Gross margin was 48.6% for the nine months ended September 30, 2025 compared to 48.7% for the nine months ended September 30, 2024. The increase in gross profit was primarily the result of increases in Titleist golf equipment of $12.5 million, Golf gear of $12.3 million and FootJoy golf wear of $2.7 million. The increase in Titleist golf equipment was primarily due to the higher sales volumes and higher average selling prices discussed previously, partially offset by higher manufacturing costs. The increase in Golf gear was primarily driven by the higher average selling prices discussed previously and lower distribution costs. The increase in FootJoy golf wear was primarily driven by the higher average selling prices and a favorable shift in product mix, partially offset by lower sales volumes discussed previously. An increase in gross profit of products not allocated to one of our three reportable segments also contributed to the change in gross profit. These changes in gross profit also include higher tariff costs due to the tariff measures discussed previously.
Selling, General and Administrative Expenses
SG&A expenses increased $18.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily the result of increases of $12.2 million in advertising and promotion expenses and $9.0 million in selling expense. The increase in advertising and promotion expenses was primarily in Titleist golf equipment to support new product launches. The increase in selling expense was primarily due to investments in our product fitting networks and to enhance consumer engagement. SG&A expenses also include a $2.2 million decrease in expense related to our distribution optimization, as well as a $5.4 million decrease in foreign currency transaction losses, offset in part by a $2.8 million increase in losses on foreign exchange forward contracts. In addition, for the nine months ended September 30, 2025 and 2024, SG&A expenses also include restructuring costs of $8.6 million related to the VBR program and $7.0 million related to the optimization of our supply chain, respectively.

Research and Development
Research and development expenses increased $4.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily as a result of additional expenses to support next generation product introductions.
Interest Expense, net
Interest expense, net increased $3.1 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in borrowings, partially offset by a decrease in interest rates, as well as an increase in interest capitalized related to our information technology optimization.
Other Expense (Income), net
Other income, net increased $18.4 million for the nine months ended September 30, 2025 compared to other expense, net of $1.3 million for the nine months ended September 30, 2024, primarily due to a non-cash gain of $20.9 million related to the FootJoy footwear joint venture deconsolidation. This increase in other income, net was partially offset by an increase of $1.6 million in the non-service cost component of net periodic benefit costs driven by an increase in settlement costs, partially as a result of the VBR program.
Income Tax Expense
Income tax expense increased $11.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Our ETR was 23.6% for the nine months ended September 30, 2025 compared to 21.6% for the nine months ended September 30, 2024. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings, as well as a reduced income tax benefit related to the U.S. deduction of foreign-derived intangible income resulting from the enactment of the OBBBA.

Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 4.9%, or 5.0% on a constant currency basis, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily driven by higher average selling prices in golf clubs and sales volumes of our 2025 Pro V1 golf ball models. In addition, higher sales volumes of our GT hybrids launched in the first quarter of 2025 and T-Series irons launched in the third quarter of 2025 were more than offset by lower sales volumes of second model year wedges, drivers and performance model golf balls.
Operating income in our Titleist golf equipment segment decreased $13.6 million, or 5.3% compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $26.8 million partially offset by an increase in gross profit of $12.5 million. The increase in gross profit was primarily driven by the higher sales volumes and higher average selling prices as discussed previously, partially offset by higher tariff and manufacturing costs. Higher operating expenses were a result of increases of $12.5 million in advertising and promotion expenses, $7.7 million in selling expense, $4.0 million in research and development expenses and $2.7 million in administrative expense.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 1.9%, or 1.8% on a constant currency basis, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to lower sales volumes, primarily in footwear, partially offset by higher average selling prices across all product categories.
Operating income in our FootJoy golf wear segment increased $5.6 million, or 15.8% compared to the prior year period. The increase in operating income resulted from lower operating expenses of $2.9 million and higher gross profit of $2.7 million. Gross profit increased primarily as a result of the higher average selling prices discussed previously and a favorable shift in product mix, partially offset by lower sales volumes as discussed previously and higher tariff costs. Lower operating expenses were primarily a result of decreases of $1.5 million in advertising and promotion expenses and $1.2 million in administrative expense.

Golf Gear Segment
Net sales in our Golf gear segment increased 7.5%, or 7.7% on a constant currency basis, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by higher average selling prices across all product categories and higher sales volumes in golf gloves.
Operating income in our Golf gear segment increased $10.4 million, or 37.5% compared to the prior year period. The increase in operating income resulted from higher gross profit of $12.3 million, largely due to the higher average selling prices and lower distribution costs discussed previously, partially offset by higher tariff costs.
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
As of September 30, 2025, we had $88.1 million of unrestricted cash and cash equivalents. As of September 30, 2025, 97.1% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost-effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
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
Debt and Financing Arrangements
As of September 30, 2025, we had $416.1 million of availability under our multi-currency revolving credit facility after giving effect to $4.2 million of outstanding letters of credit. Additionally, we had $33.2 million available under certain local credit facilities of our subsidiaries.
The credit agreement governing our multi-currency revolving credit facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. This credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2025, we were in compliance with all covenants under our credit agreement.
The indenture governing our senior unsecured notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur additional debt or issue certain preferred stock; pay dividends or repurchase or redeem capital stock; prepay, redeem or repurchase certain debt; make loans and investments; sell assets; incur liens; enter into certain types of transactions with the Company’s affiliates; and consolidate or merge with or into other companies. As of September 30, 2025, we were in compliance with all covenants under the indenture.
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
Dividends and Share Repurchase Program
During the nine months ended September 30, 2025, we paid dividends on our common stock of $42.4 million to our shareholders. During the fourth quarter of 2025, our board of directors declared a dividend of $0.235 per share of common stock to shareholders of record as of December 5, 2025 and payable on December 19, 2025.
As of September 30, 2025, our board of directors had authorized us to repurchase up to an aggregate of $1.25 billion of our issued and outstanding common stock.
During the nine months ended September 30, 2025, we repurchased 2,842,719 shares of our common stock at an average price of $65.96 for an aggregate of $187.5 million. Included in this amount were 1,889,313 shares of our common stock repurchased from Magnus Holdings Co., Ltd. ("Magnus"), for an aggregate of $125.0 million. As of September 30, 2025, we had $264.7 million remaining under the current share repurchase authorization.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I to this report for a description of our share repurchase program and our share repurchase agreements.
Capital Expenditures and Other Investments
During the nine months ended September 30, 2025, we invested $51.3 million in capital expenditures. We expect to invest approximately $75.0 million in capital expenditures for the full year, although actual amounts may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities, as well as investments in facilities to support our global strategic initiatives.
In addition, during the nine months ended September 30, 2025, we invested $29.7 million in capitalized implementation costs associated with the implementation of a new global cloud-based enterprise resource planning ("ERP") platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. We expect to invest approximately $35.0 million in capitalized implementation costs associated with this global ERP platform for the full year.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2025	2024
Cash flows from:
Operating activities	$194,708	$246,228
Investing activities	(51,346)	(42,522)
Financing activities	(110,225)	(171,675)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3,285	1,596
Net increase in cash, cash equivalents and restricted cash	$36,422	$33,627

Cash Flows from Operating Activities
The decrease in cash provided by operating activities was primarily driven by investments in our global ERP platform, as well as an increase in cash used to fund other working capital requirements. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
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
As of September 30, 2025, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

From time to time, we enter into interest rate swap contracts to reduce our interest rate risk related to floating rate debt. Under these contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of September 30, 2025, there were no interest rate swap contracts outstanding. See "Notes to Unaudited Condensed Consolidated Financial Statements – Note 6 – Derivative Financial Instruments," Item 1 of Part I, to this report for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of September 30, 2025, we had $554.8 million of outstanding indebtedness at variable interest rates. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of September 30, 2025 would have resulted in an increase of $5.5 million in our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at September 30, 2025 was $218.1 million, representing a net settlement liability of $1.5 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of September 30, 2025, while not predictive in nature, indicated that the net settlement liability of $1.5 million would increase by $18.4 million resulting in a net settlement liability of $19.9 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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

ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The U.S. government has recently implemented significant tariff measures, including a baseline tariff of 10% on most products imported into the United States, as well as individualized tariffs on products imported from select trading partners, including Canada, China, Mexico, Thailand and Vietnam. As a result, we are incurring incremental tariff costs in connection with importing raw materials, component parts and finished goods. The U.S. government has also announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. These actions are impacting bilateral trade relations, with many U.S. trading partners imposing or publicly considering retaliatory tariffs on U.S. imports. The tariff policy environment has been and is expected to continue to be dynamic, and the ultimate impact of any tariffs will depend on the magnitude and duration of the tariffs and the countries impacted. If we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, sourcing arrangements or other measures, our business, financial condition and results of operations could be materially adversely affected.
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
ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the third quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2025 - July 31, 2025 (1)	953,406	$65.56	953,406	$264,660
August 1, 2025 - August 31, 2025	—	—	—	264,660
September 1, 2025- September 30, 2025	—	—	—	264,660
Total	953,406	$65.56	953,406

_______________________________________________________________________________
(1)    Represents 953,406 shares of our common stock repurchased from Magnus on July 10, 2025 for an aggregate of $62.5 million in satisfaction of our previously disclosed obligations under a share repurchase agreement with Magnus. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I to this report for a description of our share repurchase program and our share repurchase agreements.

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

ACUSHNET HOLDINGS CORP.

Dated: November 5, 2025	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2025	By:	/s/ Sean Sullivan
Sean Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

