Form 10-K
period 2025-12-31
Acushnet Holdings Corp.
filed 2026-02-27
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form	10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2025, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $2.0 billion. The registrant's common stock trades on the New York Stock Exchange under the symbol “GOLF.”
The registrant had 58,560,358 shares of common stock outstanding as of February 20, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to the Registrant’s Annual General Meeting of Shareholders, to be held on June 8, 2026, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

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
TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This Annual Report includes trademarks, trade names and service marks that we either own or license, such as “Titleist,” “FootJoy,” “Pro V1,” “Pro V1x,”“Pro V1x Left Dash,” “AVX,” “FJ,” “MyJoys,” “Pinnacle,” “Scotty Cameron,” the Circle T Design, “GT,” “TSR,” “T Series,” “Vokey Design,” “MyTPI,” “TPI,” “Titleist Performance Institute,” “Links & Kings,” “LINKSLEGEND Series,” “Club Glove” and “KJUS” which are protected under applicable intellectual property laws. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. This report may also contain trademarks, trade names and service marks of other parties, and we do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
iii

PART I
ITEM 1.            BUSINESS
Overview
We are the global leader in the design, development, manufacture and distribution of performance‑driven golf products, and these products are widely recognized for their quality excellence. Our mission—to be the performance and quality leader in every golf product category in which we compete—has remained consistent since we entered the golf ball business in 1932. Today, we are the steward of two of the most revered brands in golf—Titleist, one of golf’s leading performance equipment brands, and FootJoy, one of golf’s leading performance wearable brands. Titleist has been the #1 ball in professional golf for over 75 years and FootJoy has been the #1 shoe on the PGA Tour for eight decades.
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
For the year ended December 31, 2025, we recorded net sales of $2,558.7 million, net income attributable to Acushnet Holdings Corp. of $188.5 million and Adjusted EBITDA (as defined below) of $410.4 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II to this report, for a reconciliation of Adjusted EBITDA to net income attributable to Acushnet Holdings Corp., the most directly comparable GAAP financial measure.
Corporate History
Acushnet Company was originally founded as “Acushnet Process Company” in Acushnet, Massachusetts by Phil “Skipper” Young in 1910, and our golf business was established in 1932. In 1976, Acushnet Company was acquired by American Brands, Inc. (the predecessor company of Beam Suntory, Inc. (“Beam”)). We acquired FootJoy in 1985. In July 2011, Acushnet Holdings Corp. (at the time known as Alexandria Holdings Corp.), an entity owned by Misto Holdings Corp. (at the time known as Fila Korea Co., Ltd.) , and certain financial investors, acquired Acushnet Company from Beam. We completed an initial public offering of our common stock in November 2016.
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

Product Platform
Leveraging the success of our golf ball and golf shoe businesses, while maintaining the core values of the Titleist and FootJoy brands, we have strategically entered into product categories such as golf clubs, wedges, putters, golf gloves, golf gear and golf wear. Since the dedicated golfer views each performance product category on its own merits, we have approached each category on its own terms by committing the necessary resources to become a performance and quality leader in each product category where we participate. As a result, we have built an industry leading platform across all performance product categories, driving a market‑differentiating mix of consumable products, which we consider to be golf balls and golf gloves, which collectively represented nearly 40% of our net sales in 2025, and more durable products, which we consider to be golf clubs, golf shoes, golf apparel and golf gear, which collectively represented over 60% of our net sales in 2025.
We operate under the following three reportable segments: (i) Titleist golf equipment, (ii) FootJoy golf wear and (iii) Golf gear, which represented approximately 62%, 22% and 10%, respectively, of net sales in 2025. For further information surrounding the principal products of each reportable segment, see “Our Products” further below. Financial information for our segments, including sales by geographic area, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of Part II to this report and in “Notes to Consolidated Financial Statements – Note 21 – Segment Information,” Item 8 of Part II to this report.
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

Market Overview and Opportunity
Market Overview
The game of golf remained in high demand in 2025, with the number of on-course golf participants in the U.S. increasing for the eighth consecutive year. Worldwide, the number of rounds played increased by approximately 2% compared to 2024, and by approximately 22% compared to 2019. In the U.S., which represents the game’s largest market, the number of rounds played increased by approximately 1% compared to 2024, and by approximately 25% compared to 2019. We anticipate that the number of rounds played will remain resilient in 2026, driven by an increased number of dedicated golfers and continued participation.
Golfer Demographics. Golf is a recreational activity that requires both time and financial resources. The industry has historically been driven by adults aged 30 and above—primarily gen x-ers, baby boomers, millennials, and, increasingly, gen z—who have the capacity to participate consistently in the sport. Beyond the gen x and baby boomer cohorts, promising developments include a generational shift in golfer demographics fueled by millennial and gen z golfers making their marks at both professional and amateur levels, as well as a notable rise in junior participation among players ages 6–17. The sport’s demographic base is further broadening, supported by a sustained increase in women participating in golf in recent years.
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
•FootJoy Footwear. We continue to invest in design and innovation to bring golf-specific performance advancements to the footwear category. We launched several new models in 2025, and we plan to continue to enrich our consumer connection initiatives with digital content, product trial and fit experiences in key global markets.

Increase Penetration in Golf Gear and Wear Categories. We intend to build on the brand loyalty that the dedicated golfer has developed for our Titleist ball and club categories and FootJoy shoe and glove categories in order to increase our penetration in the adjacent categories of golf gear and golf wear. We also evaluate acquisition opportunities that generally feature premium performance products that appeal to the dedicated golfer and can benefit from our global distribution and supply chain capabilities. We expect to continue to drive growth across these categories by employing the following initiatives:
•Golf Gear. Our Golf gear business designs, manufactures and sells a range of golf gear products under the Titleist, Club Glove and Links & Kings brands. For Titleist gear, we are committed to providing golf bags, headwear, gloves, travel gear and other accessories of performance and quality excellence that are faithful to the Titleist brand promise. Titleist gear continues to make investments in design and engineering resources and to leverage dedicated player insights to drive product excellence in these product categories. We expect that Club Glove, an industry leader specializing in premium golf travel products, and Links & Kings, focused on luxury leather golf and lifestyle products, will both be driven by investments in product development and elevated digital capabilities as well as optimization of distribution channels to support growth.
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
Net sales of Titleist golf equipment for the years ended December 31, 2025, 2024 and 2023 were $1,596.2 million, $1,507.8 million and $1,420.4 million, respectively, representing approximately 62% of our total net sales in 2025.
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
In early 2026, and for the first time since 2018, we launched a new model of our Pro V1x Left Dash golf ball. The new Pro V1x Left Dash features a reformulated dual core to produce more speed, a thicker casing layer to maintain Pro V1x Left Dash’s signature spin profile and a new aerodynamic dimple pattern to maximize distance and flight stability. Complementing Pro V1 and Pro V1x, Pro V1x Left Dash meets the performance needs of players seeking high flight, extremely low long game spin and tour-validated short game spin. Titleist Pro V1 and Pro V1x models remain the most trusted, best performing and most consistent golf balls in the game. On the 2025 worldwide professional tours, Titleist golf balls accounted for 72% of all golf balls used, over seven times more than the nearest competitor.
We also offer RCT models of our Pro V1, Pro V1x and Pro V1x Left Dash golf balls. RCT stands for “Radar Capture Technology,” a proprietary, patented technology that was validated in collaboration with a team of golf equipment fitting experts. In development for over two years, these products showcase the technological capabilities of the Titleist golf ball R&D and operations teams. Our RCT golf balls are engineered to deliver the most accurate golf ball data on indoor radar-based launch monitors and offer the exact same design, quality and performance as their Pro V1, Pro V1x and Pro V1x Left Dash counterparts.
Also in early 2026, we launched new models of our AVX, Tour Soft, and Velocity golf balls. AVX complements the Pro V1 family, offering players a lower flight, lower spin option with even softer feel. The 2026 AVX features improved high gradient core chemistry, a high flex casing layer and a thicker, softer, urethane cover. The 2026 Tour Soft is designed for players who prioritize distance, stopping power and soft feel, and features a reformulated core for more speed, a thicker, proprietary blend cover for improved short game control and a new aerodynamic dimple pattern to maximize distance and flight stability. The 2026 Velocity is designed for players seeking explosive distance and durability and features a new, faster cover material that increases ball speed while decreasing long game spin. TruFeel, the softest Titleist golf ball, completes the Titleist golf ball family. All Titleist golf balls feature unique aerodynamic dimple patterns and are manufactured to industry leading quality standards.
The Pinnacle brand completes the Acushnet golf ball portfolio with Pinnacle Distance. Validating its distance-first design, Pinnacle remains the ball of choice for the World Long Drive competition for its consistently long performance. Competing in the price segment, the Pinnacle brand allows the Titleist brand to focus on the premium performance and performance segments of the market. It also helps to support the thousands of golf shops that choose to exclusively stock Titleist and Pinnacle golf balls and offer golf balls in each market segment to their golfers.
We are also a leader in custom imprinted golf balls. In 2026, we expect to expand and increase the availability of Alignment Integrated Marking (“AIM”) features on every Titleist golf ball in our portfolio, including tour-validated single line AIM Performance on Pro V1, Pro V1x and Pro V1x Left Dash, AIM 360° on AVX and TruFeel, and select AIM features on Tour Soft and Velocity. Custom imprint capabilities include printing high quality reproductions of country club or resort logos, tournament logos, corporate logos and personalization on Titleist and Pinnacle golf balls. The majority of custom imprinting is done for corporate logos, which reflects the longstanding connection between the business community and golf. On average, custom golf ball sales represent approximately 25-30% of our global net golf ball sales.

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
FootJoy
FootJoy is one of golf’s leading performance wearable brands, which consists collectively of golf shoes, gloves, outerwear and apparel. Net sales of FootJoy products for the years ended December 31, 2025, 2024 and 2023 were $569.9 million, $574.6 million and $590.0 million, respectively, representing approximately 22% of our total net sales in 2025.
FootJoy Golf Shoes
FootJoy is the #1 shoe in golf and has been the #1 shoe on the PGA Tour for eight decades (since 1945). With an exclusive focus on golf, FootJoy shoes are designed, developed and manufactured for all golfers across multiple golf shoe categories, including modern classics, technical performance, casual and athletic.

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
Net sales of Golf gear for the years ended December 31, 2025, 2024 and 2023 were $244.9 million, $232.1 million and $222.6 million, respectively, representing approximately 10% of our total net sales in 2025.
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

Through ACL FootJoy Pte. Ltd. (“ACL FootJoy”), a joint venture in which we have a 40% interest, we source raw materials for and contract for the manufacture and production of substantially all of our FootJoy golf shoes at a facility in Long An Province, Vietnam (the “Long An Facility”), which is owned by an affiliate of Myre Overseas Corp. ( “Myre”), our long-standing Taiwan-based supply partner and ACL FootJoy joint venture partner. See “Notes to Consolidated Financial Statements – Note 8 – Other Business Developments,” Item 8 of Part II to this report, for a discussion of the ACL FootJoy joint venture.
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
We operate, and have our own field sales representation, in those countries that represent the substantial majority of golf equipment and wearable sales, including the United States, Japan, Korea, the United Kingdom, Canada, Germany, Sweden, France, Greater China, Australia, New Zealand, Thailand, Malaysia and Switzerland. Exclusive Titleist and FootJoy brand retail stores have been established within key Asia Pacific markets to elevate brand experiences, presence and product presentation for dedicated golfers. Primarily focused on Titleist and FootJoy apparel collections unique to Korea, Japan and mainland China, these upscale brand and product showcase locations capture the undivided attention of dedicated Titleist and FootJoy brand fans, as well as provide for expanded education, selection and fitting experiences. In other countries in which we sell our products, we rely on select distributors to deepen our reach into those markets. Given the unique characteristics of each market, each country administers its own in‑country channel of distribution strategy.
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
We employ approximately 500 sales representatives worldwide, who are compensated through a combination of salary and a performance bonus, and in some instances, commissions. In both our direct sales and distributor markets, our trade partners are subject to our redistribution policy.
Supplementing our core field sales partnerships are internet‑based initiatives and eCommerce websites. Titleist, FootJoy, KJUS, Links & Kings, Club Glove and PG Golf have established eCommerce websites accessible around the globe, and we plan to further expand eCommerce initiatives in the coming years. These eCommerce initiatives are expected to yield incremental sales and profitability and enriched data on golfers’ preferences and trends, as well as to foster deeper and more real-time connections with dedicated golfers.
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
Raw Materials
    Where possible, we use multiple suppliers or multiple production facilities, some with geographic separation, to reduce the risk of raw material shortages, but in some instances, we rely on a sole or limited number of third-party suppliers and manufacturers for raw materials. Our highest raw material consumption for golf balls, in order, is polybutadiene, ionomers, zinc diacrylate, urethane and coatings. We source the raw materials for our golf glove and golf shoe businesses, and certain of the components for our golf shoe business, from third-party suppliers. Our golf club team employs the primary materials of tungsten, steel, titanium and aluminum and has six custom manufacturing locations around the globe, with each responsible for supply chain execution, allowing each region to respond to market specific needs or trends. For our golf gear and FootJoy, KJUS and Titleist apparel businesses, we source the finished products from select third-party vendors that have the necessary quality and technical capabilities.

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
For the years ended December 31, 2025, 2024 and 2023, we invested $76.5 million, $67.8 million and $64.8 million, respectively, in R&D.
Patents, Trademarks and Licenses
We consider our patents and trademarks to be among our most valuable assets. We are dedicated to protecting the innovations created by our R&D teams by developing broad and deep patent and trademark portfolios across all product categories.
As a result, we have strong patent positions across our product categories and innovation spaces in which we operate, and have become the leader in obtaining golf ball and golf club patents worldwide. In addition, we believe we have more combined golf shoe and golf glove utility patents than all competitors combined. We have over 850 active U.S. utility patents in golf balls, approximately 775 active U.S. patents in golf clubs, wedges and putters and over 200 U.S. patents in golf shoes and gloves. In 2025, we filed approximately 285 U.S. patent applications and received over 180 U.S. patents.
We own or license a large portfolio of trademarks, including, but not limited to, Titleist, Pro V1, Pro V1x, ProV1x Left Dash, AVX, Pinnacle, GT, TSR, T Series, CNCPT, Vokey Design, Scotty Cameron, Studio Style, Phantom, the Circle T Design, Scotty Dog logo, FootJoy, FJ, DryJoys, HyperFlex, StaSof, ProDry, MyJoys, MyTPI, TPI, Titleist Performance Institute, Links & Kings, LINKSLEGEND Series, Club Glove and KJUS. We protect our trademarks by obtaining registrations where appropriate and opposing or cancelling material infringements. We also have rights in several common law marks.
Competition
There are unique aspects to the competitive dynamic in each of our product categories.
The golf equipment business is highly competitive. There are a number of well‑established and well‑financed competitors, including Callaway, TaylorMade, Karsten Manufacturing Corporation (“Ping”), SRI Sports Limited (Dunlop and Srixon brands) and Bridgestone (Bridgestone and Precept brands). Golf equipment products generally compete on the basis of technology, quality, performance, custom fitting and customer service.
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

Each of our Golf gear brands competes against numerous competitors in each of their respective product categories and geographical markets. Golf gear products generally compete on the basis of quality, performance, styling and customer service.
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
Regulation
The Rules of Golf
We seek to have our golf ball and golf club products conform with the Rules of Golf published by the United States Golf Association (the “USGA”) and The Royal and Ancient Golf Club of St. Andrews (the “R&A” and, together with the USGA, the “Governing Bodies”), because these rules are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States and Mexico, and the R&A publishes rules that are generally followed in most other countries around the world. The Rules of Golf as published by the Governing Bodies are virtually the same and are intended to be so pursuant to a Joint Statement of Principles issued in 2001.
The Rules of Golf set testing standards and establish limitations for the design and performance of golf balls and golf clubs. Many new regulations on golf balls and golf clubs have been introduced in the past 25 years, which we believe has been one of the most active periods for golf equipment regulation in the history of golf.
Golf Balls
Historically, the Rules of Golf have regulated golf ball size, weight, spherical symmetry, initial velocity and overall distance. On December 6, 2023, the Governing Bodies issued a Notice of Decision relating to an “Update to the Conformance Testing of Golf Balls to the Overall Distance Standard” (the “ODS Notice”). The ODS Notice announced a change (effective in January 2028) to the Overall Distance Standard (“ODS”) testing method that, if implemented, will reduce the distance that conforming golf balls will travel when struck by golfers. The Notice provides that recreational players may continue to use golf balls which conform to the current ODS testing standard until January 1, 2030. On January 16, 2026, the Governing Bodies issued an Area of Interest requesting comment on a possible change from the phased implementation to a single date across the whole game, which would be effective January 2030. The final outcome of this Area of Interest, the ODS Notice, and the impact of any implementation thereof or any other potential changes to the Rules of Golf are uncertain at this time.
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
Employees and Human Capital Resources
Acushnet’s associates and our enduring culture are two key elements of our success. Guided by our strong corporate values, Acushnet’s associates are a key source of competitive advantage. As of December 31, 2025, we employed approximately 7,300 associates worldwide. Reflecting our truly global organization, approximately 3,400 of our associates are located in the Americas, over 700 are located in EMEA and approximately 3,200 are located in Asia Pacific. Approximately 55% of our associates are in manufacturing roles across our global manufacturing footprint.
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
Essential to our recruitment and retention of top talent is our commitment to creating a collaborative and inclusive workplace where people feel a strong sense of pride in their work and connection to our organizational mission and goals. We seek to foster a culture that is representative of our global locations, where our unique backgrounds and perspectives enrich the experience of dedicated golfers, our associates and the communities around us. Engagement with associates at all levels is driven through open discussion, active listening and engagement surveys. Survey results continue to demonstrate that associate engagement is strong, driven by excitement for the future and a strong sense of belonging within the Company. We expect to continue to enhance our associates’ experiences by investing in platforms that strengthen associate connection and development.
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
•Many of our raw materials and product components are provided by a sole or limited number of third-party suppliers and manufacturers, and the cost of our raw materials and product components could affect our operating results.
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
•We rely on complex information systems to manage our manufacturing, distribution, sales, finance, accounting and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.
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
•We and our subsidiaries may be able to incur significant amounts of debt, which could exacerbate the risks associated with current indebtedness.

•The credit agreement that governs our multi-currency revolving credit facility contains restrictions that limit our flexibility in operating our business.

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
Golf is a recreational activity that requires both time and financial resources, and different generations and socioeconomic and ethnic groups use their leisure time and discretionary funds in different ways. Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among older generations. A decline in golf participation or the number of rounds of golf played due to factors such as demographic changes or lack of interest in the sport among young people or certain socioeconomic and ethnic groups could reduce sales of our products and materially adversely affect our business, financial condition and results of operations.
U.S. and foreign trade policies, including the assessment of tariffs and other impositions on imported goods, may have a material adverse effect on our business, financial condition and results of operations.
During 2025, the U.S. government announced the imposition of significant tariff measures, including a baseline tariff of 10% on most products imported into the United States, as well as individualized tariffs on products imported from select trading partners, including Canada, China, Mexico, Thailand and Vietnam. As a result, we are incurring incremental tariff costs in connection with importing raw materials, component parts and finished goods. The U.S. government has also announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. These actions are impacting bilateral trade relations, with many U.S. trading partners imposing or publicly considering retaliatory tariffs on U.S. imports. The tariff policy environment has been and is expected to continue to be dynamic, and the ultimate impact of any tariffs will depend on the magnitude and duration of the tariffs imposed and the countries impacted. If we are unable to mitigate tariff-related risks through supply chain adjustments, pricing strategies, sourcing arrangements or other measures, our business, financial condition and results of operations could be materially adversely affected.
Additionally, U.S. policy changes and uncertainty about such changes may increase market volatility and currency exchange rate fluctuations. As part of our foreign currency exchange rate hedging strategy, we have and expect to continue to execute forward contracts to protect against adverse changes in foreign currency exchange rates and to mitigate foreign currency transaction risk. However, our hedging activities may not be sufficient to offset the adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could materially adversely affect our business, financial condition and results of operations. See also “—Our operations are conducted worldwide and our results of operations are subject to currency transaction and translation risks that could materially adversely affect our business, financial condition and results of operations” and “—We have significant international operations and are exposed to risks associated with doing business globally.”
Changes to the Rules of Golf with respect to equipment could materially adversely affect our business, financial condition and results of operations.
Golf’s most regulated categories are golf balls and golf clubs. We seek to have our golf ball and golf club products conform with the Rules of Golf because these rules are generally followed by golfers, both professional and amateur. The Rules of Golf set testing standards and establish limitations for the design and performance of golf balls and golf clubs. Historically, the Rules of Golf have regulated golf ball size, weight, spherical symmetry, initial velocity and overall distance. The Governing Bodies have also focused on golf club regulations, including limiting wedge and iron groove size, the size and spring‑like effect of driver faces and club head moment of inertia. In the future, existing Rules of Golf may be altered in ways that may adversely affect the sales of our current or future products.
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
Many of our raw materials and product components are provided by a sole or limited number of third‑party suppliers and manufacturers, and the cost of our raw materials and product components could affect our operating results.
We rely on a sole or limited number of third‑party suppliers and manufacturers for many of our raw materials and components in our golf balls, golf clubs, golf gloves, golf shoes and certain of our other products. We also use specialized and geographically limited sources for certain of the raw materials used to make our golf gloves and other products. Many of these materials are customized for us and some of our products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. If we were to experience any delay or interruption in such supplies, we may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business. We continue to be exposed to price increases and availability risks with respect to certain materials and components used by us, our suppliers and our manufacturers, including polybutadiene, zinc diacrylate, urethane and ionomers for the manufacturing of our golf balls, tungsten, titanium and steel for the manufacturing of our golf clubs, leather and synthetic fabrics for the manufacturing of our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum‑based materials for a number of our products. Any significant supply chain disruptions, price fluctuations or shortages in raw materials or components, including the costs to transport such materials or components of our products, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials could materially adversely affect our business, financial condition and results of operations.
A disruption in the operations of our suppliers could materially adversely affect our business, financial condition and results of operations.
Our ability to continue selecting reliable suppliers who provide timely deliveries of quality materials and components will impact our success in meeting customer demand for timely delivery of quality products. If we experience significantly increased demand, or if, for any reason, we need to replace an existing manufacturer or supplier, there can be no assurance that additional supplies of raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any new supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. Furthermore, the ability of third‑party suppliers to timely deliver raw materials or components may be affected by events beyond their control, such as work stoppages or slowdowns, transportation issues, changes in trade or tariff laws, or significant weather and health conditions, and there can be no assurance that our suppliers and manufacturers will continue to provide raw materials and components that are consistent with our standards and that comply with all applicable laws and regulations. We have occasionally received, and may in the future receive, shipments of supplies or components that fail to conform to our quality control standards, and we have in the past and may again in the future experience supply chain disruptions and related shortages of various raw materials. In addition, while we do not control our suppliers or their labor practices, negative publicity regarding the management of facilities, production methods employed or materials used by any of our suppliers could adversely affect our reputation and may force us to seek alternative suppliers. If any of the foregoing were to occur, unless we obtain replacement supplies or components in a timely manner, we risk the loss of sales resulting from the inability to manufacture our products and could incur related increased administrative and shipping costs.
In addition, should we decide to transition existing manufacturing between third‑party manufacturers or to transition existing in‑house manufacturing to third‑party manufacturers, such as the transition of our footwear manufacturing to a third-party owned facility in Vietnam, the risk of a supply chain disruption could increase. Even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. Any material delays, interruption or increased costs in the supply of raw materials or components of our products could impact our ability to meet customer demand, which could negatively impact our brands and materially adversely affect our business, financial condition and results of operations.

Our operations are conducted worldwide and our results of operations are subject to currency transaction and translation risks that could materially adversely affect our business, financial condition and results of operations.
For the year ended December 31, 2025, $1,035.4 million of our net sales were generated in regions outside of the United States. Substantially all net sales from regions outside of the United States were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of our purchases of inventory, raw materials and components in these regions are made in U.S. dollars. As a result, we are exposed to transaction risk attributable to fluctuations in currency exchange rates, which can impact the gross profit of our international subsidiaries. In addition, because substantially all of the operating expenses incurred by our international subsidiaries are denominated in foreign currencies, we are exposed to currency translation risk when we translate the financial results of our consolidated subsidiaries from their local currency into U.S. dollars. Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.
We have entered and expect to continue entering into various foreign exchange forward contracts to protect against adverse changes in foreign exchange rates and attempt to mitigate foreign currency transaction risk. Our hedging activities can reduce, but not eliminate, the effects of foreign currency transaction risk on our financial results. The extent to which our hedging activities mitigate foreign currency transaction risks varies based upon many factors, including the timing, value and volume of transactions being hedged, accuracy of sales forecasts, volatility of currency markets, the availability of hedging instruments and limitations on the duration of such hedging instruments. Because these hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but could also reduce the positive impact of a weaker U.S. dollar. We are also exposed to credit risk from the counterparties to our hedging activities and market conditions could cause such counterparties to experience financial difficulties. As a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become more costly.
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
We compete against large‑scale global sports equipment and apparel companies, Japanese industrials, and more specialized golf equipment and golf wear companies. Many of our competitors have significant competitive strengths, including long operating histories, large consumer bases, established relationships with a broad set of suppliers and customers, established regional or local presence, strong brand recognition and greater financial, R&D, marketing, distribution and other resources than we do. There are unique aspects to the competitive dynamic in each of our product categories and markets. We are not the market leader with respect to certain categories or in certain markets.
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
Our competitors may be able to create and maintain brand awareness, gain market share and increase sales in new and existing markets more quickly and effectively than we can, and many of our competitors have substantial resources to devote towards these initiatives. If we are unable to grow or maintain our competitive position in any of our product categories, it could materially adversely affect our business, financial condition and results of operations.
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
On a consolidated basis, no one customer that sells or distributes our products accounted for more than 10% of our consolidated net sales in the year ended December 31, 2025. However, our top ten customers accounted for approximately 20% of our consolidated net sales in the year ended December 31, 2025. Accordingly, the loss of a small number of our large customers, or the reduction in business with one or more of these customers, could materially adversely affect our business, financial condition and results of operations. We do not currently have minimum purchase agreements with these large customers.
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
Our business depends on strong brands, and if we are not able to maintain and enhance our brands, we may be unable to sell our products.
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
Political, social and geopolitical conditions in the markets in which our products are manufactured and/or sold have been and could continue to be difficult to predict, and may result in adverse effects on our business. The effects of elections, referendums or other political conditions, events, tensions, wars, and other military conflicts in these markets have in the past impacted and could continue to impact how existing laws, regulations and government programs or policies are implemented or result in uncertainty as to how such laws, regulations, programs or policies may change, including with respect to the negotiation of new trade agreements, new, expanded or retaliatory tariffs against certain countries or covering certain products or ingredients (see “—U.S. and foreign trade policies, including the assessment of tariffs and other impositions on imported goods, may have a material adverse effect on our business, financial condition and results of operations”), sanctions, environmental and climate change regulations, taxes, benefit programs, the movement of goods, services and people between countries, relationships between countries, customer or consumer perception of a particular country or its government and other matters. Such uncertainty could have a negative impact on our business. Further, any changes in global or national political movements or trade policies could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations.
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
•increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions;
•increased difficulty in controlling and monitoring foreign operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for our foreign operations; and
•increased exposure to interruptions in air carrier or ship services.
Any violation of our policies or any applicable laws and regulations by our suppliers or manufacturers could interrupt or otherwise disrupt our sourcing, adversely affect our reputation or damage our brand image. While we do not control these suppliers or manufacturers or their labor practices, negative publicity regarding the management of facilities by, production methods of or materials used by any of our suppliers or manufacturers could adversely affect our reputation and sales and force us to seek alternative suppliers or manufacturing sources, which could materially adversely affect our business, financial condition and results of operations.
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
We use United Parcel Service and FedEx Corporation for substantially all ground shipments of products to our U.S. customers. We use ocean shipping services and air carriers for most of our international shipments of products and many of the components we use to manufacture and assemble our products. If there are changes in trade or tariff laws which result in customs processing delays or any significant interruption in service by such providers or at shipping ports or airports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products or components in a timely and cost‑efficient manner. We could experience manufacturing delays, increased manufacturing and shipping costs, and lost sales due to missed delivery deadlines and product introduction and demand cycles. Any significant interruption in ground shipment services, ship services, at shipping ports or air carrier services could materially adversely affect our business, financial condition and results of operations. If the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our business, financial condition and results of operations could be materially adversely affected.
If we are unable to successfully manage the implementation of our new Enterprise Resource Planning ("ERP") platform, our business and results of operations or the effectiveness of our internal controls over financial reporting may be adversely affected.
We are in the process of implementing a new worldwide ERP platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. Additional implementation activities are expected to continue in phases over the next several years. ERP implementations are complex, labor intensive, and time-consuming projects, which also involve substantial expenditures on system software and implementation activities. The successful implementation of the new ERP platform is critical to our ability to provide important information to management, obtain and deliver products, provide services and customer support, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP platform has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience additional time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the new ERP platform. Any material deficiencies in the design and implementation of the new ERP platform could also result in potentially materially higher costs and could adversely affect our ability to operate our business and otherwise negatively affect our financial reporting and the effectiveness of our internal control over financial reporting. Any of these consequences could have a material adverse effect on our business, financial condition and results of operations.
We rely on complex information systems to manage our manufacturing, distribution, sales, finance, accounting and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.
All of our major operations, including manufacturing, distribution, sales, finance and accounting, are dependent upon complex information systems. Our information systems are vulnerable to damage or interruption from:
•earthquake, fire, flood, hurricane and other natural disasters;
•power loss, computer systems failure, internet and telecommunications or data network failure;
•hackers, computer viruses, unauthorized access, software bugs or glitches; and
•accidental or unlawful acts by authorized personnel, including our employees, contractors and vendors.
For example, in November 2025, a technical error by a cloud technology company caused widespread disruptions of services across the internet. Although we did not experience any material impacts as a result of this incident, we could in the future experience similar third-party software-induced interruptions to our operations. Any damage or significant disruption in the operation of our systems, disruptions, delays or deficiencies in the design or implementation of new systems, or the failure of our information systems to perform as expected would disrupt our business, which may result in decreased sales, increased overhead costs, excess inventory or product shortages which could materially adversely affect our business, financial condition and results of operations.
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
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues associated with the development and use of artificial intelligence (“AI”), combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. We have adopted and may in the future adopt and integrate generative AI tools into our systems for specific use cases in consultation with our legal and information technology departments. Our vendors may incorporate generative AI into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. Although we have implemented policies and procedures intended to mitigate the risks associated with the use of AI and machine learning technologies, users of our network services, technology systems or computing equipment may take actions in violations of those policies. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. AI and machine learning technologies may also contribute to novel and urgent cybersecurity risks, including through the use by third parties of such technologies to launch more automated, targeted and coordinated attacks. Any of these outcomes could have a material adverse effect on our business, reputation, financial condition and results of operations.
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
We are increasingly using websites and social media to interact with consumers and as a means to enhance their experience with our products. We currently have eCommerce operations in the U.S., Canada, Europe and Asia. In our eCommerce services, we process, store and transmit customer data, including payment card information. We also collect consumer data through certain marketing activities. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or consumers to a risk of loss or misuse of such information, result in litigation or potential liability for us and otherwise adversely affect our business, financial condition and results of operations. We would also likely suffer indirect harms such as reputational damage and reticence among other companies to do business with us. For further information, see “—We rely on complex information systems to manage our manufacturing, distribution, sales, finance, accounting and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.”
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
Our goodwill and identifiable intangible assets, which primarily consist of goodwill from acquisitions, trademarks, customer relationships and completed technology, represented 31% of our total assets as of December 31, 2025. Accounting rules require the evaluation of our goodwill and intangible assets with indefinite lives for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Such indicators include: (i) a significant adverse change in customer demand or business climate that could affect the value of an asset; (ii) general economic conditions, such as increasing U.S. Treasury rates or unexpected changes in gross domestic product growth; (iii) a change in our market shares; (iv) budget‑to‑actual performance and consistency of operations margins and capital expenditures; (v) a product recall or an adverse action or assessment by a regulator; or (vi) changes in management or key personnel. Goodwill and identifiable intangible assets are deemed impaired when their carrying value exceeds their fair value.  If a significant amount of our goodwill and identifiable intangible assets were deemed to be impaired, our business, financial condition and results of operations could be materially adversely affected.
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
Over the past several years, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries that encompass many of the jurisdictions in which we operate, has promulgated recommended changes to numerous long standing international tax principles through its Base Erosion and Profit Shifting (“BEPS”) project, including the Pillar II global minimum tax regime. Certain countries in which we operate have enacted legislation consistent with the OECD Pillar II model rules and have introduced a 15% global minimum tax rate for large multinational corporations, effective beginning in 2024. We are included in the consolidated financial statements of a global ultimate parent, are monitoring legislative developments, and are continuing to evaluate the potential impact of Pillar II on our consolidated financial statements. While we do not expect the impact of Pillar II to be material, jurisdictions in which we do business may continue to react to the BEPS initiative by enacting further tax legislation, and our business could be materially impacted.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act of 2017. This legislation has multiple effective dates, with certain provisions effective in 2025 and others in future periods.
Our insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.
We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We carry various types of insurance, including general liability, auto liability, workers’ compensation, property, stock throughput, cyber and excess umbrella, from highly rated insurance carriers. We believe that the policy specifications and insured limits are adequate to cover against foreseeable losses with terms and conditions that are reasonable and customary for similar businesses and are within industry standards. Nevertheless, market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self‑insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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
There is no assurance that we can successfully defend or settle all product liability cases. Our insurance policies provide coverage against claims resulting from alleged injuries arising from our products sustained during the respective policy periods, subject to policy terms and conditions. There can be no assurance that this coverage will be renewed or otherwise remain available in the future, that our insurers will be financially viable when payment of a claim is required, that the cost of such insurance will not increase, or that this insurance will ultimately prove to be adequate under our various policies. Furthermore, future rate increases might make insurance coverage programs uneconomical for us to maintain. These potential insurance-related problems or any adverse outcome in any liability suit could create increased expenses which could harm our business. We are unable to predict the nature of product liability claims that may be made against us in the future with respect to injuries, diseases or other illnesses resulting from the use of our products or the materials incorporated in our products.
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
We may need to raise additional funds through public or private debt (for example, our senior notes offering in 2025) or equity financings in order to:
•fund ongoing operations;
•take advantage of opportunities, including expansion of our business or the acquisition of complementary products, technologies or businesses;
•develop new products; or
•respond to competitive pressures.
Any additional capital raised through the sale of equity or securities convertible into equity will dilute the percentage ownership of holders of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on terms favorable to us, or at all, especially during periods of adverse economic conditions, which could make it more difficult or impossible for us to obtain funding for the operation of our business, for making additional investments in product development and for repaying outstanding indebtedness. Our inability to obtain additional funding on favorable terms could limit our ability to make expenditures that may be required for business growth or operational enhancements.
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
As of December 31, 2025, we had $950.3 million of indebtedness. As of December 31, 2025, we had available borrowing capacity under our multi-currency revolving credit facility of $514.7 million after giving effect to $4.0 million of outstanding letters of credit and we had available borrowing capacity under our local credit facilities of $37.8 million. As of December 31, 2025, we had no outstanding interest rate swap contracts to hedge the interest rate risk on our variable rate debt.
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
•exposing us to the risk of increased interest rates because some of our borrowings are at variable rates of interest;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including financial maintenance covenants and restrictive covenants, if not cured or waived, could result in an event of default under the agreements governing our indebtedness;
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
Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flows to service our debt and meet our other commitments, we may need to restructure or refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. In addition, any refinancing of our indebtedness could be at a higher interest rate, and the terms of our existing or future debt arrangements may restrict us from utilizing such alternatives. Any downgrade in our corporate credit ratings or the credit ratings of the Notes, or any indications from the rating agencies that our ratings are under surveillance or under review with possible negative implications could increase our cost of financing and limit our ability to access the capital markets to meet liquidity needs. Our failure to make the required interest and principal payments on our indebtedness could result in an event of default under the agreements governing our other indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness. In the absence of sufficient resources to service our debt and meet our other commitments, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The credit agreement that governs our multi-currency revolving credit facility imposes restrictions on our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from such dispositions and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
We and our subsidiaries may be able to incur significant amounts of debt, which could exacerbate the risks associated with our current indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the credit agreement that governs our multi-currency revolving credit facility and the indenture that governs the 2033 Notes contain restrictions on incurring indebtedness for borrowed money, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If we incur additional debt, the risks associated with our existing debt, including our ability to service our debt, could intensify.
The credit agreement that governs our multi-currency revolving credit facility contains restrictions that limit our flexibility in operating our business.
The credit agreement that governs our multi-currency revolving credit facility contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our subsidiaries to, among other things:
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
As a result of these and other covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, our credit agreement requires us to maintain specified financial maintenance ratios and, in connection with certain transactions, satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. A breach of any of these covenants, among others, could result in a default under one or more of these agreements, including as a result of cross default provisions, which, if not cured or waived, could result in our being required to repay these borrowings before their maturity. If we are unable to repay outstanding borrowings when due, the lenders under our multi-currency revolving credit facility have the right to proceed against the collateral granted to them to secure the debt. If lenders under our multi-currency revolving credit facility accelerate the debt thereunder, then the obligations under the 2033 Notes could be accelerated. We cannot provide assurance that, if the indebtedness under our multi-currency revolving credit facility and the 2033 Notes were to be accelerated, our assets would be sufficient to repay in full that indebtedness and our other indebtedness. If not cured or waived, such acceleration could have a material adverse effect on our business and our prospects.
We may utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness or alter our floating-to-fixed interest rate mix, and we may be exposed to risks related to counterparty credit worthiness or non‑performance of these instruments.
    We may enter into floating-to‑fixed interest rate swaps to limit our exposure to changes in variable interest rates or otherwise alter our floating-to-fixed interest rate mix. Such instruments may result in economic losses depending on how interest rates change in relation to our swap positions. We may be exposed to credit‑related losses, which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non‑performance by the counterparties to the interest rate swaps.
    Risks Related to Ownership of Our Common Stock
The interests of Magnus and its affiliates and any of their successors or transferees may conflict with other holders of our common stock.
    As of December 31, 2025, Magnus beneficially owned approximately 50.6% of our outstanding common stock.

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
    In the past, Magnus and its affiliates have entered into loan agreements, some of which have included pledges of their holdings of our common stock to their lenders. Although we have been informed by Magnus that its shares of our common stock are not pledged as collateral under any existing loan agreements, those loan agreements could be amended, and those amended loan agreements or any future loan agreements could provide for pledges of its shares of our common stock. In the past, Magnus has informed us that its shares of our common stock were its only assets. Any transfer by Magnus of its ownership stake in us as a result of its obligations to third parties or otherwise could have a significant impact on our shareholding structure and our corporate governance, and the occurrence or expectation of such a transfer could materially depress the market price of our common stock. Such transfers of our common stock may also result in a change of control and cause an event of default or other negative consequences under certain agreements and other instruments that we have or may enter into from time to time. Under the credit agreement that governs our multi-currency revolving credit facility, for example, if any person (other than certain permitted parties, which include an affiliate of Magnus) were to become the beneficial owner of 35% or more of our outstanding common stock, it would result in a change of control and cause an event of default. A change of control under our outstanding equity award agreements and other employment arrangements may result in the vesting of outstanding equity awards and the acceleration of benefits or other payments under certain employment arrangements.
We are a “controlled company” under NYSE rules and, as a result, we qualify for and may elect to rely upon exemptions from certain corporate governance requirements that would otherwise provide protection to our shareholders.
    As of December 31, 2025, Magnus beneficially owned approximately 50.6%, of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NYSE. As a controlled company, we may elect not to comply with certain corporate governance requirements, including:
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
Our board of directors has authorized us to repurchase up to $1.25 billion of our common stock since our share repurchase program was established in 2018. Our share repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Decisions regarding the repurchase of shares will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of our debt service obligations, associated taxes, legal requirements and regulatory constraints, in addition to equity market conditions and our share price. Our share repurchase program could affect the price of our stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock. We cannot guarantee that we will repurchase shares in the future or conduct share repurchase programs.
We cannot assure you that we will pay dividends on our common stock, and our indebtedness and other factors could limit our ability to pay dividends on our common stock.
We intend to pay cash dividends on our common stock, subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we depend on our subsidiaries for cash to fund all our operations and expenses. We expect to pay dividends, if any, only from funds we receive from our subsidiaries, which may further restrict our ability to pay dividends due to the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Certain of our existing agreements governing indebtedness, including the credit agreement that governs our multi-currency revolving credit facility, under certain conditions restrict our ability to pay dividends on our common stock. We expect that any future agreements governing indebtedness will contain similar restrictions. For more information, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividend Policy,” Item 5 of Part II to this report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” Item 7 of Part II to this report.
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
As of December 31, 2025, we had 441,628,178 shares of common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and securities convertible into, exchangeable for, or exercisable into our common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have 6,007,959 shares available for issuance under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (the “Amended and Restated 2015 Plan”). Any shares of common stock that we issue, under the Amended and Restated 2015 Plan or other equity incentive plans that we may adopt in the future, will dilute the percentage ownership held by our existing shareholders.

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
We annually engage third parties (as well as our own internal audit department) to audit our cyber and information security programs, processes and controls, and the findings of these parties are reported to the Audit Committee and the full Board. These audits include annual penetration testing and web application assessments by third parties to test control effectiveness against threat actor attack techniques. We also partner with a third-party managed security operations center that provides around-the-clock threat monitoring, alerting, response, threat intelligence and brand protection services.
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
We maintain a Cyber and Data Security Incident Response Plan to more effectively respond to cyber and information security events. Periodically, we conduct a cybersecurity incident response tabletop exercise to test response actions of the Security Incident Response Team, to facilitate group discussions regarding the effectiveness of our cybersecurity incident response strategies and tactics and to update the plan with any lessons learned from the exercise. We have also retained a third-party service provider to assist with cybersecurity incident response and forensics.
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
As of the date of this report, we have not experienced any current or past cybersecurity incidents that resulted in a material effect on our business strategy, results of operations or financial condition. Despite our continuing efforts, we cannot guarantee that our cybersecurity safeguards will prevent breaches or breakdowns of our or our third-party service providers’ information technology systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. For more information about the cybersecurity risks we face, see the risk factor in Item 1A entitled “We rely on complex information systems to manage our manufacturing, distribution, sales, finance, accounting and other functions. If our information systems fail to perform these functions adequately or if we experience an interruption in our operations, including a breach in cybersecurity, our business, financial condition and results of operations could be materially adversely affected.”

ITEM 2.          PROPERTIES
Our material facilities are located worldwide as shown in the table below.

Location	Type	Facility Size(1)	Leased/Owned
Fairhaven, Massachusetts	Headquarters and golf ball R&D	222,720	Owned
Golf Balls
North Dartmouth, Massachusetts	Golf ball manufacturing	179,602	Owned
New Bedford, Massachusetts	Golf ball manufacturing	244,091	Owned
Amphur Pluakdaeng Rayong, Thailand	Golf ball manufacturing	230,003	Owned
New Bedford, Massachusetts	Golf ball customization and distribution center	438,007	Owned
Fairhaven, Massachusetts	Golf ball packaging	49,580	Owned
New Bedford, Massachusetts	Golf ball advanced engineering and ball cavity manufacturing	34,000	Owned
Sugarland, Texas	Golf ball recycling and distribution center	87,214	Leased
Golf Clubs, Wedges and Putters
Carlsbad, California	Golf club assembly	165,485	Leased
Carlsbad, California	Tour testing and golf club R&D	50,000	Leased
Oceanside, California	Digital media studio	40,515	Leased
San Marcos, California	Putter research	19,200	Leased
Encinitas, California	Putter fitting and sales	3,754	Leased
Tokyo, Japan	Golf club assembly	45,274	Leased
FootJoy
Sriracha Chonburi, Thailand	Golf glove manufacturing	112,847	Building Owned/Land Leased
Sales Offices and Distribution Centers (used by multiple reportable segments)
Fairhaven, Massachusetts	East Coast customization and distribution center	185,370	Owned
Vista, California	West Coast distribution center and golf bag embroidery	102,319	Leased
Lakeville, Massachusetts	East Coast customization and distribution center	555,395	Leased
Cambridgeshire, United Kingdom	Sales office and distribution center, as well as golf club assembly and golf ball customization	156,326	Owned
Helmond, The Netherlands	Sales office and distribution center	69,965	Leased
Victoria, Australia	Sales office and distribution center, as well as golf club assembly	37,027	Leased
Ontario, Canada	Sales office and distribution center	102,057	Leased
Randburg, South Africa	Sales office and distribution center, as well as golf club assembly	25,060	Leased
Yongin-shi, Korea	Distribution center, golf ball customization and golf club assembly	174,982	Leased
Product Testing and Fitting Centers (Golf Balls and Golf Clubs)
Acushnet, Massachusetts	East Coast product testing and fitting for golf balls and golf clubs	22 acres total, including multiple buildings that total 19,492 square feet	Owned
Oceanside, California	West Coast product testing and fitting for golf balls and golf clubs (Titleist Performance Institute)	30 acres total, including multiple buildings that total 40,600 square feet	Owned
Tokyo, Japan	Golf club testing, sales and education (Titleist Performance Institute)	33,491	Leased

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
ITEM 4.           MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Executive Officers
Set forth below is information concerning the Company’s executive officers as of February 27, 2026.

Name	Age	Position
David Maher	58	President and Chief Executive Officer
Sean Sullivan	58	Executive Vice President and Chief Financial Officer
Mary Lou Bohn	65	President, Titleist Golf Balls
Steven Pelisek	65	President, Titleist Golf Clubs
John (Jay) Duke, Jr.	57	President, Golf Gear
Christopher Lindner	57	President, FootJoy
Tessa Judge	42	Executive Vice President, Chief Legal Officer and Corporate Secretary
Brendan Reidy	48	Executive Vice President, Chief People Officer
Roger Czuchra	56	Executive Vice President, Chief Technology and Digital Officer
Nicholas Mohamed	50	Vice President, Corporate Controller and Principal Accounting Officer
David Maher, 58, joined the Company in 1991 and was appointed President and Chief Executive Officer in January 2018. From 2001 through 2017, Mr. Maher held a variety of roles at the Company’s Fairhaven, Massachusetts headquarters, including Vice President, Titleist U.S. Sales; Senior Vice President, Titleist Worldwide Sales and Global Operations; and Chief Operating Officer. Prior to that, Mr. Maher spent several years in Northern California as a Titleist Sales Representative and Northwest Regional Director, and previously gained valuable experience in the Company’s professional development program, working in golf ball operations in Massachusetts, the FootJoy factory in Brockton, Massachusetts and in the Company’s Southern California golf club operations. Mr. Maher holds a B.S. in Finance from Babson College.
Sean Sullivan, 58, joined the Company and was appointed Executive Vice President and Chief Financial Officer in June 2023. Prior to joining the Company, Mr. Sullivan served as the Executive Vice President and Chief Financial Officer of SiriusXM Holdings, Inc., a position he held since October 2020. Prior to joining SiriusXM Holdings, Inc., Mr. Sullivan served as Executive Vice President and Chief Financial Officer of AMC Networks, Inc. from 2011 to September 2020, Chief Corporate Officer of RMH from 2010 to 2011, Chief Financial Officer of HiT Entertainment from 2009 to 2010 and Chief Financial Officer and President of Commercial Print and Packaging division of Cenveo, Inc. from 2005 to 2008. From October 2016 to June 2023, Mr. Sullivan served on the Company’s board of directors. Mr. Sullivan holds an M.B.A. from Columbia Business School and a B.B.A. in Accounting from the University of Notre Dame.
Mary Lou Bohn, 65, joined the Company in 1987 and was appointed President, Titleist Golf Balls in 2016. Prior to that, Ms. Bohn held positions at the Company of Executive Vice President, Titleist Golf Balls and Communications; Vice President Golf Ball Marketing and Titleist Communications; Vice President, Advertising & Communications; and Director, Titleist Advertising. Ms. Bohn holds a B.S. in Business Administration from the University of New Hampshire.
Steven Pelisek, 65, joined the Company in 1993 and was appointed President, Titleist Golf Clubs in 2016. Prior to that, Mr. Pelisek held positions at the Company of General Manager, Titleist Golf Clubs and Vice President, Club Sales for both the Titleist and Cobra golf club brands. In addition, Mr. Pelisek has held both Marketing and Field Sales positions with the Company and with Lynx Golf. Mr. Pelisek holds a B.S. in Engineering and an M.S. in Civil Engineering, both from the University of Maryland.
John (Jay) Duke, Jr., 57, joined the Company and was appointed President, Golf Gear in 2014. Prior to joining the Company, Mr. Duke was Vice President and Global Franchise Leader for Hasbro - Transformers Global Brand from 2012-2014, President of Karhu Holdings BV from 2008-2012, and held senior general management and strategy positions with

Converse Inc. (a subsidiary of Nike, Inc.). Mr. Duke also spent time earlier in his career working for Morgan Stanley’s Investment Banking Division and in general management positions with Reebok International Ltd. Mr. Duke holds a B.A. in Economics and History from Boston College and an M.B.A. from Duke University.
Christopher Lindner, 57, joined the Company and was appointed President, FootJoy in 2016. Prior to joining the Company, Mr. Lindner held positions at Wolverine Worldwide Inc. from 2010 to 2016, including as President of Keds, and Chief Marketing Officer and Senior Vice President of North America Sales for Saucony. Prior to 2010, Mr. Lindner held various positions with Nike, Inc., including as Vice President of Global Marketing for Converse and Vice President of Global Marketing for Bauer Hockey, and leadership positions with Electronic Arts. Mr. Lindner graduated from the University of St. Thomas with a B.A. in Business Administration – Management.
Tessa Judge, 42, joined the Company in December 2025 and was appointed Executive Vice President, Chief Legal Officer and Corporate Secretary in January 2026. Prior to joining the Company, Ms. Judge was Chief Legal Officer and Secretary of Helen of Troy Limited from August 2018 to November 2025. Prior to Helen of Troy, Ms. Judge worked as an attorney at the international law firm of Akin Gump Strauss Hauer & Feld LLP for seven years. Ms. Judge holds a B.A. in Political Science from the University of Texas at El Paso and a J.D. from the University of Texas at Austin.
Brendan Reidy, 48, joined the Company in January 2019 and was appointed Executive Vice President, Chief People Officer in February 2021. Prior to that, Mr. Reidy was the Company’s Senior Vice President, Chief Human Resources Officer from January 2019 to February 2021. Prior to joining the Company, he was Vice President Human Resources - Organizational Effectiveness at Biogen, Inc. from January 2015 to April 2018, where he had responsibility for talent management, global learning, culture initiatives and people analytics, and also led HR for the global R&D organization and Global Commercial Operations. Prior to Biogen, Mr. Reidy worked at The Proctor & Gamble Company and Gillette and held a number of positions in HR including as Country HR Manager for Costa Rica and as a leader of key integration projects for the integration of The Proctor & Gamble Company and Gillette. Mr. Reidy holds a B.A. in English from Stonehill College.
Roger Czuchra, 56, joined the Company in November 2022 and was appointed Executive Vice President, Chief Technology and Digital Officer. Prior to joining the Company, Mr. Czuchra was the Chief Information Officer at Centric Brands from May 2019 to November 2022 and Chief Information Officer, North & Central America at Legrand from July 2015 to May 2019, where he was responsible for developing a global technology foundation and creating a digital-first strategy. Mr. Czuchra has extensive experience with business analytics and transforming the way diverse, global organizations leverage technology for long-term success. Prior to Legrand, he worked at Stanley Black & Decker. Mr. Czuchra holds a B.S. in Business Management from Albertus Magnus College and a Master of Science in Organizational Leadership from Quinnipiac University School of Business.
Nicholas Mohamed, 50, joined the Company in April 2023 and was appointed Vice President, Controller and Principal Accounting Officer in June 2023. Prior to joining the Company, Mr. Mohamed served as the Global Controller of Converse, Inc. from February 2021 to April 2023. From 2016 through February 2021, Mr. Mohamed was Converse, Inc.’s Global Accounting Director. Prior to that, Mr. Mohamed served as Senior Finance Executive of Media General, Inc. in 2015, as Vice President, Controller of LIN Media LLC from 2009 to 2014 and as Director, Finance Mergers and Acquisitions at Sensata Technologies, Inc. from 2007 to 2008. Mr. Mohamed holds a B.S. in Accounting from Georgetown University.

PART II
ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on the NYSE under the symbol “GOLF” since October 28, 2016.
On February 20, 2026, the last reported sales price of our common stock on the NYSE was $102.17 per share and there were eleven record holders of our common stock.
Performance Graph
Set forth below is a graph comparing the cumulative total stockholder return on our common stock against the cumulative total return of the S&P 500 Index and the S&P 500 Consumer Durables & Apparel Index for the period commencing December 31, 2020 through December 31, 2025. Index data was furnished by FactSet. The graph assumes that $100 was invested on December 31, 2020 in each of our common stock, the S&P 500 Index, and the S&P 500 Consumer Durables & Apparel Index and that all dividends were reinvested.

Comparison of Cumulative Total Returns

	31-Dec-20	31-Dec-21	31-Dec-22	31-Dec-23	31-Dec-24	31-Dec-25
Acushnet Holdings Corp.	$100.00	$132.69	$107.86	$162.88	$185.64	$211.10
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Consumer Durables & Apparel	$100.00	$122.35	$86.44	$102.52	$96.47	$88.64
Recent Sales of Unregistered Securities
None.
Dividend Policy
We paid a total of $56.2 million, $54.3 million and $52.5 million in dividends on our common stock during the years ended December 31, 2025, 2024 and 2023, respectively. We expect to pay future quarterly cash dividends on our common stock, subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Our dividend policy may be changed or terminated in the future at any time without advance notice. For a description of the restrictions on our ability to pay dividends under our debt agreements, see  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” Item 7 of Part II to this report, and “Notes to Consolidated Financial Statements – Note 11 – Debt and Financing Arrangements,” Item 8 of Part II to this report.

Issuer Purchases of Equity Securities
On February 13, 2025, our board of directors authorized us to repurchase up to an additional $250.0 million of our issued and outstanding common stock under our previously disclosed share repurchase program, bringing the total authorization up to $1.25 billion since the program was established in June 2018. Our share repurchase program will remain in effect until completed or until terminated by our board of directors.
The following table provides information relating to the Company’s purchase of common stock for the fourth quarter of 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2025 - October 31, 2025	—	$—	—	$264,660
November 1, 2025 - November 30, 2025	146,208	80.86	146,208	252,838
December 1, 2025 - December 31, 2025	144,723	84.19	144,723	240,654
Total	290,931	$82.52	290,931

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
Basis of Presentation
The accompanying results have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These consolidated financial statements include the accounts of Acushnet Holdings Corp. and Acushnet Company, including Acushnet Company's wholly-owned subsidiaries and less than wholly-owned subsidiaries, which include variable interest entities (“VIE”) in which Acushnet Company is the primary beneficiary. In addition, investments in entities over which the Company has significant influence but not control are accounted for using the equity method of accounting. The Company conducts substantially all its business through Acushnet Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We have three reportable segments. These segments include Titleist golf equipment, FootJoy golf wear and Golf gear. Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the operating segments, but excludes certain other costs, such as interest expense, net; restructuring costs; the non-service cost component of net periodic benefit cost; transaction fees; as well as other non-operating gains and losses that are not allocated to the reportable segments.
Key Factors Affecting Our Results of Operations
Rounds of Play
We generate substantially all of our sales from the sale of golf-related products, including golf balls, golf clubs, golf shoes, golf gloves, golf gear and golf apparel. The demand for golf-related products in general, and golf balls in particular, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. The game of golf remained in high demand in 2025, with the number of on-course golf participants in the U.S. increasing for the eighth consecutive year. Worldwide, the number of rounds played increased by approximately 2% compared to 2024, and by approximately 22% compared to 2019. In the U.S., which represents the game’s largest market, the number of rounds played increased by approximately 1% compared to 2024, and by approximately 25% compared to 2019. We anticipate that the number of rounds played will remain resilient in 2026, driven by an increased number of dedicated golfers and continued participation.
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
Demographic Factors
Golf is a recreational activity that requires both time and financial resources. The industry has historically been driven by adults aged 30 and above—primarily gen x-ers, baby boomers, millennials, and, increasingly, gen z—who have the capacity to participate consistently in the sport. Beyond the gen x and baby boomer cohorts, promising developments include a generational shift in golfer demographics fueled by millennial and gen z golfers making their marks at both professional and amateur levels, as well as a notable rise in junior participation among players ages 6–17. The sport’s demographic base is further broadening, supported by a sustained increase in women participating in golf in recent years.
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

We generally launch new Titleist golf club models on a two‑year cycle using the following product launch cycle. At present, we anticipate continuing to use this product launch cycle going forward because we believe it aligns our launches with the purchase habits of dedicated golfers. In general, we launch:
•drivers and fairways in the second quarter of even‑numbered years, which typically results in an increase in sales of drivers and fairways in the ensuing months because retailers take on initial supplies of these products as stock inventory as well as increase custom fitting activity of these new products, with increased sales continuing into the following spring and summer of odd‑numbered years;
•hybrids in the first or second quarter of odd-numbered years, with the majority of sales generated by such new products occurring in the spring, summer and fall of odd‑numbered years;
•irons in the second quarter of odd‑numbered years, which typically results in an increase in sales of irons in the ensuing months because retailers take on initial supplies of these products as stock inventory as well as increase custom fitting activity of these new products, with increased sales continuing into the following spring and summer of even-numbered years;
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
Foreign Currency
Net sales generated in regions outside of the United States represented over 40% of our net sales in each of the three years ended December 31, 2025. Substantially all of these net sales were generated in the applicable local currency, which include, but are not limited to, the Japanese yen, the Korean won, the British pound sterling, the euro and the Canadian dollar. In contrast, substantially all of the purchases of inventory, raw materials or components by subsidiaries in these regions are made in U.S. dollars. For each of the three years ended December 31, 2025, approximately 80% of our cost of goods sold incurred by our subsidiaries in regions outside of the United States were denominated in U.S. dollars. Because these subsidiaries incur substantially all of their cost of goods sold in currencies that are different from the currencies in which they generate substantially all of their sales, we are exposed to transaction risk attributable to fluctuations in such exchange rates, which can impact the gross profit of these subsidiaries.
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
Because our consolidated accounts are reported in U.S. dollars, we are also exposed to currency translation risk when we translate the financial results of our consolidated subsidiaries from their local currency into U.S. dollars. In each of the three years ended December 31, 2025, over 40% of our net sales and over 25% of our total operating expenses (which amounts represent substantially all of the operating expenses incurred by our subsidiaries in regions outside of the United States) were denominated in foreign currencies. Fluctuations in foreign currency exchange rates may positively or negatively affect our reported financial results and can significantly affect period‑over‑period comparisons. A strengthening of the U.S. dollar relative to our foreign currencies could materially adversely affect our business, financial condition and results of operations.

Recent Developments
Debt Refinancing ("2025 Debt Refinancing"): During the fourth quarter of 2025, we (i) amended and restated our credit agreement to, among other things, extend the maturity of our multi-currency revolving credit facility from August 2, 2027 to November 24, 2030, and (ii) completed the issuance and sale of $500.0 million in gross proceeds of 5.625% senior notes due 2033 (the “2033 Notes”) through Acushnet Company, our primary operating subsidiary. The proceeds from the 2033 Notes offering were used to redeem all $350.0 million aggregate principal amount of our then-outstanding 7.375% senior notes due 2028 (the “2028 Notes”), repay a portion of our indebtedness under our multi-currency revolving credit facility and pay related fees and expenses. As a result, during the year ended December 31, 2025 we recognized a $17.0 million loss on debt extinguishment on the consolidated statement of operations; driven primarily by a $12.9 million premium paid upon redemption of the 2028 Notes, as well as the derecognition of $3.9 million of unamortized debt issuance costs. See “ – Liquidity and Capital Resources – Debt and Financing Arrangements” and “Notes to Consolidated Financial Statements – Note 11 – Debt and Financing Arrangements ,” Item 8 of Part II to this report.

Voluntary Bridge to Retirement (“VBR”) Program: During the second quarter of 2025, we initiated a VBR program to reduce operating costs and bridge certain long-tenured eligible employees to retirement. As part of this program, eligible employees were offered severance in the form of salary and benefit continuation. In connection with the VBR program, during the year ended December 31, 2025, we incurred restructuring costs of $13.7 million. There are no further material costs expected to be incurred in relation to the VBR program. See “Notes to Consolidated Financial Statements – Note 24 – Restructuring Costs,” Item 8 of Part II to this report.
Information Technology Optimization: During 2024, we began a multi-year implementation of a new global cloud-based ERP platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. We expect that the new global ERP platform will enable further operating efficiencies and support the Company’s digital transformation. Additional implementation activities are expected to continue in phases by geographic region over the next several years. The global ERP platform implementation spending comprises both capitalized costs and operating expenses. The operating expenses represent costs directly related to the deployment of the global ERP platform above the normal ongoing level of spending on information technology to support our operations. In connection with this strategic initiative, during the years ended December 31, 2025, 2024 and 2023, we incurred expenses of $10.5 million, $11.0 million and $1.9 million, respectively. In addition, we invested $38.2 million and $12.6 million for capitalized implementation costs associated with the integration, configuration and customization of this new global ERP platform during the years ended December 31, 2025 and 2024, respectively. We anticipate spending approximately $30 million to $35 million in total during 2026 related to the deployment of the new global ERP platform.
Supply Chain Optimization: We continue to progress towards our objective of establishing a more resilient supply chain for our FootJoy footwear. Until 2024, the majority of our FootJoy footwear was manufactured in a facility in Fuzhou, China, owned by Acushnet Lionscore Limited ("Lionscore"), a joint venture in which we have a 40% interest, with the remaining 60% owned by Myre, our long‑standing Taiwan-based supply partner. During 2024, FootJoy shifted footwear production volume from Fuzhou, China to the Long An Facility in Vietnam, which is operated by an affiliate of Myre. FootJoy subsequently ceased production at Lionscore's Fuzhou, China facility in January 2025. In relation to this initiative, we incurred restructuring charges of $18.0 million during the year ended December 31, 2024, as described in “Notes to Consolidated Financial Statements – Note 24 – Restructuring Costs,” Item 8 of Part II to this report.
In addition, we are no longer the primary beneficiary of Lionscore and have deconsolidated its accounts from our consolidated financial statements. As a result of this deconsolidation, we recognized a non-cash gain of $20.9 million during the year ended December 31, 2025. See “Notes to Consolidated Financial Statements – Note 8 – Other Business Developments,” Item 8 of Part II to this report.
On January 6, 2026, we formed a new joint venture with Myre and subscribed for shares in the capital of ACL FootJoy, in which we have a 40% interest, with the remaining 60% owned by Myre, with the primary purpose of sourcing raw materials for, and contracting for the manufacture and production of, footwear in Vietnam at one or more factories owned and/or controlled by Myre and/or its affiliates. We currently contract to manufacture substantially all of our FootJoy footwear at the Long An Facility pursuant to this joint venture arrangement. See “Notes to Consolidated Financial Statements – Note 8 – Other Business Developments,” Item 8 of Part II to this report, for a discussion of the ACL FootJoy joint venture.

Tariffs and Foreign Exchange: During 2025, the U.S. government announced the imposition of significant tariff measures, including a baseline tariff of 10% on most products imported into the United States, as well as individualized tariffs on products imported from select trading partners, including Canada, China, Mexico, Thailand and Vietnam. Increased U.S. tariffs have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. As a result, we have incurred incremental tariff costs in connection with importing raw materials, component parts and finished goods. Throughout the year ended December 31, 2025, we implemented various actions to mitigate the effect of these incremental tariffs costs on our gross profit and gross margin. Current uncertainties about tariffs and their effects on trading relationships may further affect the costs of our imported raw materials, components parts and finished goods, as well as increase market volatility and currency exchange rate fluctuations, which may influence our hedging strategy. We continue to monitor the economic effects of these developments and evaluate opportunities to mitigate their related impacts. See “Risk Factors,” Item 1A of Part I to this report, for additional information.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Year ended December 31,
(in thousands)	2025	2024	2023
Net sales	$2,558,730	$2,457,091	$2,381,995
Cost of goods sold	1,337,476	1,269,364	1,261,958
Gross profit	1,221,254	1,187,727	1,120,037
Operating expenses:
Selling, general and administrative	833,419	801,600	755,671
Research and development	76,506	67,841	64,839
Intangible amortization	11,901	14,024	14,222
Income from operations	299,428	304,262	285,305
Interest expense, net	58,288	52,637	41,288
Loss on debt extinguishment	16,970	—	—
Other (income) expense, net	(15,356)	1,958	2,417
Income before income taxes	239,526	249,667	241,600
Income tax expense	52,366	47,825	42,993
Net income	187,160	201,842	198,607
Less: Net loss (income) attributable to noncontrolling interests	1,385	12,456	(178)
Net income attributable to Acushnet Holdings Corp.	$188,545	$214,298	$198,429
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$188,545	$214,298	$198,429
Interest expense, net	58,288	52,637	41,288
Loss on debt extinguishment	16,970	—	—
Income tax expense	52,366	47,825	42,993
Depreciation and amortization	55,292	55,888	51,356
Share-based compensation	28,580	30,792	29,709
Restructuring costs (1)	16,824	18,549	705
Transformation costs (2) (3)	12,327	14,404	12,236
Other (4)	(17,401)	(17,489)	(756)
Net (loss) income attributable to noncontrolling interests	(1,385)	(12,456)	178
Adjusted EBITDA	$410,406	$404,448	$376,138
Adjusted EBITDA margin	16.0%	16.5%	15.8%
___________________________________
(1) For the year ended December 31, 2025, includes $13.7 million related to the VBR program. For the year ended December 31, 2024, includes $18.0 million related to the optimization of our supply chain.
(2) For the years ended December 31, 2025, 2024 and 2023 includes $10.5 million, $11.0 million and $1.9 million, respectively, related to our information technology optimization.
(3) For the years ended December 31, 2024 and 2023, includes $3.4 million and $10.3 million, respectively, related to our distribution optimization.
(4) For the year ended December 31, 2025, includes a non-cash gain of $20.9 million related to the deconsolidation of Lionscore, amortization expense of $2.4 million related to capitalized implementation costs for cloud computing arrangements, as well as pension settlement costs of $1.3 million related to lump-sum distributions to participants in our defined benefit plans as a result of the VBR program. For the year ended December 31, 2024, includes the non-cash benefit of $17.7 million associated with the PTO Policy Change. In addition, the years ended December 31, 2025, 2024 and 2023, include other gains, losses or costs added back for purposes of calculating Adjusted EBITDA as defined in our credit agreement.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Net sales by reportable segment is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
Golf balls	$821.0	$786.5	$34.5	4.4%	$34.8	4.4%
Golf clubs	775.2	721.3	53.9	7.5%	53.4	7.4%
Titleist golf equipment	1,596.2	1,507.8	88.4	5.9%	88.2	5.8%
FootJoy golf wear	569.9	574.6	(4.7)	(0.8)%	(4.0)	(0.7)%
Golf gear	244.9	232.1	12.8	5.5%	12.9	5.6%
Net sales information by region is summarized as follows:

	Year ended				Constant Currency
	December 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change	$ change	% change
United States	$1,523.3	$1,446.8	$76.5	5.3%	$76.5	5.3%
EMEA	356.8	320.9	35.9	11.2%	24.9	7.8%
Japan	131.1	134.0	(2.9)	(2.2)%	(4.1)	(3.1)%
Korea	275.5	291.0	(15.5)	(5.3)%	(3.3)	(1.1)%
Rest of World	272.0	264.4	7.6	2.9%	10.2	3.9%
Total net sales	$2,558.7	$2,457.1	$101.6	4.1%	$104.2	4.2%
Segment operating income by reportable segment is summarized as follows:

	Year ended
	December 31,		Increase/(Decrease)
(in millions)	2025	2024	$ change	% change
Titleist golf equipment	$244.9	$273.9	$(29.0)	(10.6)%
FootJoy golf wear	28.5	25.0	3.5	14.0%
Golf gear	35.7	25.8	9.9	38.4%
Net Sales
For the year ended December 31, 2025, net sales increased 4.1%, or 4.2% on a constant currency basis, compared to the year ended December 31, 2024. The increase was driven by higher net sales in Titleist golf equipment, primarily due to higher average selling prices in golf clubs and higher sales volumes in golf balls, as well as higher net sales in Golf gear, primarily due to higher average selling prices across all product categories. These increases were partially offset by lower net sales in FootJoy golf wear, primarily due to lower sales volumes in footwear, partially offset by higher average selling prices across all product categories. An increase in net sales of products that are not allocated to one of our three reportable segments also contributed to the change in net sales.
The increase in net sales in the United States was primarily driven by increases in Titleist golf equipment of $60.8 million and in Golf gear of $9.4 million. The increase in Titleist golf equipment was primarily driven by higher average selling prices in golf clubs and higher sales volumes of our 2025 Pro V1 golf ball models, GT hybrids and our latest generation T-Series irons. These increases were partially offset by lower sales volumes of second model year drivers, wedges, and performance model golf balls. The increase in Golf gear was primarily driven by higher average selling prices across all product categories. An increase in net sales of products that are not allocated to one of our three reportable segments also contributed to the change in net sales.
Net sales in regions outside the United States increased 2.5%, or 2.7% on a constant currency basis, driven by increases in EMEA and Rest of World, partially offset by decreases in Japan and Korea. In EMEA and Rest of World, the increases were driven by higher net sales across all reportable segments. An increase in net sales of products that are not allocated to one of our three reportable segments also contributed to the change in net sales in Rest of World. In Japan, the decrease was primarily due to lower net sales in FootJoy golf wear, largely in the footwear and apparel product categories, partially offset by higher net sales in Titleist golf equipment, driven by golf balls. In Korea, the decrease was largely due to lower net sales in FootJoy golf wear, primarily in the footwear and apparel product categories, and Golf gear, partially offset by higher net sales in Titleist golf equipment, largely due to golf clubs.
Gross Profit
Gross profit increased $33.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Gross margin was 47.7% for the year ended December 31, 2025 compared to 48.3% for the year ended December 31, 2024. The increase in gross profit was primarily the result of increases in Golf gear of $13.3 million, Titleist golf equipment of $10.4 million and FootJoy golf wear of $4.2 million. The increase in Golf gear was primarily driven by the higher average selling prices discussed previously and lower distribution costs. The increase in Titleist golf equipment was primarily due to the higher sales volumes and higher average selling prices discussed previously, partially offset by higher manufacturing costs. The increase in FootJoy golf wear was primarily driven by the higher average selling prices and a favorable shift in product mix, partially offset by lower sales volumes discussed previously. An increase in gross profit of products not allocated to one of our three reportable segments also contributed to the change in gross profit. In addition, these changes in gross profit include the incremental tariff costs discussed previously, as well as the impact of the $6.6 million benefit recognized during the year ended December 31, 2024 related to the PTO Policy Change.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $31.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. This increase was primarily the result of increases of $20.9 million in selling expense, $12.1 million in advertising and promotion expenses, and $5.8 million in administrative expense. These changes include the impact of the $9.1 million benefit recognized during the year ended December 31, 2024 related to the PTO Policy Change. The increase in selling expense was primarily due to investments to expand our product fitting networks and to enhance consumer engagement. The increase in advertising and promotion expenses was primarily in Titleist golf equipment to support new product launches. The increase in administrative expense was primarily due to higher information technology-related expenses. These increases were offset in part by a decrease in restructuring costs primarily driven by costs incurred related to the optimization of our supply chain of $18.0 million during the year ended December 31, 2024 which were offset in part by costs incurred related to the VBR program of $13.7 million during the year ended December 31, 2025. SG&A expenses also include a $2.7 million decrease in expense related to our distribution optimization, as well as a $6.2 million decrease in foreign currency transaction losses, offset in part by a $4.7 million increase in losses on foreign exchange forward contracts.
Research and Development
Research and development ("R&D") expenses increased $8.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily as a result of additional expenses to support next generation product introductions, as well as the impact of the $2.0 million benefit recognized during the year ended December 31, 2024 related to the PTO Policy Change.
Intangible amortization
Intangible amortization expense decreased $2.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 as certain intangible assets became fully amortized during the year.
Interest Expense, net
Interest expense, net increased $5.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to an increase in borrowings, offset in part by a decrease in interest rates.
Other (Income) Expense, net
Other income, net increased $17.3 million for the year ended December 31, 2025 compared to other expense, net of $2.0 million for the year ended December 31, 2024, primarily due to a non-cash gain of $20.9 million related to the deconsolidation of Lionscore. This increase in other income, net was partially offset by an increase of $2.3 million in the non-service cost component of net periodic benefit costs driven by an increase in settlement costs, partially as a result of the VBR program.
Income Tax Expense
Income tax expense increased $4.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Our effective tax rate ("ETR") was 21.9% for the year ended December 31, 2025 compared to 19.2% for the year ended December 31, 2024. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings, as well as a reduced income tax benefit related to the U.S. deduction of foreign-derived intangible income.
Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 5.9%, or 5.8% on a constant currency basis, for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily driven by higher average selling prices in golf clubs and higher sales volumes of our 2025 Pro V1 golf ball models. In addition, higher sales volumes of our T-Series irons launched in the third quarter of 2025 and GT hybrids launched in the first quarter of 2025 were more than offset by lower sales volumes of second model year drivers, wedges and performance model golf balls.
Operating income in our Titleist golf equipment segment decreased $29.0 million, or 10.6%, compared to the prior year period. The decrease in operating income resulted from higher operating expenses of $39.4 million partially offset by an increase in gross profit of $10.4 million. The increase in gross profit was primarily driven by the higher sales volumes and higher average selling prices as discussed previously. This increase was partially offset by incremental tariff costs and higher manufacturing costs, as well as the impact of the $5.8 million benefit recognized during the year ended December 31, 2024 related to the PTO Policy Change. Higher operating expenses were a result of increases of $15.8 million in selling expense, $11.4 million in advertising and promotion expenses, $7.4 million in research and development expenses, and $6.9 million in administrative expense. These operating expense changes include the impact of the $7.7 million benefit recognized during the year ended December 31, 2024 related to the PTO Policy Change.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 0.8%, or 0.7% on a constant currency basis, for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to lower sales volumes, primarily in footwear, partially offset by higher average selling prices across all product categories.
Operating income in our FootJoy golf wear segment increased $3.5 million, or 14.0% compared to the prior year period. The increase in operating income resulted from higher gross profit of $4.2 million, partially offset by higher operating expenses of $0.7 million. Gross profit increased primarily as a result of the higher average selling prices and a favorable shift in product mix discussed previously, partially offset by lower sales volumes as discussed previously and incremental tariff costs. Higher operating expenses were primarily a result of an increase of $1.7 million in selling expense, partially offset by a decrease of $1.0 million in advertising and promotion expenses. These operating expense changes include the impact of the $2.6 million benefit recognized during the year ended December 31, 2024 related to the PTO Policy Change.
Golf Gear Segment
Net sales in our Golf gear segment increased 5.5%, or 5.6% on a constant currency basis, for the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by higher average selling prices across all product categories.
Operating income in our Golf gear segment increased $9.9 million, or 38.4%, compared to the prior year period. The increase in operating income resulted from higher gross profit of $13.3 million partially offset by higher operating expenses of $3.4 million. Gross profit increased largely due to the higher average selling prices and lower distribution costs discussed previously, partially offset by incremental tariff costs. Higher operating expenses were primarily a result of an increase of $1.5 million in selling expense.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
A detailed review of our results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Annual Report for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, and is incorporated herein by reference.

Liquidity and Capital Resources
Our primary cash needs relate to working capital, repurchasing shares of our common stock, capital expenditures, paying dividends, servicing our debt and pension contributions. Additionally, from time to time, we may make strategic investments to complement our products, technologies or businesses, which could impact our liquidity needs. We expect to rely on cash flows from operations and borrowings under our multi-currency revolving credit facility and local credit facilities as our primary sources of liquidity.
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
As of December 31, 2025, we had $48.7 million of unrestricted cash and cash equivalents. As of December 31, 2025, 95.4% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
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
Debt and Financing Arrangements
In the fourth quarter of 2025, we completed our 2025 Debt Refinancing to, among other things, extend the maturity of our multi‑currency revolving credit facility, issue the 2033 Notes and fully redeem the 2028 Notes.
As of December 31, 2025, we had $514.7 million of availability under our multi-currency revolving credit facility after giving effect to $4.0 million of outstanding letters of credit. Additionally, we had $37.8 million available under certain local credit facilities of our subsidiaries.
The credit agreement governing our multi-currency revolving credit facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. This credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2025, we were in compliance with all covenants under our credit agreement.
The 2033 Notes were issued pursuant to an indenture dated November 24, 2025 (the "Indenture"), which contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur liens securing indebtedness for borrowed money, enter into sale and leaseback transactions, and consolidate or merge with or into other companies. As of December 31, 2025, we were in compliance with all covenants under the Indenture.
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

Dividends and Share Repurchase Program
During the year ended December 31, 2025, we paid dividends on our common stock of $56.2 million to our shareholders. During the first quarter of 2026, our board of directors declared a dividend of $0.255 per share of common stock to shareholders of record as of March 6, 2026, which is payable on March 20, 2026.
As of December 31, 2025, our board of directors had authorized us to repurchase up to an aggregate of $1.25 billion of our issued and outstanding common stock since the share repurchase program was established in 2018. During the year ended December 31, 2025, we repurchased 3,133,650 shares of common stock at an average price of $67.50 for an aggregate of $211.5 million. Included in this amount were 1,889,313 shares of common stock repurchased from Magnus Holdings Co., Ltd. ("Magnus"), for an aggregate of $125.0 million. As of December 31, 2025, we had $240.7 million remaining under the current share repurchase authorization.
See “Notes to Consolidated Financial Statements-Note 16-Common Stock,” Item 8 of Part II to this report, for a description of our share repurchase program and Magnus share repurchase agreements.
Capital Expenditures and Other Investments
During the year ended December 31, 2025, we invested $74.3 million in capital expenditures. Capital expenditures in 2026 are expected to be approximately $95.0 million, although actual amounts may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases due to supply chain challenges. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go to market activities, as well as investments in facilities to support our global strategic initiatives.
In addition, during the year ended December 31, 2025, we invested $38.2 million in capitalized implementation costs associated with the implementation of a new global cloud-based ERP platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. In 2026, we expect to invest approximately $25.0 million in capitalized implementation costs associated with this global ERP platform.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash flows from:
Operating activities	$194,370	$245,108	$371,827
Investing activities	(74,342)	(74,624)	(101,486)
Financing activities	(124,823)	(179,683)	(264,725)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,824	(3,177)	915
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,971)	$(12,376)	$6,531
Cash Flows from Operating Activities
The decrease in cash provided by operating activities for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily driven by an increase in investments in our global ERP platform as well as an increase in cash used to fund other working capital requirements. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2025 was consistent with the year ended December 31, 2024 driven by steady capital expenditure levels.

Cash Flows from Financing Activities
The decrease in cash used in financing activities for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily driven by an increase in net proceeds from borrowings, offset in part by an increase in purchases of common stock, as well as costs paid in connection with our 2025 Debt Refinancing.
Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
A review of our cash flow activities for the year ended December 31, 2024 as compared to the year ended December 31, 2023 can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Annual Report for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025, and is incorporated herein by reference.
Contractual Obligations
Our principal contractual obligations and commitments consist of debt service obligations (including interest expense and unused commitment fees related to our multi-currency revolving credit facility), operating and finance lease obligations, purchase obligations and pension and other postretirement benefit obligations.
During the normal course of business, we enter into agreements to purchase goods and services, including purchase commitments for advertising (including media placement and production costs), finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. As of December 31, 2025, the future payments related to these purchase commitments, which expire at various dates through 2030 and thereafter, amounted to approximately $348.0 million, of which approximately $323.0 million is expected to be paid in fiscal year 2026.
See "Notes to Consolidated Financial Statements-Note 11-Debt and Financing Arrangements", "Note 4-Leases" and "Note 14-Pension and Other Postretirement Benefits" in Item 8 of Part II of this Annual Report for more information on the nature and timing of obligations for debt, leases and pension and postretirement benefit plans, respectively. The future amount of interest expense payments are expected to vary as discussed in "Interest Rate Risk," Item 7A of Part II, to this report.
Off‑Balance Sheet Arrangements
As of December 31, 2025, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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

Our projected benefit obligations related to our pension and other postretirement benefit plans are valued using weighted‑average discount rates of 5.43% and 5.19%, respectively, for the year ended December 31, 2025. Decreasing the discount rates by 100 basis points would have increased the projected benefit obligations of our pension and other postretirement benefit plan by approximately $27.2 million and $0.9 million, respectively, for the year ended December 31, 2025.
    Our net periodic benefit cost related to our pension and other postretirement benefit plans is calculated using weighted average discount rates of 5.57% and 5.54%, respectively, for the year ended December 31, 2025. Decreasing the discount rate by 100 basis points would increase net periodic pension cost by approximately $1.2 million and increase other postretirement benefit cost by approximately $0.1 million for the year ended December 31, 2025. Additionally, our net periodic benefit cost related to our pension plans is calculated using an expected return on plan assets of 4.52% for the year ended December 31, 2025. Decreasing the expected return on plan assets by 100 basis points would increase net periodic pension benefit cost by approximately $1.6 million for the year ended December 31, 2025.
Income Taxes
Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including historical experience and short-range and long-range business forecasts. As of December 31, 2025, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax assets will not be recognized. As of December 31, 2025 and 2024, the cumulative valuation allowance against deferred tax assets was $36.5 million and $40.8 million, respectively.
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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates, foreign exchange rates and commodity prices and availability, as well as inflation risk. In addition, we are subject to broader market risk that is created by the global market disruptions and uncertainties resulting from macroeconomic challenges, geopolitical events, tariffs, trade and other international disputes. See “Risk Factors,” Item 1A of Part I to this report, for additional information regarding risks associated with U.S. and foreign trade policies. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents.
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
From time to time we may enter into interest rate swap contracts to reduce our interest rate risk related to floating rate debt. Under such contracts, we pay fixed and receive variable rate interest, in effect converting a portion of our floating rate debt to fixed rate debt. As of December 31, 2025, there were no outstanding interest rate swap contracts. As of December 31, 2024, the notional value of the Company's outstanding interest rate swap contracts was $100.0 million. See "Notes to Consolidated Financial Statement – Note 12 - Derivative Financial Instruments," Item 8 of Part II to this report, for further discussion of our interest rate swap contracts.
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
As of December 31, 2025, we had $449.4 million of outstanding indebtedness at variable interest rates. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2025 would have resulted in an increase of $4.5 million in our annual pre-tax interest expense.
As of December 31, 2024, we had $317.6 million of outstanding indebtedness at variable interest rates after giving effect to $100.0 million of hedged floating rate indebtedness. The same sensitivity analysis for movement in variable interest rates as of December 31, 2024, indicated that a one percentage point increase in the interest rate applied to these borrowings as of December 31, 2024 would have resulted in an increase of $3.2 million in our annual pre-tax interest expense.
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

We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2025 was $230.7 million, representing a net settlement asset of $1.2 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of December 31, 2025, while not predictive in nature, indicated that the net settlement asset of $1.2 million would decrease by $18.9 million resulting in a net settlement liability of $17.7 million if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at December 31, 2024 was $192.2 million, representing a net settlement asset of $7.9 million. The same sensitivity analysis for changes in the fair value of our foreign exchange forward contracts as of December 31, 2024, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts, the net settlement asset of $7.9 million would decrease by $14.3 million resulting in a net settlement liability of $6.4 million.
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
Commodity Risk
We are exposed to commodity price and availability risks with respect to certain materials and components used by us, our suppliers and our manufacturers, including polybutadiene, zinc diacrylate, urethane and ionomers for the manufacturing of our golf balls, tungsten, titanium and steel for our golf clubs, leather and synthetic fabrics for our golf shoes, golf gloves, golf gear and golf apparel, and resin and other petroleum‑based materials for a number of our products.
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
ITEM 9A.            CONTROLS AND PROCEDURES
The required certifications of our principal executive officer and our principal financial officer are included as Exhibit 31.1 and 31.2 to this Annual Report. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management's report on internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. These certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the last day of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).”
Based on our assessment, our management determined that, as of December 31, 2025, our internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as stated in their report which appears on page F-2 of this Annual Report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining information required by this Item will be included in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.
ITEM 11.             EXECUTIVE COMPENSATION
The information required by this Item will be included in the Company’s Proxy Statement and is incorporated herein by reference.
ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the Company’s Proxy Statement and is incorporated herein by reference.
ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the Company’s Proxy Statement and is incorporated herein by reference.
ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in the Company’s Proxy Statement and is incorporated herein by reference.

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
4.2
Indenture, dated November 24, 2025, among Acushnet Company, U.S. Bank Trust Company, National Association, as trustee of the Notes, and Acushnet Holdings Corp. and certain subsidiaries of Acushnet Company as guarantors (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 25, 2025).

10.1†	Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 4, 2025).
10.2†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 28, 2019).

10.3†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022).

10.4†
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acushnet Holdings Corp. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022).

10.5†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (granted on or after February 12, 2026) (filed herewith).

10.6†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (granted on or after February 12, 2026) (filed herewith).

10.7†*
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (granted on or after February 12, 2026) (filed herewith).

10.8†	Acushnet Holdings Corp. Employee Deferral Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2018).
10.9†	Acushnet Holdings Corp. Independent Directors Deferral Plan (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).
10.10†
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

10.12†	Acushnet Company Amended and Restated Trust Agreement, dated as of August 31, 2016 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).
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

10.15†
Letter Agreement by and between Acushnet Company and Sean Sullivan, entered into April 3, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 5, 2023).

10.16
Second Amendment and Restatement Agreement, dated November 24, 2025, among Acushnet Holdings Corp, Acushnet Company, Acushnet Canada Inc., Acushnet Europe Ltd., JPMorgan Chase Bank, N.A., the lenders party thereto and the other agents named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed November 25, 2025).

10.17
Joint Venture Agreement between Acushnet Cayman Limited and Myre Overseas Corporation, dated as of June 1, 1995 (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S‑1 (No. 333‑212116)).

10.18
Registration Rights Agreement, dated October 26, 2016, among the Company and the Holders (as defined therein) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on November 1, 2016).

10.19
Subscription and Shareholders’ Agreement between Acushnet Cayman Limited, Myre Overseas Corp. and ACL FootJoy Pte. Ltd. dated as of January 6, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 8, 2026).

19.1	Acushnet Holdings Corp. Securities Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed February 27, 2025).
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
24.1	Power of Attorney (filed herewith).
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

ACUSHNET HOLDINGS CORP.

	By:	/s/ David Maher
		Name:	David Maher
Date: February 27, 2026		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ David Maher	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2026
David Maher

/s/ Sean Sullivan	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Sean Sullivan

/s/ Nick Mohamed	Vice President, Controller (Principal Accounting Officer)	February 27, 2026
Nick Mohamed

*	Chairman	February 27, 2026
Yoon Soo Yoon

*	Director	February 27, 2026
Leanne Cunningham

*	Director	February 27, 2026
Gregory Hewett

*	Director	February 27, 2026
Ho Yeon Lee

*	Director	February 27, 2026
Jan Singer

*	Director	February 27, 2026
Steven Tishman

*	Director	February 27, 2026
Keun Chang Yoon

*By:	/s/ Tessa Judge
	Name:	Tessa Judge
	Title:	Attorney In Fact

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Acushnet Holdings Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Acushnet Holdings Corp. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for Income Taxes
As described in Note 15 to the consolidated financial statements, the Company recorded income tax expense of $52.4 million for the year ended December 31, 2025 and has net deferred tax assets of $13.5 million, inclusive of a valuation allowance of $36.5 million, and total gross unrecognized tax benefits, excluding related interest and penalties, of $13.7 million as of December 31, 2025. As disclosed by management, the Company is subject to income tax in the U.S. and foreign jurisdictions. The use of significant judgments and estimates, as well as the interpretation and application of complex tax laws is required by management to determine its provision for income taxes.
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
February 27, 2026

We have served as the Company’s, or its predecessors’, auditor since at least 1976, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company or a predecessor company.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2025	December 31, 2024
Assets
Current assets
Cash, cash equivalents and restricted cash ($0 and $10,647 attributable to a variable interest entity ("VIE"))	$50,088	$53,059
Accounts receivable, net	217,480	218,368
Inventories ($0 and $3,667 attributable to a VIE)	608,571	575,964
Prepaid and other assets	149,232	126,482
Total current assets	1,025,371	973,873
Property, plant and equipment, net ($0 and $8,135 attributable to a VIE)	356,575	325,747
Goodwill ($0 and $32,312 attributable to a VIE)	224,258	220,136
Intangible assets, net	511,430	523,131
Deferred income taxes	21,081	34,306
Other assets ($0 and $1,884 attributable to a VIE)	203,984	103,013
Total assets	$2,342,699	$2,180,206
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$16,005	$10,160
Current portion of long-term debt	661	722
Accounts payable ($0 and $2,400 attributable to a VIE)	156,984	150,322
Accrued taxes	34,219	36,009
Accrued compensation and benefits ($0 and $643 attributable to a VIE)	100,975	95,064
Accrued expenses and other liabilities ($0 and $13,893 attributable to a VIE)	121,310	180,430
Total current liabilities	430,154	472,707
Long-term debt	926,244	753,081
Deferred income taxes	7,604	8,107
Accrued pension and other postretirement benefits	68,756	74,410
Other noncurrent liabilities	124,605	74,737
Total liabilities	1,557,363	1,383,042
Commitments and contingencies (Note 23)
Redeemable noncontrolling interests	1,770	4,028
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 58,371,822 and 61,214,541 shares issued	58	61
Additional paid-in capital	763,828	787,725
Accumulated other comprehensive loss, net of tax	(122,281)	(140,315)
Retained earnings	141,961	180,276
Treasury stock, at cost; (including 935,907 of accrued share repurchases as of December 31, 2024) (Note 16)	—	(62,500)
Total equity attributable to Acushnet Holdings Corp.	783,566	765,247
Noncontrolling interests	—	27,889
Total shareholders' equity	783,566	793,136
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,342,699	$2,180,206

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Net sales	$2,558,730	$2,457,091	$2,381,995
Cost of goods sold	1,337,476	1,269,364	1,261,958
Gross profit	1,221,254	1,187,727	1,120,037
Operating expenses:
Selling, general and administrative	833,419	801,600	755,671
Research and development	76,506	67,841	64,839
Intangible amortization	11,901	14,024	14,222
Income from operations	299,428	304,262	285,305
Interest expense, net (Note 19)	58,288	52,637	41,288
Loss on debt extinguishment (Note 11)	16,970	—	—
Other (income) expense, net (Note 19)	(15,356)	1,958	2,417
Income before income taxes	239,526	249,667	241,600
Income tax expense	52,366	47,825	42,993
Net income	187,160	201,842	198,607
Less: Net loss (income) attributable to noncontrolling interests	1,385	12,456	(178)
Net income attributable to Acushnet Holdings Corp.	$188,545	$214,298	$198,429

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$3.13	$3.38	$2.96
Diluted	3.11	3.37	2.94
Weighted average number of common shares:
Basic	60,299,145	63,345,806	67,063,933
Diluted	60,568,052	63,648,238	67,517,105

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(in thousands)	2025	2024	2023
Net income	$187,160	$201,842	$198,607
Other comprehensive income (loss):
Foreign currency translation adjustments	21,603	(28,389)	2,916
Cash flow derivative instruments
Unrealized holding (losses) gains arising during period	(3,835)	12,693	5,871
Reclassification adjustments included in net income	(2,467)	(12,286)	(7,672)
Tax benefit	2,013	211	359
Cash flow derivative instruments, net	(4,289)	618	(1,442)
Pension and other postretirement benefits
Pension and other postretirement benefits adjustments	1,673	(10,960)	5,629
Tax (expense) benefit	(332)	2,455	(1,306)
Pension and other postretirement benefits adjustments, net	1,341	(8,505)	4,323
Total other comprehensive income (loss)	18,655	(36,276)	5,797
Comprehensive income	205,815	165,566	204,404
Less: Comprehensive loss (income) attributable to noncontrolling interests	764	12,766	(656)
Comprehensive income attributable to Acushnet Holdings Corp.	$206,579	$178,332	$203,748

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$187,160	$201,842	$198,607
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	55,292	55,888	51,356
Unrealized foreign exchange (gain) loss	(2,823)	(2,856)	1,507
Amortization of debt issuance costs	1,757	1,754	927
Share-based compensation	28,580	30,792	29,709
Loss on disposals of property, plant and equipment	725	902	99
Gain on deconsolidation of VIE (Note 8)	(20,887)	—	—
Loss from equity method investment (Note 8)	1,113	—	—
Loss on debt extinguishment (Note 11)	16,970	—	—
Deferred income taxes	13,941	915	15,413
Changes in operating assets and liabilities
Accounts receivable	11,962	(26,799)	13,785
Inventories	(20,393)	21,659	58,897
Accounts payable	(1,672)	1,875	(12,105)
Accrued taxes	(5,086)	(8,222)	6,221
Other assets and liabilities	(72,269)	(32,642)	7,411
Cash flows provided by operating activities	194,370	245,108	371,827
Cash flows from investing activities
Additions to property, plant and equipment	(74,342)	(74,624)	(75,364)
Additions to intangible assets (Note 9)	—	—	(25,235)
Other, net	—	—	(887)
Cash flows used in investing activities	(74,342)	(74,624)	(101,486)
Cash flows from financing activities
Proceeds from credit facilities (Note 11)	1,780,933	1,243,120	1,527,896
Repayments of credit facilities (Note 11)	(1,752,274)	(1,178,799)	(1,739,308)
Proceeds from senior unsecured notes (Note 11)	500,000	—	350,000
Repayments of senior unsecured notes (Note 11)	(350,000)	—	—
Payment of redemption premium (Note 11)	(12,908)	—	—
Payment of debt issuance costs	(9,592)	—	(6,328)
Purchases of common stock	(211,524)	(172,799)	(334,088)
Dividends paid on common stock	(56,156)	(54,291)	(52,480)
Payment of employee restricted stock tax withholdings	(11,560)	(16,914)	(11,495)
Other, net	(1,742)	—	1,078
Cash flows used in financing activities	(124,823)	(179,683)	(264,725)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1,824	(3,177)	915
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,971)	(12,376)	6,531
Cash, cash equivalents and restricted cash, beginning of year	53,059	65,435	58,904
Cash, cash equivalents and restricted cash, end of year	$50,088	$53,059	$65,435

The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2022	76,322	$76	$960,685	$(109,668)	$473,130	$(385,167)	$939,056	$37,647	$976,703
Sale of equity to redeemable noncontrolling interest	—	—	444	—	(180)	—	264	—	264
Net income	—	—	—	—	198,429	—	198,429	1,213	199,642
Other comprehensive income (loss)	—	—	—	5,319	—	—	5,319	(8)	5,311
Share-based compensation	—	—	29,044	—	—	—	29,044	—	29,044
Vesting of restricted common stock, including impact of dividend equivalents rights ("DERs"), net of shares withheld for employee taxes (Note 17)	485	—	(11,394)	—	—	—	(11,394)	—	(11,394)
Purchases of common stock (Note 16)	—	—	—	—	—	(240,948)	(240,948)	—	(240,948)
Treasury share retirement (Note 16)	(13,378)	(13)	(170,164)	—	(455,938)	626,115	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	(53,335)	—	(53,335)	—	(53,335)
Redemption value adjustment (Note 2)	—	—	—	—	(2,200)	—	(2,200)	—	(2,200)
Balances as of December 31, 2023	63,429	63	808,615	(104,349)	159,906	—	864,235	38,852	903,087
Net income (loss)	—	—	—	—	214,298	—	214,298	(10,970)	203,328
Other comprehensive (loss) income	—	—	—	(35,966)	—	—	(35,966)	7	(35,959)
Share-based compensation	—	—	30,336	—	—	—	30,336	—	30,336
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 17)	444	—	(16,664)	—	—	—	(16,664)	—	(16,664)
Purchases of common stock (Note 16)	—	—	—	—	—	(173,859)	(173,859)	—	(173,859)
Share repurchase liability (Note 16)	—	—	—	—	—	(62,500)	(62,500)	—	(62,500)
Treasury share retirement (Note 16)	(2,658)	(2)	(34,220)	—	(139,637)	173,859	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	(55,291)	—	(55,291)	—	(55,291)
Contingent consideration (Note 8)	—	—	(342)	—	—	—	(342)	—	(342)
Redemption value adjustment (Note 2)	—	—	—	—	1,000	—	1,000	—	1,000
Balances as of December 31, 2024	61,215	61	787,725	(140,315)	180,276	(62,500)	765,247	27,889	793,136
Net income (loss)	—	—	—	—	188,545	—	188,545	(188)	188,357
Other comprehensive income	—	—	—	18,034	—	—	18,034	—	18,034
Share-based compensation	—	—	28,580	—	—	—	28,580	—	28,580
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 17)	291	—	(11,472)	—	—	—	(11,472)	—	(11,472)
Purchases of common stock (Note 16)	—	—	—	—	—	(212,194)	(212,194)	—	(212,194)
Share repurchase liability (Note 16)	—	—	—	—	—	62,500	62,500	—	62,500
Treasury share retirement (Note 16)	(3,134)	(3)	(41,005)	—	(171,186)	212,194	—	—	—
Dividends and dividend equivalents declared	—	—	—	—	(57,374)	—	(57,374)	—	(57,374)
Redemption value adjustment (Note 2)	—	—	—	—	1,700	—	1,700	—	1,700
Deconsolidation of VIE (Note 8)	—	—	—	—	—	—	—	(27,701)	(27,701)
Balances at December 31, 2025	58,372	$58	$763,828	$(122,281)	$141,961	$—	$783,566	$—	$783,566
The accompanying notes are an integral part of these consolidated financial statements.

ACUSHNET HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business
Acushnet Holdings Corp. (the “Company”), headquartered in Fairhaven, Massachusetts, is the global leader in the design, development, manufacture and distribution of performance-driven golf products. The Company has established positions across all major golf equipment and golf wear categories under its globally recognized brands of Titleist, FootJoy, Scotty Cameron and Vokey Design. Acushnet products are sold primarily to on-course golf pro shops and select off-course golf specialty stores, sporting goods stores and other qualified retailers. The Company sells products primarily in the United States, Europe (primarily the United Kingdom, Germany, France, Sweden and Switzerland), Asia (primarily Japan, Korea, China and Singapore), Canada and Australia. Acushnet manufactures and/or sources its products principally in the United States, Thailand, Vietnam, Taiwan, China, Japan and the United Kingdom.
Acushnet Holdings Corp. was incorporated in Delaware on May 9, 2011 as Alexandria Holdings Corp., an entity owned by Misto Holdings Corp (“Misto”), formerly known as Fila Holdings Corp. and previously as Fila Korea Co., Ltd., (“Fila”), a leading sport and leisure apparel and footwear company which is a public company listed on the Korea Exchange, and a consortium of investors (the “Financial Investors”). Acushnet Holdings Corp. acquired Acushnet Company, its primary operating subsidiary, from Beam Suntory, Inc. (at the time known as Fortune Brands, Inc.) on July 29, 2011. On November 2, 2016, the Company completed an initial public offering at a public offering price of $17.00 per share. Following the pricing of the initial public offering, Magnus Holdings Co., Ltd. (“Magnus”), a wholly-owned subsidiary of Misto, purchased from the Financial Investors shares of the Company’s common stock, resulting in Magnus holding a controlling ownership interest in the Company’s outstanding common stock.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These consolidated financial statements include the accounts of the Company and Acushnet Company, including Acushnet Company's wholly-owned subsidiaries and less than wholly-owned subsidiaries, which include variable interest entities (“VIE”) in which Acushnet Company is the primary beneficiary. In addition, investments in entities over which the Company has significant influence but not control are accounted for using the equity method of accounting. The Company conducts substantially all its business through Acushnet Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Variable Interest Entities
VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected residual returns. The Company consolidates a VIE when it is the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb expected losses or the right to receive expected benefits from the VIE that could potentially be significant to the VIE. The Company presents separately on its consolidated balance sheets, to the extent material, the assets of consolidated VIEs that can only be used to settle specific obligations of the consolidated VIEs and the liabilities of consolidated VIEs for which creditors do not have recourse to its general credit.
Prior to January 31, 2025, the Company consolidated the accounts of Acushnet Lionscore Limited (“Lionscore”), a VIE which is 40% owned by the Company. The sole purpose of Lionscore was to manufacture the Company’s footwear and as such, the Company was deemed to be the primary beneficiary. The general creditors of Lionscore did not have recourse to the Company. Certain directors of Lionscore had guaranteed the credit lines of Lionscore, for which there were no outstanding borrowings as of December 31, 2024. In addition, pursuant to the terms of the governing documents of Lionscore, the Company was not required to provide financial support to Lionscore. See Note 8 for additional information regarding other business developments impacting Lionscore.
Equity Method Investments
The Company uses the equity method of accounting for equity investments if the investment enables the Company to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in consolidated net income (loss). The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. An impairment that is other-than-temporary is recognized in the period identified. See Note 8 for additional information regarding other business developments impacting equity method investments.
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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the years ended December 31, 2025 and December 31, 2024, the Company recorded a $1.7 million and $1.0 million redemption value adjustment to decrease the carrying amount of redeemable noncontrolling interests, respectively. During the year ended December 31, 2023, the Company recorded a $2.2 million redemption value adjustment to increase the carrying value of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of December 31, 2025, 2024 and 2023.
See Note 8 for additional information regarding other business developments impacting noncontrolling interests.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of December 31, 2025 and 2024, the amount of restricted cash included in cash, cash equivalents and restricted cash on the consolidated balance sheets was $1.4 million and $1.6 million, respectively. Book overdrafts not subject to offset with other accounts with the same financial institution are classified as accounts payable. As of December 31, 2025 and 2024, book overdrafts in the amount of $2.8 million and $3.8 million, respectively, were included in accounts payable on the consolidated balance sheets.
Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentration of credit risk are cash and cash equivalents and accounts receivable. Substantially all of the Company's cash deposits are maintained at large, creditworthy financial institutions. The Company's deposits, at times, may exceed federally insured limits, due largely to deposits held by the Company’s subsidiaries outside the United States. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As part of its ongoing procedures, the Company monitors its concentration of deposits with various financial institutions in order to avoid any undue exposure. As of December 31, 2025 and 2024, the Company had unrestricted cash and cash equivalents of $46.5 million and $48.9 million, respectively, in banks located outside the United States. The risk with respect to the Company's accounts receivable is managed by the Company through its policy of monitoring the creditworthiness of its customers to which it grants credit terms in the normal course of business. See Note 5 for additional information.

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
The Company also enters into cloud computing arrangements to access and use third-party software to support operations. These arrangements are assessed to determine whether the contract is solely a service contract or includes a software license. Implementation costs for a cloud computing arrangement that is solely a service contract, including the integration, configuration and customization of the hosted third-party software, are capitalized and included in either prepaids and other assets or other assets on the consolidated balance sheets. Once the software is placed into service, the capitalized implementation costs are amortized on a straight-line basis over the fixed, non-cancellable term of the contract, plus any renewal periods that are reasonably certain at that time, which ranges from one to six years.
There were capitalized implementation costs, net of amortization of $57.3 million and $18.0 million for the years ended December 31, 2025 and 2024, respectively, of which $9.4 million and $4.1 million were included in prepaid and other assets and $47.9 million and $13.9 million were included in other assets on the consolidated balance sheets as of December 31, 2025 and 2024, respectively. The Company recognized amortization expense related to these capitalized implementation costs of $2.4 million, $4.0 million and $1.6 million in the consolidated statements of operations during the years ended December 31, 2025, 2024 and 2023, respectively.
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
The investments in the plan assets are measured at fair value using quoted market prices or the net asset value as a practical expedient. Projected benefit obligations are measured using various actuarial assumptions, such as discount rates, rate of compensation increase, mortality rates, turnover rates and health care cost trend rates, as determined at each year end measurement date. The measurement of net periodic benefit cost is based on various actuarial assumptions, including discount rates, expected return on plan assets and rate of compensation increase, which are determined as of the prior year measurement date. The determination of the discount rate is generally based on yield curves or an index created from a hypothetical bond portfolio consisting of high-quality fixed income securities with durations that match the timing of expected benefit payments.

The expected return on plan assets is developed using forward looking asset class return assumptions for each asset class, weighted by the plan’s target exposure to each asset class within the portfolio. The asset class return assumption reflects a combination of historical results, current market characteristics, and long term capital market outlook. Actual cost is also dependent on various other factors related to the employees covered by these plans. The effects of actuarial deviations from assumptions are generally accumulated and, if over a specified corridor, amortized over the remaining service period of the employees. The cost or benefit of plan changes, such as increasing or decreasing benefits for prior employee service (prior service cost), is deferred and included in expense on a straight-line basis over the average remaining service period of the related employees. The Company's actuarial assumptions are reviewed on an annual basis and modified when appropriate.
To calculate the U.S. pension and postretirement benefit plan expense in 2025, 2024 and 2023, the Company applied the individual spot rates along the yield curve that correspond with the timing of each future cash outflow for the benefit payments in order to calculate interest cost and service cost. See Note 14 for additional information.
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

Advertising and Promotion
Advertising and promotion expenses are included in selling, general and administrative on the consolidated statements of operations and include product endorsement arrangements with members of the various professional golf tours, media placement and production costs (television, print and internet), tour support expenses and point-of-sale materials. Advertising production costs are expensed as incurred. Media placement costs are expensed in the month the advertising first appears. Product endorsement arrangements are expensed based upon the specific provisions of player contracts. Advertising and promotion expenses were $254.4 million, $242.3 million and $231.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Foreign Currency Transactions and Translation
Transactions denominated in a currency other than functional currency are re-measured into functional currency with the resulting transaction gain or loss recorded within selling, general and administrative on the consolidated statements of operations. Foreign currency transaction gains (losses) included in selling, general and administrative were gains of $4.2 million, losses of $2.0 million and losses of $4.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Assets and liabilities are translated from the functional currency of the consolidated subsidiary into U.S. dollars at the actual rates of exchange as of the balance sheet date. Revenues and expenses are translated at the average rates of exchange for the reporting period. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss), net of tax.
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

Recently Adopted Accounting Standards
Income Taxes
During the year ended December 31, 2025, the Company adopted Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures." The amendments in this update provided more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The adoption of ASU 2023-09, with prospective application, resulted in incremental disclosures within the footnotes to the consolidated financial statements. See income tax information in Note 15 and Note 22.
Measurement of Credit Losses for Accounts Receivable and Contract Assets
During the year ended December 31, 2025, the Company adopted ASU 2025-05, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." The amendments in this update provide an optional practical expedient. Under this practical expedient, when developing reasonable and supportable forecasts as part of estimating expected credit losses, an entity may elect to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The adoption of this standard did not have a material impact on the Company's allowance for credit losses. See allowance for credit loss information in Note 5.
Recently Issued Accounting Standards
Expense Disaggregation Disclosures
In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." The amendments in this update remove all references to software development project stages. Under this update, an entity will be required to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in this update permit an entity to apply the new guidance using either a prospective transition approach, a modified transition approach or a retrospective transition approach. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
Derivatives and Hedging
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." The amendments in this update are intended to clarify certain aspects of the guidance to better portray the economic results of an entity’s risk management activities in its financial statements and to make certain targeted improvements to simplify the application of the hedge accounting guidance. The amendments in this update should be applied on a prospective basis for all hedging relationships. ASU 2025-09 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
Interim Reporting
In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow‑Scope Improvements." The amendments in this update are intended to clarify interim reporting requirements enhancing consistency in U.S. GAAP financial statements. It consolidates required disclosures, defines the "disclosure principle" for material post-year-end events, and streamlines the application of interim guidance. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

Codification Improvements
In December 2025, the FASB issued ASU 2025-12, "Accounting Standards Update 2025-12—Codification Improvements." The amendments in this update refine existing guidance to further enhance the interpretation and application of the codification. The transition method of this update may vary on an issue-by-issue basis. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted as of the beginning of an annual reporting period and on an issue-by-issue basis. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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
Substantially all of the Company’s revenue is recognized at a point in time and relates to customers who are not engaged in a long-term supply agreement or any form of contract with the Company. The majority of all sales are paid for on account with most terms between 30 and 60 days, not to exceed one year.
Costs associated with shipping and handling activities, such as merchandising, are included in cost of goods sold as revenue is recognized. The Company has made an accounting policy election to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.
The Company reduces revenue by the amount of expected returns and records a corresponding refund liability in accrued expenses and other liabilities. The Company accounts for the right of return as variable consideration and recognizes a refund liability for the amount of consideration that it estimates will be refunded to customers. In addition, the Company recognizes an asset for the right to recover returned products in prepaid and other assets on the consolidated balance sheets. Sales returns are estimated based upon historical rates of product returns, current economic trends and changes in customer demands as well as specific identification of outstanding returns. The refund liability for expected returns was $8.6 million and $12.3 million as of December 31, 2025 and 2024, respectively. The value of inventory expected to be recovered related to sales returns was $4.5 million and $6.3 million as of December 31, 2025 and 2024, respectively.
Contract Balances
Accounts receivable, net, includes amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. See further allowance for credit loss information in Note 5.
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
The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses. See further discussion of the adoption of ASU 2025-05 in Note 2.
Disaggregated Revenue
In general, the Company's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships and provides meaningful disaggregation of each business segment's results of operations. See Note 21 for the Company's business segment disclosures, as well as a further disaggregation of net sales by geographic region.

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
Lease costs recognized on the consolidated statements of operations were as follows:

(in thousands)		Year ended December 31,
Lease costs	Location in statement of operations	2025	2024	2023
Operating	Cost of goods sold	$2,486	$2,497	$2,450
	Selling, general and administrative	23,310	21,043	19,777
	Research and development	1,056	1,166	1,099

Finance
Amortization of lease assets	Selling, general and administrative	636	600	475
Interest on lease liabilities	Interest expense, net	92	108	86

Short-term and low value lease cost		400	904	1,472
Variable lease cost		3,220	3,056	2,486
Total lease cost		$31,200	$29,374	$27,845
Supplemental balance sheet information related to the Company's leases is as follows:

		December 31,
(in thousands)	Balance sheet location	2025	2024
Right-of-use assets
Finance	Property, plant and equipment, net	$1,438	$1,861
Operating	Other assets	125,655	75,655
	Total lease assets	$127,093	$77,516

Lease liabilities
Finance	Accrued expenses and other liabilities	$550	$599
Operating	Accrued expenses and other liabilities	24,442	19,513
Finance	Long-term debt	883	1,262
Operating	Other noncurrent liabilities	105,375	60,168
	Total lease liabilities	$131,250	$81,542

The weighted average remaining lease term and the weighted average discount rate for leases is as follows:

	Year ended December 31,
	2025	2024	2023
Weighted average remaining lease term (years):
Operating	7.2	5.6	6.2
Finance	2.9	3.6	4.3
Weighted average discount rate:
Operating	4.35%	4.58%	4.01%
Finance	5.59%	5.13%	4.52%
The following table reconciles the undiscounted cash flows for leases as of December 31, 2025 to lease liabilities recorded on the consolidated balance sheet:

	Operating	Finance
(in thousands)	Leases	Leases	Total
2026	$29,600	$616	$30,216
2027	27,674	514	28,188
2028	22,208	306	22,514
2029	15,514	118	15,632
2030	11,525	5	11,530
Thereafter	45,466	—	45,466
Total future lease payments	151,987	1,559	153,546
Less: Interest	(22,170)	(126)	(22,296)
Present value of lease liabilities	$129,817	$1,433	$131,250

Accrued expenses and other liabilities	$24,442	$550	$24,992
Long-term debt	—	883	883
Other noncurrent liabilities	105,375	—	105,375
Total lease liabilities	$129,817	$1,433	$131,250
Supplemental cash flow information related to the Company's leases are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$26,686	$24,143	$21,623
Operating cash flows for finance leases	92	108	86
Financing cash flows for finance leases	638	603	478

5. Allowance for Credit Losses
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current economic conditions, which could affect the collectability of the reported amounts. All these factors have been considered in the estimate of expected credit losses for the periods presented.
The activity related to the allowance for credit losses was as follows:

	December 31,
(in thousands)	2025	2024	2023
Balance at beginning of year	$7,238	$8,840	$8,258
Increase (decrease) in provision for expected credit losses	380	(807)	1,120
Amount of receivables written off	(757)	(618)	(689)
Foreign currency translation	458	(177)	151
Balance at end of year	$7,319	$7,238	$8,840

6. Inventories
The components of inventories were as follows:

	December 31,
(in thousands)	2025	2024
Raw materials and supplies	$145,663	$137,150
Work-in-process	31,570	33,549
Finished goods	431,338	405,265
Inventories	$608,571	$575,964

7. Property, Plant and Equipment, Net
The components of property, plant and equipment, net were as follows:

	December 31,
(in thousands)	2025	2024
Land	$14,379	$14,273
Buildings and improvements	238,858	223,737
Machinery and equipment	295,743	272,911
Furniture, computers and equipment	72,961	62,032
Computer software	90,831	90,583
Construction in progress	61,129	51,640
Property, plant and equipment, gross	773,901	715,176
Accumulated depreciation and amortization	(417,326)	(389,429)
Property, plant and equipment, net	$356,575	$325,747
During the years ended December 31, 2025 and 2024, the Company capitalized software development costs of $0.8 million and $1.7 million, respectively, all of which were placed into service as of December 31, 2025 and 2024. Amortization expense on capitalized software development costs was $6.7 million, $10.9 million and $9.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Total depreciation and amortization expense related to property, plant and equipment was $43.4 million, $41.9 million and $37.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

8. Other Business Developments
Supply Chain Optimization
During January 2025, Lionscore permanently ceased manufacturing at its Fujian Fuh Deh Leh (“FDL”) factory in Fuzhou, China and all footwear production volume was shifted to a third-party facility located in Long An Province, Vietnam (the “Long An Factory”), which is operated by an affiliate of Myre Overseas Corp. (“Myre”), the Company's Lionscore joint venture partner. As a result, the Company is no longer the primary beneficiary of Lionscore and has deconsolidated the accounts of Lionscore effective as of January 31, 2025. As such, the consolidated statement of operations for the year ended December 31, 2025 included one month of activity related to Lionscore prior to the deconsolidation. As of December 31, 2025, the assets and liabilities of Lionscore were no longer included within the Company's consolidated balance sheet. In addition, any retained equity interest or investment in the former subsidiary is measured at fair value as of the date of deconsolidation. The fair value of the Company's equity interest in Lionscore as of the date of deconsolidation, determined by the appraised value of Lionscore's operating assets, was $14.1 million. In connection with the deconsolidation of Lionscore, the Company recorded a non-cash gain on deconsolidation of $20.9 million during the year ended December 31, 2025, which was included within other (income) expense, net on the consolidated statement of operations. Subsequent to the deconsolidation, the Company accounted for its equity ownership interest in Lionscore under the equity method of accounting. See Note 24 for additional information regarding restructuring activities impacting the VIE.
For the year ended December 31, 2025, the Company recorded a $1.1 million loss related to the Lionscore equity-method investment, which was included within other (income) expense, net on the consolidated statement of operations. The carrying value of the Company's investment in Lionscore was $13.0 million as of December 31, 2025, which was included within other assets on the consolidated balance sheet.
On January 6, 2026, Acushnet Cayman Limited, a wholly owned subsidiary of the Company (“Acushnet Cayman”) entered into a Subscription and Shareholders’ Agreement (the “JV Agreement”) with Myre and ACL FootJoy Pte. Ltd. (“ACL

FootJoy”), pursuant to which Acushnet Cayman and Myre formed a joint venture and subscribed for shares in the capital of ACL FootJoy. The primary purpose of ACL FootJoy, in which the Company has a 40% interest, with the remaining 60% owned by Myre, is to source raw materials for, and contract for the manufacture and production of, footwear in Vietnam, under trademarks and brand names owned by Acushnet Company at one or more factories owned and/or controlled by Myre and/or its affiliates (the “Footwear Factories”), including the Long An Factory. Pursuant to the JV Agreement, the Company has the sole and exclusive right to purchase and distribute, and to arrange for the worldwide sale and distribution of, all products manufactured or produced at the Footwear Factories.
PG Golf
On April 1, 2022, the Company acquired the outstanding equity interest in PG Golf LLC for $5.0 million, including cash consideration of $3.6 million and contingent consideration valued at $1.4 million at the time of acquisition. As of December 31, 2024, contingent consideration of $1.7 million was included in accrued expenses and other liabilities on the consolidated balance sheet and was paid in April 2025.

9. Goodwill and Identifiable Intangible Assets, Net
Goodwill allocated to the Company's reportable segments and changes in the carrying amount of goodwill were as follows:

(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Other	Total
December 31, 2023	$198,065	$3,531	$13,418	$10,288	$225,302
Foreign currency translation	(4,506)	(66)	(358)	(236)	(5,166)
December 31, 2024	193,559	3,465	13,060	10,052	220,136
Foreign currency translation	3,565	52	283	222	4,122
December 31, 2025	$197,124	$3,517	$13,343	$10,274	$224,258
There were no impairment losses recorded to goodwill during the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, 2024 and 2023, the cumulative balance of goodwill impairment recorded was $3.8 million, all of which was included in the carrying amount of the goodwill allocated to Other.
The net carrying value by class of identifiable intangible assets was as follows:

	December 31, 2025			December 31, 2024
(in thousands)	Gross	Accumulated Amortization	Net Carrying Value	Gross	Accumulated Amortization	Net Carrying Value
Indefinite-lived:
Trademarks	$429,051	$—	$429,051	$429,051	$—	$429,051
Amortizing:
Trademarks	96,512	(21,858)	74,654	96,512	(15,346)	81,166
Completed technology	76,943	(75,377)	1,566	76,943	(72,223)	4,720
Customer relationships	28,248	(22,089)	6,159	27,403	(19,209)	8,194
Licensing fees and other	32,576	(32,576)	—	32,483	(32,483)	—
Total intangible assets	$663,330	$(151,900)	$511,430	$662,392	$(139,261)	$523,131
In January 2023, the Company acquired certain trademarks from West Coast Trends, Inc., an industry leader specializing in Club Glove premium performance golf travel products, for $25.2 million. The trademarks acquired were included in the Company's Golf gear reportable segment and will be amortized over a weighted average life of 10 years.
Identifiable intangible asset amortization expense was $11.9 million, $14.0 million and $14.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
There were no impairment losses recorded to indefinite-lived intangible assets during the years ended December 31, 2025, 2024 and 2023.

Identifiable intangible asset amortization expense for each of the next five fiscal years and beyond is expected to be as follows:

(in thousands)
Year ending December 31,
2026	$8,449
2027	7,605
2028	6,978
2029	6,962
2030	6,962
Thereafter	45,423
Total	$82,379

10. Product Warranty
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	December 31,
(in thousands)	2025	2024	2023
Balance at beginning of year	$4,980	$4,997	$3,951
Provision	7,634	6,588	6,995
Claims paid/costs incurred	(6,669)	(6,432)	(5,966)
Foreign currency translation	117	(173)	17
Balance at end of year	$6,062	$4,980	$4,997

11. Debt and Financing Arrangements
The Company’s debt and finance lease obligations were as follows:

	December 31,
(in thousands)	2025	2024
Multi-currency revolving credit facility	$431,301	$404,700
5.625% senior unsecured notes ("2033 Notes")	500,000	—
7.375% senior unsecured notes ("2028 Notes")	—	350,000
Other short-term borrowings	16,005	10,160
Other long-term borrowings	2,095	2,810
Finance lease obligations	883	1,262
Debt issuance costs (1)	(7,374)	(4,969)
Total	942,910	763,963
Less: short-term debt and current portion of long-term debt	16,666	10,882
Total long-term debt and finance lease obligations	$926,244	$753,081
_________________________________
(1) As of December 31, 2025, debt issuance costs of $7.4 million relate to the 2033 Notes. As of December 31, 2024, debt issuance costs of $5.0 million relate to the 2028 Notes.
Multi-Currency Revolving Credit Facility
On November 24, 2025, the Company entered into a second amendment and restatement (the “Amendment and Restatement”) to its amended and restated credit agreement, dated as of December 23, 2019, as amended (the “2019 Credit Agreement” and, as amended by the Amendment and Restatement, the “2025 Credit Agreement”), with Acushnet Company, Acushnet Canada Inc. and Acushnet Europe Ltd, as borrowers, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”). The 2025 Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Revolving Credit Facility.”
In connection with the Amendment and Restatement, the Company incurred debt issuance costs of approximately $2.2 million, which were included in other assets on the consolidated balance sheet and will be amortized to Interest expense, net over the term of the Revolving Credit Facility.
The 2019 Credit Agreement provided for a $950.0 million multi‑currency revolving credit facility, including a $50.0 million letter of credit sublimit, a $75.0 million swing line sublimit, a C$50.0 million sublimit for borrowings by

Acushnet Canada, Inc., a £45.0 million sublimit for borrowings by Acushnet Europe Limited and an alternative currency sublimit of $200.0 million for borrowings in Canadian dollars, euros, pounds sterling, Japanese yen and other currencies agreed to by the lenders and the Administrative Agent. The 2019 Credit Agreement was due to mature on August 2, 2027, and as a result, the related borrowings were classified as long term debt, with the proceeds and repayments under the Revolving Credit Facility presented on a gross basis in the consolidated statements of cash flows.
The 2025 Credit Agreement provides for a $950.0 million multi‑currency revolving credit facility, including a $75.0 million letter of credit sublimit, a $75.0 million swing line sublimit, a C$100.0 million sublimit for borrowings by Acushnet Canada, Inc., a £45.0 million sublimit for borrowings by Acushnet Europe Ltd, and an alternative currency sublimit of $500.0 million for borrowings in Canadian dollars, euros, pounds sterling, Japanese yen and other currencies agreed to by the lenders. The Revolving Credit Facility matures on November 24, 2030, and as a result, the related borrowings have been classified as long term debt, with the proceeds and repayments under the Revolving Credit Facility presented on a gross basis in the consolidated statements of cash flows. The Revolving Credit Facility is collateralized by substantially all the assets of the Company and its subsidiary guarantors.
Acushnet Company has the right under the Revolving Credit Facility to request additional term loans and/or increases in available borrowing capacity in an aggregate principal amount not to exceed (i) the greater of $400.0 million and 100% of Consolidated EBITDA (as defined in the 2025 Credit Agreement) plus (ii) an unlimited amount, so long as the Net Average Secured Leverage Ratio (as defined in the 2025 Credit Agreement) does not exceed 3.00:1.00 on a pro forma basis. The lenders under the Revolving Credit Facility will not be under any obligation to provide any such additional term loans or increases, and the incurrence of any additional term loans or increases is subject to customary conditions precedent.
Borrowings under the Revolving Credit Facility bear interest at a floating rate, which can be, at the applicable borrower’s option, (i) for loans denominated in U.S. dollars, either (A) a base rate, which is the greatest of (1) the prime rate last published in the Wall Street Journal, (2) the greater of the federal funds effective rate and the overnight bank funding rate, each as determined by the Federal Reserve Bank of New York, in either case, plus 0.50% and (3) the one-month term SOFR Rate plus 1.00%, or (B) the greater of the term SOFR rate for the applicable interest period and zero; (ii) for loans denominated in pounds sterling, the greater of a daily simple RFR determined based on SONIA and zero; (iii) for loans denominated in euros, the greater of an EURIBOR rate for the applicable interest period and zero; (iv) for loans denominated in Canadian dollars, either (A) the greater of the term CORRA rate for the applicable interest period and zero or (B) the greater of PRIMCAN Index rate that is published by Bloomberg and 1.00%; and (v) for loans denominated in Japanese yen, the greater of TIBOR rate for the applicable interest period and zero, plus, in the case of clauses (i) through (v) above, an applicable margin. The applicable margin is 0.00% to 0.75% for base rate borrowings and 1.00% to 1.75% for term SOFR borrowings, daily simple RFR borrowings, EURIBOR rate borrowings, term CORRA borrowings and TIBOR rate borrowings, in each case, depending on the Net Average Total Leverage Ratio (as defined in the 2025 Credit Agreement). The commitment fee rate payable in respect of unused portions of the Revolving Credit Facility varies from 0.125% to 0.275% per annum, depending on the Net Average Total Leverage Ratio.
The 2025 Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The maximum Net Average Total Leverage Ratio covenant is 3.75:1.00, which is subject to increase to 4.25:1.00 in connection with certain acquisitions, and the minimum Consolidated Interest Coverage Ratio (as defined in the 2025 Credit Agreement) is 3.00:1.00.
The 2025 Credit Agreement includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of December 31, 2025, the Company was in compliance with all covenants under the 2025 Credit Agreement.
Under the 2025 Credit Agreement, a change of control is an event of default which could result in the acceleration of all outstanding indebtedness and the termination of all commitments under the 2025 Credit Agreement and would allow the lenders to enforce their rights with respect to the collateral granted. A change of control occurs if any person (other than certain permitted parties) becomes the beneficial owner of 35% or more of the outstanding common stock of the Company. As of December 31, 2025 and 2024, the weighted average interest rate applicable to the Revolving Credit Facility was 5.06% and 5.51%, respectively. As of December 31, 2025, the Company had available borrowing capacity under the Revolving Credit Facility of $514.7 million after giving effect to $4.0 million of outstanding letters of credit.

Senior Notes
On October 3, 2023, Acushnet Company completed the issuance and sale of $350.0 million in gross proceeds of its 7.375% senior notes due 2028.The 2028 Notes were issued pursuant to an indenture, dated October 3, 2023, among Acushnet Company, U.S. Bank Trust Company, National Association, as trustee of the 2028 Notes, and the Company and certain subsidiaries of Acushnet Company as guarantors.
The proceeds from the 2028 Notes offering were used to repay $345.6 million of the outstanding borrowings under the Company's multi-currency revolving credit facility pursuant to the 2019 Credit Agreement, as well as to pay fees and expenses related to the 2028 Notes offering. In connection with the 2028 Notes offering, the Company incurred fees and expenses of approximately $6.4 million, of which approximately $6.3 million was capitalized as debt issuance costs within long-term debt on the consolidated balance sheet and was being amortized to Interest expense, net over the term of the 2028 Notes using the effective interest rate method.
The 2028 Notes bore interest at a stated interest rate of 7.375% (an effective interest rate of 7.813%) per year, with interest payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2024. Accrued interest related to the 2028 Notes of $5.6 million was included within accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2024. The fair value of the 2028 Notes, based on third-party quotes (Level 2), as of December 31, 2024 was $362.1 million. The 2028 Notes were due to mature on October 15, 2028, unless earlier repurchased or redeemed in accordance with their terms, and as a result, were classified as long-term debt.
Pursuant to the indenture that governed the 2028 Notes, Acushnet Company had the right to redeem all or part of the 2028 Notes during the 12-month period beginning on October 15, 2025, at a redemption price equal to 103.688% of the principal amount of the 2028 Notes to be redeemed, together with any accrued and unpaid interest.
On November 24, 2025, Acushnet Company completed the issuance and sale of $500.0 million in gross proceeds of its 5.625% senior notes due 2033. The 2033 Notes were issued pursuant to an indenture, dated November 24, 2025 (the “Indenture”), among Acushnet Company, U.S. Bank Trust Company, National Association, as trustee of the 2033 Notes, and the Company and certain subsidiaries of Acushnet Company as guarantors.
The proceeds from the 2033 Notes offering were used to (i) redeem all $350.0 million aggregate principal amount of the 2028 Notes, (ii) repay a portion of the indebtedness outstanding under the 2019 Credit Agreement and (iii) pay fees and expenses related to the 2033 Notes offering. During the twelve months ended December 31, 2025, in connection with the redemption of the 2028 Notes, Acushnet Company incurred a loss on debt extinguishment comprised of a $12.9 million redemption premium payment, as well as the derecognition of $3.9 million of unamortized debt issuance costs. Acushnet Company incurred fees and expenses of approximately $7.4 million in connection with the 2033 Notes offering which was capitalized as debt issuance costs within long-term debt on the consolidated balance sheet and is being amortized to interest expense, net over the term of the 2033 Notes using the effective interest rate method. The fair value of the 2033 Notes, based on third-party quotes (Level 2) as of December 31, 2025, was $505.0 million.
The 2033 Notes bear interest at a stated interest rate of 5.625% (an effective interest rate of 5.788%) per year, with interest payable semi-annually on June 1 and December 1 of each year, beginning on June 1, 2026. Accrued interest related to the 2033 Notes of $2.9 million was included within accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2025. The 2033 Notes mature on December 1, 2033, unless earlier repurchased or redeemed in accordance with their terms. Acushnet Company may redeem all or part of the 2033 Notes at any time prior to December 1, 2028, at 100.0% of the principal amount redeemed plus a “make-whole” premium as provided in the Indenture. Thereafter, Acushnet Company may redeem all or part of the 2033 Notes at the redemption prices (expressed as percentages of principal amount of the 2033 Notes to be redeemed) set forth below, together with any accrued and unpaid interest, if redeemed during the 12-month period beginning on December 1 of the years indicated below:

Year	Redemption Price
2028	102.813%
2029	101.406%
2030 and thereafter	100.000%

In addition, if the Company undergoes a change of control coupled with a decline in ratings, as provided in the Indenture, Acushnet Company will be required to make an offer to purchase each holder’s 2033 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

The 2033 Notes are senior unsecured obligations of Acushnet Company and rank equal in right of payment with all of Acushnet Company’s existing and future senior unsecured debt and senior in right of payment to all of Acushnet Company’s future subordinated debt. The 2033 Notes are jointly and severally, fully and unconditionally, guaranteed on a senior unsecured basis by each of Acushnet Company’s existing wholly owned restricted domestic subsidiaries that guarantee Acushnet Company’s obligations under the 2025 Credit Agreement. The 2033 Notes are also fully and unconditionally guaranteed on a senior unsecured basis by the Company. The 2033 Notes are effectively subordinated to the Company's existing and future secured debt, to the extent of the value of the assets securing that debt, and are structurally subordinated to the liabilities of any non-guarantor subsidiaries.
The 2033 Notes Indenture contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur liens securing indebtedness for borrowed money, enter into sale and leaseback transactions, and consolidate or merge with or into other companies. As of December 31, 2025, the Company was in compliance with all covenants under the 2033 Notes Indenture.
Other Short-Term Borrowings
The Company has certain unsecured and uncommitted local credit facilities available through its subsidiaries. Amounts outstanding under these other short-term borrowings are presented in short-term debt in the consolidated balance sheets with the proceeds and repayments presented on a gross basis in the consolidated statements of cash flows. The weighted average interest rate applicable to the outstanding borrowings was 0.88% and 0.61% as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had available borrowing capacity under these local credit facilities of $37.8 million.
Letters of Credit
As of December 31, 2025, there were outstanding letters of credit related to agreements, including those issued under the Revolving Credit Facility, totaling $6.9 million of which $4.0 million was secured. As of December 31, 2024, there were outstanding letters of credit related to agreements, including those issued under the Revolving Credit Facility, totaling $5.7 million, of which $2.9 million was secured. These agreements provided a maximum commitment for letters of credit of $59.0 million as of December 31, 2025.
Payments of Debt Obligations due by Period
As of December 31, 2025, principal payments due on outstanding long-term debt obligations were as follows:

(in thousands)
Year ending December 31,
2026	$660
2027	715
2028	693
2029	27
2030	431,301
Thereafter	500,000
Total	$933,396

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won, the Australian dollar and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of December 31, 2025 and 2024 was $230.7 million and $192.2 million, respectively.

The Company may also enter into foreign exchange forward contracts, which either do not qualify as hedging instruments or have not been designated as such, to reduce foreign currency transaction risk related to certain intercompany assets and liabilities denominated in a currency other than functional currency. These undesignated instruments are recorded at fair value as a derivative asset or liability with the corresponding change in fair value recognized in selling, general and administrative expenses. There were no outstanding foreign exchange forward contracts not designated under hedge accounting as of December 31, 2025 and 2024. Selling, general and administrative expenses during the year ended December 31, 2023 included a gain of $0.1 million, related to undesignated foreign exchange forward derivative instruments.
Interest Rate Derivative Instruments
From time to time, the Company enters into interest rate swap contracts to reduce interest rate risk related to floating rate debt. Under such contracts, the Company pays fixed rate interest and receives variable rate interest, in effect converting a portion of its floating rate debt to fixed rate debt. Interest rate swap contracts are accounted for as cash flow hedges. As of December 31, 2025, there were no outstanding interest rate swap contracts. As of December 31, 2024, the notional value of the Company's outstanding interest rate swap contracts was $100.0 million.
Impact on Financial Statements
The fair value of hedge instruments recognized on the consolidated balance sheets was as follows:

(in thousands)		December 31,
Balance Sheet Location	Hedge Instrument Type	2025	2024
Prepaid and other assets	Foreign exchange forward	$2,950	$8,135
	Interest rate swap	—	4
Accrued expenses and other liabilities	Foreign exchange forward	1,746	251
	Interest rate swap	—	1
The hedge instrument (losses) gains recognized in accumulated other comprehensive loss, net of tax was as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Type of hedge
Foreign exchange forward	$(3,835)	$12,118	$4,880
Interest rate swap	—	575	991
Total	$(3,835)	$12,693	$5,871
Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $1.2 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 18.
    The hedge instrument gains recognized on the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Location of gains in consolidated statements of operations
Foreign exchange forward:
Cost of goods sold	$2,464	$11,414	$6,982
Selling, general and administrative (1)	(2,403)	2,318	665
Total	$61	$13,732	$7,647

Interest rate swap:
Interest expense, net	$3	$872	$690
Total	$3	$872	$690
_________________________________
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

13. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows:

	Fair Value Measurements as of
	December 31, 2025 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$2,906	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	2,950	—	Prepaid and other assets
Deferred compensation program assets	719	—	—	Other assets
Total assets	$3,625	$2,950	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,746	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	719	—	—	Other noncurrent liabilities
Total liabilities	$719	$1,746	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 were as follows:

	Fair Value Measurements as of
	December 31, 2024 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,150	$—	$—	Prepaid and other assets
Foreign exchange derivative instruments	—	8,135	—	Prepaid and other assets
Interest rate derivative instruments	—	4	—	Prepaid and other assets
Deferred compensation program assets	633	—	—	Other assets
Total assets	$3,783	$8,139	$—
Liabilities
Foreign exchange derivative instruments	$—	$251	$—	Accrued expenses and other liabilities
Interest rate derivative instruments	—	1	—	Accrued expenses and other liabilities
Deferred compensation program liabilities	633	—	—	Other noncurrent liabilities
Total liabilities	$633	$252	$—
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
Foreign exchange derivative instruments are foreign exchange forward contracts primarily used to limit currency risk that would otherwise result from changes in foreign exchange rates (Note 12). The Company used the mid‑price of foreign exchange forward rates as of the close of business on the valuation date to value each foreign exchange forward contract at each reporting period.

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
The Company also provides postretirement healthcare benefits to certain retirees. Many employees and retirees outside of the United States are covered by government sponsored healthcare programs.
The following table presents the change in benefit obligation, change in plan assets and funded status for the Company's defined benefit and postretirement benefit plans for the year ended December 31, 2025:

(in thousands)	Pension Benefits (Underfunded)	Pension Benefits (Overfunded)	Postretirement Benefits
Change in projected benefit obligation ("PBO")
Benefit obligation at December 31, 2024	$211,984	$18,555	$11,298
Service cost	4,983	—	322
Interest cost	10,239	1,047	549
Actuarial loss (gain)	2,916	(338)	(103)
Curtailments	—	(309)	—
Settlements	(27,344)	—	—
Participants’ contributions	—	—	741
Benefit payments	(4,472)	(1,236)	(1,295)
Deconsolidation of VIE gain	(233)	—	—
Foreign currency translation	848	1,403	—
Projected benefit obligation at December 31, 2025	198,921	19,122	11,512
Accumulated benefit obligation at December 31, 2025	184,945	19,122	11,512
Change in plan assets
Fair value of plan assets at December 31, 2024	140,288	22,848	—
Return on plan assets	11,280	103	—
Employer contributions	11,883	247	554
Participants’ contributions	—	—	741
Settlements	(27,344)	—	—
Benefit payments	(4,472)	(1,236)	(1,295)
Deconsolidation of VIE gain	(175)	—	—
Foreign currency translation	31	1,732	—
Fair value of plan assets at December 31, 2025	131,491	23,694	—
Funded status (fair value of plan assets less PBO)	$(67,430)	$4,572	$(11,512)

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
The above components of the change in the underfunded defined benefit PBO for the years ended December 31, 2025 and 2024 are primarily driven by the U.S. defined benefit plans. The actuarial loss related to the U.S. defined benefit plans for the year ended December 31, 2025 includes a $6.1 million actuarial loss attributable to plan experience being different than anticipated, primarily related to lump sums paid and other demographic status changes, as well as a $4.0 million actuarial loss attributable to the change in discount rates, partially offset by a $5.6 million actuarial gain attributable to the updated demographic assumptions and a $2.4 million actuarial gain attributable to the change in the lump sum conversion rates and the associated IRS mortality assumptions update. The actuarial gain related to the U.S. defined benefit plans for the year ended December 31, 2024 includes a $7.4 million actuarial gain attributable to the change in discount rates, a $4.1 million actuarial loss attributable to the change in the lump sum conversion rates and the associated IRS mortality assumptions update and a $2.5 million actuarial loss attributable to plan experience being different than anticipated, primarily related to differences in expected future salaries and actual amounts paid during 2024.
The Company had one overfunded defined benefit plan for the years ended December 31, 2025 and 2024. The actuarial gain for the year ended December 31, 2025 includes a $0.3 million actuarial gain primarily attributable to the change in discount rates, the change in inflation and census data updates. The actuarial gain for the year ended December 31, 2024 primarily includes a $1.9 million actuarial gain attributable to the change in discount rates.
The change in the postretirement benefit plan PBO for the year ended December 31, 2025 includes a $0.9 million actuarial gain attributable to the updated demographic assumptions and health care trend rates, a $0.5 million actuarial loss attributable to plan experience and a $0.3 million actuarial loss attributable to the change in the discount rate. The change in the postretirement benefit plan PBO for the year ended December 31, 2024 includes a $0.6 million actuarial gain due to the change in the discount rate, offset in part by a $0.3 million actuarial loss due to updated health care trend rates.

The amount of pension and postretirement assets and liabilities recognized on the consolidated balance sheets was as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Other assets	$4,572	$4,293	$—	$—
Accrued compensation and benefits	(9,193)	(7,596)	(993)	(988)
Accrued pension and other postretirement benefits	(58,237)	(64,100)	(10,519)	(10,310)
Net liability recognized	$(62,858)	$(67,403)	$(11,512)	$(11,298)
The amounts in accumulated other comprehensive loss, net of tax on the consolidated balance sheets that have not yet been recognized as components of net periodic benefit cost (credit) were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2025	2024	2023	2025	2024	2023
Net actuarial (loss) gain at beginning of year	$(33,848)	$(23,944)	$(28,208)	$7,593	$8,656	$7,283
Actuarial gain (loss)	700	(10,625)	4,695	103	208	2,403
Curtailment impact	309	128	—	—	—	—
Settlement impact	2,270	104	(39)	—	—	—
Amortization of actuarial loss (gain)	289	234	94	(1,032)	(1,134)	(893)
Amortization of prior service cost (credit)	89	95	182	(4)	(137)	(137)
Deconsolidation of VIE gain	(61)	—	—	—	—	—
Foreign currency translation	(990)	160	(668)	—	—	—
Net actuarial (loss) gain at end of year	$(31,242)	$(33,848)	$(23,944)	$6,660	$7,593	$8,656
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits			Postretirement Benefits
	Year ended December 31,			Year ended December 31,
(in thousands)	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost (credit)
Service cost	$4,983	$5,321	$5,679	$322	$333	$429
Interest cost	11,286	10,714	11,316	549	519	662
Expected return on plan assets	(8,105)	(7,349)	(7,858)	—	—	—
Curtailment income	—	(48)	—	—	—	—
Settlements	2,270	104	(39)	—	—	—
Amortization of net loss (gain)	289	234	94	(1,032)	(1,134)	(893)
Amortization of prior service cost (credit)	89	95	182	(4)	(137)	(137)
Net periodic benefit cost (credit)	$10,812	$9,071	$9,374	$(165)	$(419)	$61
The non-service cost components of net periodic benefit cost (credit) are included in other (income) expense, net in the consolidated statements of operations (Note 19).
The weighted average assumptions used to determine benefit obligations at December 31, 2025 and 2024 were as follows:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Discount rate	5.43%	5.57%	5.19%	5.54%
Rate of compensation increase	3.82%	3.81%	N/A	N/A

The weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Pension Benefits			Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Discount rate	5.57%	4.93%	5.16%	5.54%	4.92%	5.10%
Expected long-term rate of return on plan assets	4.52%	3.75%	3.91%	N/A	N/A	N/A
Rate of compensation increase	3.81%	3.80%	3.81%	N/A	N/A	N/A
The assumed healthcare cost trend rates used to determine benefit obligations and net periodic benefit cost (credit) for postretirement benefits as of and for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025	2024	2023
Healthcare cost trend rate assumed for next year	6.75%/11.00%	7.00%/11.75%	7.00%/8.50%
Rate that the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2036	2035	2033
Plan Assets
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2025 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash	$132	$132	$—	$—
Fixed income securities	24,239	—	24,239	—
	$24,371	$132	$24,239	$—
Commingled funds
Measured at net asset value	130,814
	$155,185
Pension assets by major category of plan assets and the type of fair value measurement as of December 31, 2024 were as follows:

(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Cash	$359	$359	$—	$—
Fixed income securities	23,123	—	23,123	—
	$23,482	$359	$23,123	$—
Commingled funds
Measured at net asset value	139,654
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
Master trusts were established to hold the assets of the Company's U.S. defined benefit plan. During the years ended December 31, 2025 and 2024, the U.S. defined benefit plan asset allocation of these trusts targeted a return-seeking investment allocation of 19% and a liability-hedging investment allocation of 81%. Return-seeking investments include equities, real estate, high yield bonds and other instruments. Liability-hedging investments include assets such as corporate and government fixed income securities.
The Company's future expected blended long-term rate of return on plan assets of 4.51% is determined based on long-term historical performance of plan assets, current asset allocation and projected long-term rates of return.
Estimated Contributions
The Company expects to make pension contributions of approximately $14.0 million during 2026 based on current assumptions as of December 31, 2025.
Estimated Future Retirement Benefit Payments
The following retirement benefit payments, which reflect expected future service, are expected to be paid as follows:

(in thousands)	Pension Benefits	Postretirement Benefits
Year ending December 31,
2026	$28,813	$993
2027	18,398	1,097
2028	19,733	1,109
2029	19,426	1,093
2030	20,314	1,152
Thereafter	98,869	5,714
	$205,553	$11,158
The estimated future retirement benefit payments noted above are estimates and could change significantly based on differences between actuarial assumptions and actual events and decisions related to lump sum distribution options that are available to participants in certain plans.
International Plans
Pension coverage for certain eligible employees of the Company's international subsidiaries is provided, to the extent deemed appropriate, through separate defined benefit pension plans. The international defined benefit pension plans are included in the tables above. As of December 31, 2025 and 2024, the international pension plans had total projected benefit obligations of $38.0 million and $35.3 million, respectively, and fair values of plan assets of $24.5 million and $24.0 million, respectively. The majority of the plan assets are invested in equity securities and insured pension assets. The net periodic benefit cost related to international plans was $2.9 million, $3.0 million and $2.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Defined Contribution Plans
The Company sponsors a number of defined contribution plans and company contributions related to these plans are determined under various formulas. Company contributions to defined contribution plans amounted to $23.0 million, $22.5 million and $21.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

15. Income Taxes
The components of income before income taxes were as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Domestic operations	$123,515	$185,426	$158,999
Foreign operations	116,011	64,241	82,601
Income before income taxes	$239,526	$249,667	$241,600
Income tax expense (benefit) was as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Current expense
United States	$9,692	$18,186	$9,704
Foreign	28,733	28,724	17,876
Current income tax expense	38,425	46,910	27,580
Deferred expense (benefit)
United States	12,651	(907)	6,626
Foreign	1,290	1,822	8,787
Deferred income tax expense	13,941	915	15,413
Total income tax expense	$52,366	$47,825	$42,993
For the year ended December 31, 2025, the Company's United States current income tax expense is comprised of $5.0 million of U.S. federal current income tax expense and $4.7 million of U.S. state current income tax expense. For the year ended December 31, 2025, the Company's United States deferred income tax expense is comprised of $11.5 million of U.S. federal deferred income tax expense and $1.2 million of U.S. state deferred income tax expense.

The following table represents a reconciliation of income taxes computed at the federal statutory income tax rate of 21% to income tax expense as reported:

	Year ended December 31, 2025
(in thousands)	Amount	Percent
Earnings from continuing operations, before income tax expense	$239,526
U.S. federal statutory tax rate	50,300	21.0%
State and local income taxes (1)	4,477	1.9%
Federal
Effect of cross-border tax laws
Foreign-derived intangible income (FDII)	(8,061)	(3.4)%
Other	3,052	1.3%
Tax credits
Foreign tax credits	(4,616)	(1.9)%
R&D tax credits	(3,136)	(1.3)%
Changes in valuation allowances	120	—%
Nontaxable or nondeductible items
Executive compensation	3,449	1.4%
Other	(140)	(0.1)%
Other adjustments	247	0.1%
Cayman Islands
Nontaxable non-cash gain on deconsolidation	(4,152)	(1.7)%
Other	131	0.1%
Republic of Korea
Withholding taxes	3,355	1.4%
Other	1,351	0.6%
Other foreign jurisdictions	4,456	1.9%
Changes in unrecognized tax benefits	1,533	0.6%
Income tax expense as reported	$52,366	21.9%
_________________________________
(1) State taxes in California, Pennsylvania, New York, Illinois, Georgia, Indiana, and Massachusetts made up the majority of the tax effect in this category.
The following table represents a reconciliation of income taxes computed at the federal statutory income tax rate of 21% to income tax expense as reported:

	Year ended December 31,
(in thousands)	2024	2023
Income tax expense computed at federal statutory income tax rate	$52,430	$50,736
Foreign taxes, net of credits	(14,433)	(11,859)
Net adjustments for uncertain tax positions	1,943	1,010
State and local taxes	5,341	6,160
Nondeductible expenses	2,258	2,250
Valuation allowance	6,763	(110)
Tax credits	(6,486)	(5,214)
Miscellaneous other, net	9	20
Income tax expense as reported	$47,825	$42,993
Effective income tax rate	19.2%	17.8%

The components of net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets
Compensation and benefits	$15,648	$13,683
Share-based compensation	8,657	8,354
Pension and other postretirement benefits	12,065	13,659
Inventories	19,297	19,170
R&D capitalization	61,994	60,261
Lease liability	36,447	21,288
Transaction costs	331	562
Nondeductible accruals and reserves	13,415	13,033
Miscellaneous	198	1,034
Net operating loss and other tax carryforwards	44,931	52,770
Gross deferred tax assets	212,983	203,814
Valuation allowance	(36,519)	(40,762)
Total deferred tax assets	176,464	163,052
Deferred tax liabilities
Property, plant and equipment	(5,665)	(6,986)
Identifiable intangible assets	(102,949)	(94,563)
Right-of-use assets	(35,028)	(19,904)
Tax on unremitted earnings	(14,956)	(11,328)
Foreign exchange derivative instruments	(1,245)	(2,416)
Miscellaneous	(3,144)	(1,656)
Total deferred tax liabilities	(162,987)	(136,853)
Net deferred tax asset	$13,477	$26,199
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
As of December 31, 2025 and 2024, the Company had state net operating loss (“NOL”) carryforwards of $54.6 million and $53.6 million, respectively. These NOL carryforwards will begin to expire in 2026. As of December 31, 2025 and 2024, the Company had foreign NOL carryforwards of $11.8 million and $32.6 million, respectively. These foreign NOL carryforwards will begin to expire in 2034. As of December 31, 2025 and 2024, the Company had U.S. foreign tax credit carryforwards of $27.8 million and $27.7 million, respectively. These U.S. foreign tax credits will begin to expire in 2028. As of December 31, 2025 and 2024, the Company had U.S. general business credit carryforwards of $4.1 million and $6.2 million, respectively. These U.S. general business credits will begin to expire in 2034. As of December 31, 2025 and 2024, the Company had state income tax credits of $10.9 million and $9.8 million, respectively. These state income tax credits will begin to expire in 2036.
Changes in the valuation allowance for deferred tax assets were as follows:

	December 31,
(in thousands)	2025	2024	2023
Valuation allowance at beginning of year	$40,762	$33,999	$34,109
(Decreases) increases recorded to income tax provision	(4,243)	6,763	(110)
Valuation allowance at end of year	$36,519	$40,762	$33,999

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
In 2025, the change in valuation allowance of $4.2 million is principally due to the deconsolidation of Lionscore as described in Note 8, as well as changes due to excess U.S. foreign tax credits arising from the Company's Japan branch operations and state tax attributes that the Company expects to expire unutilized. In 2024, the change in valuation allowance was principally due to losses incurred related to Lionscore (Note 24), excess U.S. foreign tax credits arising from the Company’s Japan branch operations, and state tax attributes that the Company expects to expire unutilized. In 2023, the change in valuation allowance was principally due to excess U.S. foreign tax credits arising from its Japan branch operations and state tax attributes that the Company expects to expire unutilized.

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
The Company's unrecognized tax benefits represent tax positions for which reserves have been established. The following table represents a reconciliation of the activity related to the unrecognized tax benefits, excluding accrued interest and penalties:

	December 31,
(in thousands)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$12,587	$10,782	$9,538
Gross additions - prior year tax positions	—	—	191
Gross additions - current year tax positions	1,715	1,965	1,229
Gross reductions - prior year tax positions	(568)	(160)	(176)
Unrecognized tax benefits at end of year	$13,734	$12,587	$10,782
As of December 31, 2025, 2024 and 2023, the unrecognized tax benefits of $13.7 million, $12.6 million and $10.8 million, respectively, would affect the Company's future effective tax rate if recognized.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations. As of December 31, 2025, the Company recognized a liability of $0.6 million for interest and penalties. As of both December 31, 2024 and 2023, the Company recognized a liability of $0.2 million for interest and penalties, respectively. During the year ended December 31, 2025, the Company recognized income tax expense of $0.4 million related to interest and penalties as a component of income tax expense. During the years ended December 31, 2024 and 2023, the Company recognized an income tax expense of $0.2 million and an income tax benefit of $0.2 million related to interest and penalties as a component of income tax expense, respectively.

The Company and certain subsidiaries have tax years that remain open and are subject to examination by tax authorities in the following major taxing jurisdictions: United States for years after July 29, 2011, Japan for years after 2019, Korea for years after 2020 and the United Kingdom for years after 2023. The Company files income tax returns on a combined, unitary, or stand-alone basis in multiple state and local jurisdictions, which generally have statute of limitations from three to four years. Various state and local income tax returns, as well as certain international jurisdictions, are currently in the process of examination. These examinations are unlikely to result in any significant changes to the amounts of unrecognized tax benefits on the consolidated balance sheet as of December 31, 2025.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes, among other provisions, changes to the U.S. corporate income tax system, including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act of 2017. The legislation has multiple effective dates, with certain provisions effective in 2025 and others in future periods. The Company has completed its initial assessment of the enacted law and has included the impact of the enactment within its consolidated financial statements for the year ended December 31, 2025.

16. Common Stock
As of December 31, 2025 and 2024, the Company's certificate of incorporation, as amended and restated, authorized the Company to issue 500,000,000 shares of $0.001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's shareholders. Common shareholders are entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.
Dividends
The Company declared dividends per common share, including DERs (Note 17), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2025:
Fourth Quarter	$0.235	$14,112
Third Quarter	0.235	14,388
Second Quarter	0.235	14,298
First Quarter	0.235	14,576
Total dividends declared in 2025	$0.940	$57,374

2024:
Fourth Quarter	$0.215	$13,476
Third Quarter	0.215	13,787
Second Quarter	0.215	13,873
First Quarter	0.215	14,155
Total dividends declared in 2024	$0.860	$55,291

2023:
Fourth Quarter	$0.195	$12,941
Third Quarter	0.195	13,098
Second Quarter	0.195	13,667
First Quarter	0.195	13,629
Total dividends declared in 2023	$0.780	$53,335
During the first quarter of 2026, the Company's board of directors declared a dividend of $0.255 per share of common stock to shareholders of record as of March 6, 2026, which is payable on March 20, 2026.
Share Repurchase Program
As of December 31, 2025, the board of directors had authorized the Company to repurchase up to $1.25 billion of its issued and outstanding common stock since the share repurchase program was established in 2018. This program will remain in effect until completed or until terminated by the board of directors. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the 2025 Credit Agreement (Note 11).

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

The Company's share repurchase activity for the periods presented was as follows:

	Year ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Shares repurchased in the open market:
Shares repurchased	1,244,337	2,070,660	2,492,883
Average price	$69.53	$65.34	$53.13
Aggregate value (1)	$86,515	$135,301	$132,437
Shares repurchased from Magnus:
Shares repurchased	1,889,313	587,520	3,993,522
Average price (2)	$66.17	$63.82	$50.08
Aggregate value (1)	$125,009	$37,498	$200,002
Total shares repurchased:
Shares repurchased	3,133,650	2,658,180	6,486,405
Average price	$67.50	$65.01	$51.25
Aggregate value (1)	$211,524	$172,799	$332,439
___________________________________
(1) Excludes $0.7 million, $1.1 million and $1.1 million of excise tax on share repurchases during the years ended December 31, 2025, 2024 and 2023 respectively, which was included in the cost basis of treasury stock acquired.
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
As of December 31, 2025, the Company had $240.7 million remaining under the current share repurchase authorization.
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
During the years ended December 31, 2025, 2024 and 2023, the Company retired 3,133,650 shares, 2,658,180 shares and 13,377,991 shares, respectively, of its previously repurchased common stock with an aggregate repurchase price of $212.2 million, $173.9 million and $626.1 million, respectively.

17. Equity Incentive Plans
On June 2, 2025, the stockholders of the Company approved the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (the “Amended and Restated 2015 Plan”). The Amended and Restated 2015 Plan increases the number of shares of common stock available for grant under the plan by 1,266,000 shares and extends the term of the plan through June 2, 2035. Under the Amended and Restated 2015 Plan, the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. The Amended and Restated 2015 Plan is administered by the compensation committee (the “Administrator”). The Administrator has the authority to establish the terms and conditions of any award issued or granted under the Amended and Restated 2015 Plan. As of December 31, 2025, the only equity-based awards granted under the Amended and Restated 2015 Plan were RSUs and PSUs.
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
Each share issued with respect to RSUs and PSUs granted under the Amended and Restated 2015 Plan reduces the number of shares available for grant. RSUs and PSUs forfeited and shares withheld to satisfy tax withholding obligations increase the number of shares available for grant. As of December 31, 2025, there were 6,007,959 remaining shares of common stock reserved for issuance under the Amended and Restated 2015 Plan of which 3,239,562 remained available for future grants.
A summary of the Company’s RSUs and PSUs as of December 31, 2025, 2024 and 2023 and changes during the years then ended is presented below:

	Number of RSUs	Weighted- Average Fair Value RSUs	Number of PSUs(5)	Weighted- Average Fair Value PSUs
Outstanding as of December 31, 2022	944,695	$37.48	529,366	$36.30
Granted	476,614	48.10	196,572	48.22
Vested (1)(2)	(528,020)	31.87	(231,809)	25.80
Forfeited	(25,226)	46.85	(13,875)	42.33
Outstanding as of December 31, 2023	868,063	$46.45	480,254	$46.07
Granted	317,753	66.87	156,087	66.77
Vested (1)(3)	(495,068)	46.51	(133,099)	45.36
Forfeited	(22,718)	38.27	(2,275)	56.40
Outstanding as of December 31, 2024	668,030	$56.40	500,967	$52.66
Granted	340,565	68.78	165,248	68.21
Vested (1)(4)	(366,653)	52.66	(151,848)	43.96
Forfeited	(38,794)	65.40	(13,996)	66.67
Outstanding as of December 31, 2025	603,148	$65.08	500,371	$60.05
_______________________________________________________________________________
(1)    Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 151,848, 133,099 and 231,809 PSUs vested during the year ended December 31, 2025, 2024 and 2023, respectively, were entitled to receive 196,795, 266,198 and 461,568 shares of common stock, respectively.
(2) Included 88,760 and 230,089 shares of common stock related to RSUs and PSUs, respectively, that were not delivered as of December 31, 2023. The aggregate fair value of RSUs vested was $25.6 million. The aggregate fair value of PSUs vested, as adjusted for the Company’s achievement of the applicable performance metrics, was $22.5 million.
(3) Included 54,117 and 86,770 shares of common stock related to RSUs and PSUs, respectively, that were not delivered as of December 31, 2024. The aggregate fair value of RSUs vested was $32.2 million. The aggregate fair value of PSUs vested, as adjusted for the Company’s achievement of the applicable performance metrics, was $17.8 million.
(4) Included 43,321 and 75,690 shares of common stock related to RSUs and PSUs, respectively, that were not delivered as of December 31, 2025. The aggregate fair value of RSUs vested was $24.1 million. The aggregate fair value of PSUs vested, as adjusted for the Company’s achievement of the applicable performance metrics, was $12.9 million.
(5) Number of PSUs assume that 100% of the target level of performance was achieved.
    Compensation expense recorded related to RSUs and PSUs in the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
RSUs	$20,394	$19,146	$17,055
PSUs	8,186	11,190	11,989

The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs granted was $21.8 million and $9.9 million, respectively, as of December 31, 2025 and is expected to be recognized over the related weighted average period of 1.4 years and 1.7 years, respectively.
A summary of shares of common stock issued related to the Amended and Restated 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Year ended		Year ended
	December 31, 2025		December 31, 2024
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	340,236	123,909	479,760	219,823
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(118,845)	(54,369)	(160,291)	(95,814)
Net shares of common stock issued	221,391	69,540	319,469	124,009

Cumulative undelivered shares of common stock	508,628	544,215	480,608	471,078

Compensation Expense
The allocation of share-based compensation expense in the consolidated statements of operations was as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cost of goods sold	$1,917	$1,748	$1,724
Selling, general and administrative	25,015	27,466	26,182
Research and development	1,648	1,578	1,803
Total compensation expense before income tax	28,580	30,792	29,709
Income tax benefit	4,677	5,416	5,126
Total compensation expense, net of income tax	$23,903	$25,376	$24,583

18. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments (Note 2), unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 12) and pension and other postretirement adjustments (Note 14).
The components of and changes in accumulated other comprehensive loss, net of tax, were as follows:

(in thousands)	Foreign Currency Translation	Foreign Exchange Derivative Instruments	Interest Rate Swap Derivative Instruments	Pension and Other Postretirement	Accumulated Other Comprehensive Loss, Net of Tax
Balances as of December 31, 2023	$(95,425)	$3,929	$227	$(13,080)	$(104,349)
Other comprehensive (loss) income before reclassifications	(28,072)	12,118	575	(10,129)	(25,508)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(11,414)	(872)	(838)	(13,124)
Tax benefit	—	139	72	2,455	2,666
Balances as of December 31, 2024	$(123,497)	$4,772	$2	$(21,592)	$(140,315)
Other comprehensive income (loss) before reclassifications	20,964	(3,835)	—	79	17,208
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(2,464)	(3)	1,612	(855)
Tax benefit (expense)	—	2,012	1	(332)	1,681
Balances as of December 31, 2025	$(102,533)	$485	$—	$(20,233)	$(122,281)

19. Interest Expense, Net and Other (Income) Expense, Net
The components of interest expense, net were as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Interest expense (1)	$59,407	$54,711	$43,630
Gain on interest rate swap	(3)	(872)	(690)
Interest income	(1,116)	(1,202)	(1,652)
Total interest expense, net	$58,288	$52,637	$41,288
_________________________________
(1) Interest expense is net of capitalized interest of $2.0 million for the year ended December 31, 2025.

The components of other (income) expense, net were as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Gain on deconsolidation of VIE (Note 8)	$(20,887)	$—	$—
Loss from equity method investment	1,113	—	—
Non-service cost component of net periodic benefit cost	5,342	2,998	3,327
Other income	(924)	(1,040)	(910)
Total other (income) expense, net	$(15,356)	$1,958	$2,417

20. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Year ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Net income attributable to Acushnet Holdings Corp.	$188,545	$214,298	$198,429

Weighted average number of common shares:
Basic	60,299,145	63,345,806	67,063,933
RSUs	171,866	224,058	311,992
PSUs	97,041	78,374	141,180
Diluted	60,568,052	63,648,238	67,517,105
Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$3.13	$3.38	$2.96
Diluted	$3.11	$3.37	$2.94
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the years ended December 31, 2025, 2024 and 2023 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During each of 2025, 2024 and 2023, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the years ended December 31, 2025, 2024 and 2023.

The following securities have been excluded from the calculation of diluted weighted‑average common shares outstanding as their impact was determined to be anti‑dilutive:

	Year ended December 31,
	2025	2024	2023
RSUs	122,994	161,217	66,590

21. Segment Information
The Company’s operating segments are based on how the CODM, the Company's President and Chief Executive Officer, makes decisions about assessing performance and allocating resources. The Company has three reportable segments: (i) Titleist golf equipment, (ii) FootJoy golf wear and (iii) Golf gear. Titleist golf equipment includes Titleist and Pinnacle branded golf balls; PG Golf recycled golf balls; Titleist branded golf clubs including drivers, fairways, hybrids and irons; Vokey Design wedges; Scotty Cameron putters and Titleist Performance Institute. FootJoy golf wear includes FootJoy branded golf shoes, golf gloves, golf outerwear and golf apparel. Golf gear includes Titleist branded golf bags, headwear, golf gloves, travel gear and other golf accessories, as well as Club Glove travel products and Links & Kings luxury leather golf goods.
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
Results shown for the years ended December 31, 2025, 2024 and 2023 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no material intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31, 2025
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$1,596,243	$569,908	$244,948	$2,411,099	$147,631	$2,558,730
Segment expenses:
Cost of goods sold	789,578	343,393	142,364	1,275,335
Advertising and promotion	181,973	49,050	14,200	245,223
Research and development	66,914	4,926	2,789	74,629
Selling, general and administrative	305,112	143,830	47,311	496,253
Other segment items (2)	7,742	223	2,594	10,559
Restructuring costs (3)	—	—	—	—	16,824
Other expenses	—	—	—	—	140,479
Total operating income	244,924	28,486	35,690	309,100	(9,672)	299,428
Reconciling items:
Interest expense, net (Note 19)						(58,288)
Loss on debt extinguishment (Note 11 )						(16,970)
Non-service cost component of net periodic benefit cost						(5,342)
Other (4)						20,698
Total income before income tax						$239,526
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items include identifiable intangible asset amortization expense.
(3) Restructuring costs primarily relate to the VBR program (Note 24).
(4) Other includes a non-cash gain on deconsolidation of $20.9 million related to Lionscore (Note 8).

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31, 2024
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$1,507,817	$574,560	$232,141	$2,314,518	$142,573	$2,457,091
Segment expenses:
Cost of goods sold	711,544	352,225	142,870	1,206,639
Advertising and promotion	170,604	50,016	13,259	233,879
Research and development	59,534	4,338	2,218	66,090
Selling, general and administrative	282,408	142,741	45,399	470,548
Other segment items (2)	9,801	221	2,594	12,616
Restructuring costs (3)	—	—	—	—	18,549
Other expenses	—	—	—	—	144,508
Total operating income	273,926	25,019	25,801	324,746	(20,484)	304,262
Reconciling items:
Interest expense, net (Note 19)						(52,637)
Non-service cost component of net periodic benefit cost						(2,998)
Other						1,040
Total income before income tax						$249,667
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items include identifiable intangible asset amortization expense.
(3) Restructuring costs primarily relate to Lionscore (Note 24).

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Year ended December 31, 2023
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$1,420,369	$590,039	$222,566	$2,232,974	$149,021	$2,381,995
Segment expenses:
Cost of goods sold	679,226	373,326	143,849	1,196,401
Advertising and promotion	160,464	50,384	12,079	222,927
Research and development	57,118	4,063	1,835	63,016
Selling, general and administrative	262,558	144,234	42,902	449,694
Other segment items (2)	10,196	223	2,384	12,803
Restructuring costs					705
Other expenses					151,144
Total operating income	250,807	17,809	19,517	288,133	(2,828)	285,305
Reconciling items:
Interest expense, net (Note 19)						(41,288)
Non-service cost component of net periodic benefit cost						(3,327)
Other						910
Total income before income tax						$241,600
_________________________________
(1) Amounts represent operating segments that do not meet the quantitative thresholds to be a reportable segment, as well as unallocated corporate expenses. These non-reportable segments include two premium performance apparel businesses.
(2) Other segment items include identifiable intangible asset amortization expense.

Other segment disclosures are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Depreciation and amortization
Titleist golf equipment	$38,935	$39,514	$36,549
FootJoy golf wear	8,048	7,978	7,613
Golf gear	5,486	5,470	4,410
Share based compensation
Titleist golf equipment	$18,926	$19,483	$18,417
FootJoy golf wear	6,921	7,844	7,633
Golf gear	2,723	2,989	3,003
Information as to the Company’s operations in different geographic regions is presented below. Net sales are categorized based on the location in which the sale originates.

	Year ended December 31,
(in thousands)	2025	2024	2023
Net sales
United States	$1,523,290	$1,446,785	$1,350,006
EMEA (1)	356,842	320,901	314,655
Japan	131,079	133,979	149,425
Korea	275,517	290,979	301,815
Rest of World	272,002	264,447	266,094
Total net sales	$2,558,730	$2,457,091	$2,381,995
___________________________________
(1) Europe, the Middle East and Africa (“EMEA”)
Long-lived assets (property, plant and equipment, net) categorized based on their location of domicile are as follows:

	December 31,
(in thousands)	2025	2024
Long-lived assets
United States	$271,586	$237,097
EMEA	16,227	13,964
Japan	4,770	4,961
Korea	7,368	6,981
Rest of World (1)	56,624	62,744
Total long-lived assets	$356,575	$325,747
___________________________________
(1) Includes manufacturing facilities in Thailand with long-lived assets of $52.1 million and $51.1 million as of December 31, 2025 and 2024, respectively.

22. Supplemental Disclosure of Cash Flows Information
Supplemental disclosure of cash flows information is as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$60,212	$53,449	$36,391
Cash paid for income taxes	37,178	49,436	33,619
Supplemental disclosure of non-cash information:
Purchases of property, plant and equipment, accrued not paid	9,035	2,327	2,145
Additions to right-of-use assets obtained in exchange for operating lease obligations	71,136	10,439	51,825
Additions to right-of-use assets obtained in exchange for finance lease obligations	209	434	944
DERs, declared not paid	1,976	1,989	1,971
Contingent consideration (Note 8)	—	342	—
Share repurchase liability (Note 16)	—	62,500	—

Disaggregation of cash paid for income taxes paid is as follows:

Year ended
(in thousands)	December 31, 2025
Supplemental disclosure of cash flow information - cash paid for income taxes (net of refunds) - disaggregated (1)
United States - federal	$3,204
United States - state	4,011
Foreign
Republic of Korea	12,245
United Kingdom	5,032
Thailand	4,574
Canada	2,777
Australia	2,265
Other	3,070
Total foreign	29,963
Cash paid for income taxes (net of refunds)	$37,178
________________________________
(1) Disaggregated in accordance with ASU 2023-09, which was adopted prospectively in 2025 (Note 2).

See Note 4 for disclosure of supplemental cash flow information related to the Company's leases. See Note 2 for disclosure of supplemental non-cash information related to the redeemable non-controlling interest redemption value adjustment. See Note 16 for disclosure of supplemental non-cash information related to the excise tax on share repurchases.

23. Commitments and Contingencies
Litigation
The Company and its subsidiaries are party to various legal proceedings associated with the normal conduct of their businesses and operations. When a loss related to a legal proceeding is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter. While it is not possible to predict the outcome of any of these matters, the Company does not believe any currently pending legal matters will have a material adverse impact on the Company's results of operations, financial position or cash flows. Actual outcomes may differ from those expected and could have a material effect on the Company’s financial position, results of operations or cash flows in a future period.

24. Restructuring Costs
Voluntary Bridge to Retirement
During the second quarter of 2025, the Company initiated a VBR program to reduce operating costs and bridge certain long-tenured eligible employees to retirement. As part of this program, eligible employees were offered severance in the form of salary and benefit continuation.
The activity related to the VBR program was as follows:

(in thousands)	December 31, 2025
Balance at beginning of period	$—
Provision	13,687
Payments	(3,832)
Balance at end of period	$9,855
The provision for costs associated with the VBR program was included in selling, general and administrative on the consolidated statement of operations. The total costs associated with the VBR program was $13.7 million. There are no further material costs expected to be incurred in relation to the VBR program. Payments are expected to continue through the first half of 2027.
The VBR program liabilities recognized on the consolidated balance sheet were as follows:

(in thousands)	December 31, 2025
Accrued expenses and other liabilities	$9,033
Other noncurrent liabilities	822
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
The activity related to these plans was as follows:

	December 31,
(in thousands)	2025	2024
Balance at beginning of period	$12,431	$—
Provision	—	18,000
Payments	(5,439)	(5,569)
Deconsolidation of VIE (Note 8)	(6,992)	—
Balance at end of period	$—	$12,431

The provision for involuntary employee termination costs associated with these restructuring plans was included in selling, general and administrative on the consolidated statement of operations. The total employee termination costs associated with these restructuring plans were $18.0 million. There are no further costs expected to be incurred in relation to these restructuring plans. The liabilities for involuntary employee termination costs associated with these restructuring plans were included within accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2024. See Note 8 for further information.