Form 10-Q
period 2026-03-31
Acushnet Holdings Corp.
filed 2026-05-06
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 58,554,053 shares of common stock outstanding as of April 30, 2026.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
•cybersecurity risks;
•risks and challenges associated with the development and use of artificial intelligence;
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
•the interests of our controlling shareholder and its affiliates may conflict with the interests of our other shareholders;
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

3

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets
Cash, cash equivalents and restricted cash ($852 and $0 attributable to a variable interest entity ("VIE"))	$51,679	$50,088
Accounts receivable, net	504,764	217,480
Inventories ($3,411 and $0 attributable to a VIE)	576,722	608,571
Prepaid and other current assets	162,130	149,232
Total current assets	1,295,295	1,025,371
Property, plant and equipment, net	360,078	356,575
Goodwill	223,056	224,258
Intangible assets, net	509,156	511,430
Deferred income taxes	14,252	21,081
Other assets	198,065	203,984
Total assets	$2,599,902	$2,342,699
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$27,962	$16,005
Current portion of long-term debt	650	661
Accounts payable ($2,849 and $0 attributable to a VIE)	179,561	156,984
Accrued taxes	47,182	34,219
Accrued compensation and benefits	66,028	100,975
Accrued expenses and other liabilities	130,629	121,310
Total current liabilities	452,012	430,154
Long-term debt	1,122,410	926,244
Deferred income taxes	11,881	7,604
Accrued pension and other postretirement benefits	67,000	68,756
Other noncurrent liabilities ($1,500 and $0 attributable to a VIE)	119,969	124,605
Total liabilities	1,773,272	1,557,363
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	1,595	1,770
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 58,548,082 and 58,371,822 shares issued	59	58
Additional paid-in capital	751,491	763,828
Accumulated other comprehensive loss, net of tax	(125,603)	(122,281)
Retained earnings	199,165	141,961
Total equity attributable to Acushnet Holdings Corp.	825,112	783,566
Noncontrolling interests	(77)	—
Total shareholders' equity	825,035	783,566
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,599,902	$2,342,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Net sales	$752,975	$703,372
Cost of goods sold	397,715	366,210
Gross profit	355,260	337,162
Operating expenses:
Selling, general and administrative	213,671	200,261
Research and development	19,195	18,859
Intangible amortization	2,245	3,495
Income from operations	120,149	114,547
Interest expense, net	13,072	13,815
Other expense (income), net	1,816	(19,863)
Income before income taxes	105,261	120,595
Income tax expense	24,101	21,570
Net income	81,160	99,025
Less: Net loss attributable to noncontrolling interests	256	347
Net income attributable to Acushnet Holdings Corp.	$81,416	$99,372

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.36	$1.62
Diluted	1.36	1.62
Weighted average number of common shares:
Basic	59,845,676	61,325,623
Diluted	60,009,105	61,484,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(in thousands)	2026	2025
Net income	$81,160	$99,025
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,297)	8,894
Cash flow derivative instruments:
Unrealized holding gains (losses) arising during period	2,679	(2,160)
Reclassification adjustments included in net income	498	(414)
Tax (expense) benefit	(794)	739
Cash flow derivative instruments, net	2,383	(1,835)
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	776	(645)
Tax (expense) benefit	(183)	127
Pension and other postretirement benefits adjustments, net	593	(518)
Total other comprehensive (loss) income	(3,321)	6,541
Comprehensive income	77,839	105,566
Less: Comprehensive loss attributable to noncontrolling interests	255	269
Comprehensive income attributable to Acushnet Holdings Corp.	$78,094	$105,835

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$81,160	$99,025
Adjustments to reconcile net income to cash flows used in operating activities
Depreciation and amortization	12,869	14,277
Unrealized foreign exchange loss (gain)	1,923	(2,085)
Amortization of debt issuance costs	329	452
Share-based compensation	8,580	6,941
Loss on disposals of property, plant and equipment	30	385
Gain on deconsolidation of VIE (Note 16)	—	(20,887)
Loss from equity method investment (Note 16)	66	223
Deferred income taxes	9,712	4,885
Changes in operating assets and liabilities
Accounts receivable	(290,737)	(254,549)
Inventories	27,916	42,496
Accounts payable	27,996	35,926
Accrued taxes	14,005	14,483
Other assets and liabilities	(37,512)	(61,826)
Cash flows used in operating activities	(143,663)	(120,254)
Cash flows from investing activities
Additions to property, plant and equipment	(19,191)	(11,263)
Cash flows used in investing activities	(19,191)	(11,263)
Cash flows from financing activities
Proceeds from credit facilities (Note 5)	444,524	401,522
Repayments of credit facilities (Note 5)	(235,598)	(223,230)
Purchases of common stock	(9,977)	(35,683)
Dividends paid on common stock	(15,874)	(14,778)
Payment of employee restricted stock tax withholdings	(19,667)	(9,686)
Other, net	1,500	—
Cash flows provided by financing activities	164,908	118,145
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(463)	912
Net increase (decrease) in cash, cash equivalents and restricted cash	1,591	(12,460)
Cash, cash equivalents and restricted cash, beginning of year	50,088	53,059
Cash, cash equivalents and restricted cash, end of period	$51,679	$40,599
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$4,283	$2,439
Additions to right-of-use assets obtained in exchange for operating lease obligations	2,502	5,345
Dividend equivalents rights ("DERs") declared not paid	646	506
Additions to share repurchase liability (Note 10)	—	36,637
Additional investment in less than wholly-owned subsidiary (Note 16)	6,361	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2024	61,215	$61	$787,725	$(140,315)	$180,276	$(62,500)	$765,247	$27,889	$793,136
Net income (loss)	—	—	—	—	99,372	—	99,372	(188)	99,184
Other comprehensive income	—	—	—	6,463	—	—	6,463	—	6,463
Share-based compensation	—	—	6,941	—	—	—	6,941	—	6,941
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	247	—	(9,686)	—	—	—	(9,686)	—	(9,686)
Purchases of common stock (Note 10)	(541)	—	(6,909)	—	(29,931)	—	(36,840)	—	(36,840)
Share repurchase liability (Note 10)	—	—	—	—	—	(36,637)	(36,637)	—	(36,637)
Dividends and dividend equivalents declared	—	—	—	—	(14,576)	—	(14,576)	—	(14,576)
Deconsolidation of VIE (Note 16)	—	—	—	—	—	—	—	(27,701)	(27,701)
Balances as of March 31, 2025	60,921	$61	$778,071	$(133,852)	$235,141	$(99,137)	$780,284	$—	$780,284

Balances as of December 31, 2025	58,372	$58	$763,828	$(122,281)	$141,961	$—	$783,566	$—	$783,566
Capital contribution from noncontrolling interests (Note 16)	—	—	—	—	—	—	—	3	3
Net income (loss)	—	—	—	—	81,416	—	81,416	(80)	81,336
Other comprehensive loss	—	—	—	(3,322)	—	—	(3,322)	—	(3,322)
Share-based compensation	—	—	8,580	—	—	—	8,580	—	8,580
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	282	1	(19,557)	—	—	—	(19,556)	—	(19,556)
Purchases of common stock (Note 10)	(106)	—	(1,360)	—	(8,617)	—	(9,977)	—	(9,977)
Dividends and dividend equivalents declared	—	—	—	—	(15,595)	—	(15,595)	—	(15,595)
Balances as of March 31, 2026	58,548	$59	$751,491	$(125,603)	$199,165	$—	$825,112	$(77)	$825,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Acushnet Holdings Corp. (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These unaudited condensed consolidated financial statements include the accounts of the Company and Acushnet Company, including Acushnet Company's wholly-owned subsidiaries and less than wholly-owned subsidiaries, which include VIEs in which Acushnet Company is the primary beneficiary. In addition, investments in entities over which the Company has significant influence but not control are accounted for using the equity method of accounting. The Company conducts substantially all its business through Acushnet Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the SEC and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the full year ending December 31, 2026, nor were those of the comparable 2025 periods representative of those actually experienced for the full year ended December 31, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2025 included in its Annual Report on Form 10-K filed with the SEC on February 27, 2026.
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
Variable Interest Entities
VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected residual returns. The Company consolidates a VIE when it is the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb expected losses or the right to receive expected benefits from the VIE that could potentially be significant to the VIE. The Company presents separately on its unaudited condensed consolidated balance sheets, to the extent material, the assets of consolidated VIEs that can only be used to settle specific obligations of the consolidated VIEs and the liabilities of consolidated VIEs for which creditors do not have recourse to its general credit. See Note 16 for additional information regarding other business developments impacting VIEs.

Equity Method Investments
The Company uses the equity method of accounting for equity investments if the investment enables the Company to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in consolidated net income (loss). The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. An impairment that is other-than-temporary is recognized in the period identified. See Note 16 for additional information regarding other business developments impacting equity method investments.
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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both March 31, 2026 and December 31, 2025. See Note 16 for additional information regarding other business developments impacting noncontrolling interests.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of March 31, 2026 and December 31, 2025, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.3 million and $1.4 million, respectively.
Foreign Currency Transactions
Foreign currency transaction (losses) gains included in selling, general and administrative expenses were losses of $1.8 million and gains of $1.4 million for the three months ended March 31, 2026 and 2025, respectively.
Recently Issued Accounting Standards
Expense Disaggregation Disclosures
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

Codification Improvements
In December 2025, the FASB issued ASU 2025-12, "Codification Improvements." The amendments in this update refine existing guidance to further enhance the interpretation and application of the codification. The transition method of this update may vary on an issue-by-issue basis. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026. Early adoption is permitted on an issue-by-issue basis. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.
2. Allowance for Credit Losses
The Company estimates expected credit losses using a number of factors, including customer credit ratings, age of receivables, historical credit loss information and current economic conditions, which could affect the collectability of the reported amounts. All these factors have been considered in the estimate of expected credit losses for the periods presented.
The activity related to the allowance for credit losses was as follows:

	March 31,
(in thousands)	2026	2025
Balance at beginning of period	$7,319	$7,238
Decrease in provision for expected credit losses	(1,290)	(920)
Amount of receivables (written off) recovered	(149)	91
Foreign currency translation	(31)	124
Balance at end of period	$5,849	$6,533
3. Inventories
The components of inventories were as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Raw materials and supplies	$162,492	$145,663
Work-in-process	33,446	31,570
Finished goods	380,784	431,338
Inventories	$576,722	$608,571

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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	March 31,
(in thousands)	2026	2025
Balance at beginning of period	$6,062	$4,980
Provision	2,002	1,441
Claims paid/costs incurred	(1,635)	(1,266)
Foreign currency translation	(53)	35
Balance at end of period	$6,376	$5,190

5. Debt and Financing Arrangements
Multi-Currency Revolving Credit Facility
The Company's credit agreement, dated as of December 23, 2019, as subsequently amended (the "Credit Agreement"), provides for a $950.0 million multi-currency revolving credit facility, due to mature on November 24, 2030. The Credit Agreement, together with related security, guarantee and other agreements, is referred to as the “Revolving Credit Facility.”
The Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Agreement.
As of March 31, 2026 and December 31, 2025, there were $627.6 million and $431.3 million, respectively, in outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 4.91% and 5.06%, respectively. As of March 31, 2026, the Company had available borrowing capacity under the Revolving Credit Facility of $318.4 million after giving effect to $4.0 million of outstanding letters of credit.
Senior Notes
As of March 31, 2026 and December 31, 2025, Acushnet Company had 5.625% senior unsecured notes due December 1, 2033 (the "Notes") outstanding in the aggregate principal balance of $500.0 million. The fair value of the Notes, based on third-party quotes (Level 2), as of March 31, 2026 and December 31, 2025 was $495.8 million and $505.0 million, respectively.
The Notes bear interest at a stated interest rate of 5.625% (an effective interest rate of 5.788%) per year, with interest payable semi-annually on June 1 and December 1 of each year. Accrued interest related to the Notes of $9.9 million and $2.9 million was included within accrued expenses and other liabilities on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
The indenture that governs the Notes (the "Indenture") contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur liens securing indebtedness for borrowed money, enter into sale and leaseback transactions, and consolidate or merge with or into other companies. As of March 31, 2026, the Company was in compliance with all covenants under the Indenture.
Other Short-Term Borrowings
The Company has certain unsecured and uncommitted local credit facilities available through its subsidiaries. Amounts outstanding under these other short-term borrowings are presented in short-term debt in the unaudited condensed consolidated balance sheets with the proceeds and repayments presented on a gross basis in the unaudited condensed consolidated statements of cash flows. There were $28.0 million and $16.0 million in outstanding borrowings under the Company's local credit facilities as of March 31, 2026 and December 31, 2025, respectively. The weighted average interest rate applicable to the outstanding borrowings was 1.37% and 0.88% as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company had available borrowing capacity under these local credit facilities of $24.8 million.
Letters of Credit
As of March 31, 2026 and December 31, 2025, there were outstanding letters of credit related to agreements, including those issued under the Revolving Credit Facility, totaling $6.8 million and $6.9 million, respectively, of which $4.0 million was secured as of both March 31, 2026 and December 31, 2025. These agreements provided a maximum commitment for letters of credit of $58.8 million as of March 31, 2026.

6. Derivative Financial Instruments
The Company principally uses derivative financial instruments to reduce the impact of foreign currency fluctuations on the Company's results of operations. The principal derivative financial instruments the Company enters into are foreign exchange forward contracts. The Company does not enter into derivative financial instrument contracts for trading or speculative purposes.
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won, the Australian dollar and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of March 31, 2026 and December 31, 2025 was $257.8 million and $230.7 million, respectively.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		March 31,	December 31,
Balance Sheet Location	Hedge Instrument Type	2026	2025
Prepaid and other current assets	Foreign exchange forward	$4,881	$2,950
Accrued expenses and other liabilities	Foreign exchange forward	1,360	1,746
The hedge instrument gains (losses) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended
	March 31,
(in thousands)	2026	2025
Type of hedge
Foreign exchange forward	$2,679	$(2,160)
Total	$2,679	$(2,160)
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $3.7 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.

The hedge instrument gains (losses) recognized on the unaudited condensed consolidated statements of operations were as follows:

	Three months ended
	March 31,
(in thousands)	2026	2025
Location of gains (losses) in statements of operations
Foreign exchange forward:
Cost of goods sold	$(498)	$411
Selling, general and administrative (1)	816	(960)
Total	$318	$(549)
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 were as follows:

	Fair Value Measurements as of
	March 31, 2026 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$2,771	$—	$—	Prepaid and other current assets
Foreign exchange derivative instruments	—	4,881	—	Prepaid and other current assets
Deferred compensation program assets	687	—	—	Other assets
Total assets	$3,458	$4,881	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,360	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	687	—	—	Other noncurrent liabilities
Total liabilities	$687	$1,360	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows:

	Fair Value Measurements as of
	December 31, 2025 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$2,906	$—	$—	Prepaid and other current assets
Foreign exchange derivative instruments	—	2,950	—	Prepaid and other current assets
Deferred compensation program assets	719	—	—	Other assets
Total assets	$3,625	$2,950	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,746	$—	Accrued expenses and other liabilities
Deferred compensation program liabilities	719	—	—	Other noncurrent liabilities
Total liabilities	$719	$1,746	$—
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
8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,
(in thousands)	2026	2025	2026	2025
Components of net periodic benefit cost (credit)
Service cost	$1,045	$1,279	$89	$90
Interest cost	2,599	2,892	129	143
Expected return on plan assets	(1,758)	(2,017)	—	—
Settlement expense	682	—	—	—
Amortization of net loss (gain)	100	67	(200)	(237)
Amortization of prior service cost (credit)	18	22	—	(1)
Net periodic benefit cost (credit)	$2,686	$2,243	$18	$(5)
The non-service cost components of net periodic benefit cost (credit) are included in other expense (income), net in the unaudited condensed consolidated statements of operations.
9. Income Taxes
Income tax expense increased by $2.5 million to $24.1 million for the three months ended March 31, 2026 compared to $21.6 million for the three months ended March 31, 2025. The Company’s effective income tax rate ("ETR") was 22.9% for the three months ended March 31, 2026 compared to 17.9% for the three months ended March 31, 2025.
The ETR for the three months ended March 31, 2026 differed from the U.S. statutory tax rate primarily due to the U.S taxation of foreign income, state income taxes and the Company's jurisdictional mix of earnings, partially offset by the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits. The ETR for the three months ended March 31, 2025 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income, state income taxes and the Company's jurisdictional mix of earnings.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2026:
First Quarter	$0.255	$15,595
Total dividends declared in 2026	$0.255	$15,595

2025:
Fourth Quarter	$0.235	$14,112
Third Quarter	0.235	14,388
Second Quarter	0.235	14,298
First Quarter	0.235	14,576
Total dividends declared in 2025	$0.940	$57,374
During the second quarter of 2026, the Company's board of directors declared a dividend of $0.255 per share of common stock to shareholders of record as of June 5, 2026 and payable on June 22, 2026.
Share Repurchase Program
As of March 31, 2026, the board of directors had authorized the Company to repurchase up to $1.25 billion of its issued and outstanding common stock since the share repurchase program was established in 2018. This program may be extended or otherwise modified by the board of directors at any time and will remain in effect until completed or until terminated by the board of directors. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Credit Agreement (Note 5).
On June 14, 2024, the Company entered into an agreement with Magnus Holdings Co., Ltd. ("Magnus"), to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price (the "June 2024 Agreement"). On April 10, 2025, the Company purchased 935,907 shares of its common stock from Magnus for an aggregate of $62.5 million in satisfaction of its obligation under the June 2024 Agreement.
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
The Company's share repurchase activity for the periods presented was as follows:

	Three months ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Shares repurchased in the open market:
Shares repurchased	106,008	540,944
Average price	$94.12	$67.73
Aggregate value (1)	$9,977	$36,637
Total shares repurchased:
Shares repurchased	106,008	540,944
Average price	$94.12	$67.73
Aggregate value	$9,977	$36,637
___________________________________
(1) Includes $1.0 million related to shares repurchased not settled as of the three months ended March 31, 2025.

As of March 31, 2026, the Company had $230.7 million remaining under the current share repurchase authorization.
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
As of March 31, 2026, the Company presented as retired 106,008 shares of its repurchased common stock with an aggregate repurchase price of $10.0 million, which the Company intends to formally retire in 2026.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (the “Amended and Restated 2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. As of March 31, 2026, the only equity-based awards granted under the Amended and Restated 2015 Plan were RSUs and PSUs.
As of March 31, 2026, there were 5,725,693 remaining shares of common stock reserved for issuance under the Amended and Restated 2015 Plan of which 3,120,170 remained available for future grants.
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
A summary of the Company’s RSUs and PSUs as of March 31, 2026 and changes during the three months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2025	603,148	$65.08	500,371	$60.05
Granted	219,875	99.99	119,704	100.01
Vested (1)(2)	(306,015)	60.68	(193,351)	48.21
Forfeited	(515)	67.73	—	—
Outstanding as of March 31, 2026	516,493	$82.55	426,724	$76.62

_______________________________________________________________________________
(1) Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 193,351 PSUs that vested during the three months ended March 31, 2026, were entitled to receive 241,882 shares of common stock.
(2) Included 26,195 and 67,041 shares of common stock related to RSUs and PSUs, respectively, that were not delivered as of March 31, 2026.
(3) Number of PSUs reflects 100% of the target level grant and may not be indicative of the performance level expected to be achieved.

Compensation expense recorded related to the Company's RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2026	2025
RSUs	$4,765	$5,032
PSUs	3,815	1,909
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $38.9 million and $19.7 million, respectively, as of March 31, 2026, and is expected to be recognized over the related weighted average period of 1.6 years and 2.3 years, respectively.
A summary of shares of common stock issued related to the Amended and Restated 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Three months ended		Three months ended
	March 31, 2026		March 31, 2025
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	301,045	177,763	273,390	121,102
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(114,664)	(81,876)	(93,949)	(53,209)
Net shares of common stock issued	186,381	95,887	179,441	67,893

Cumulative undelivered shares of common stock	515,542	608,574	517,542	546,789
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended
	March 31,
(in thousands)	2026	2025
Cost of goods sold	$503	$473
Selling, general and administrative	7,635	6,070
Research and development	442	398
Total compensation expense before income tax	8,580	6,941
Income tax benefit	2,099	1,407
Total compensation expense, net of income tax	$6,481	$5,534
12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign		Accumulated
	Foreign	Exchange	Pension and	Other
	Currency	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2025	$(102,533)	$485	$(20,233)	$(122,281)
Other comprehensive (loss) income before reclassifications	(6,298)	2,679	176	(3,443)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	498	600	1,098
Tax expense	—	(794)	(183)	(977)
Balance as of March 31, 2026	$(108,831)	$2,868	$(19,640)	$(125,603)

13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended
	March 31,
(in thousands, except share and per share amounts)	2026	2025
Net income attributable to Acushnet Holdings Corp.	$81,416	$99,372

Weighted average number of common shares:
Basic	59,845,676	61,325,623
RSUs	163,429	159,165
Diluted	60,009,105	61,484,788

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$1.36	$1.62
Diluted	$1.36	$1.62
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three months ended March 31, 2026 and 2025 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended
	March 31,
	2026	2025
RSUs	168,464	248,808
14. Segment Information
The Company’s operating segments are based on how the Chief Operating Decision Maker ("CODM"), the Company's President and Chief Executive Officer, makes decisions about assessing performance and allocating resources. The Company currently has three reportable segments: (i) Titleist golf equipment, (ii) FootJoy golf wear and (iii) Golf gear.
The CODM primarily uses segment operating income (loss) to evaluate the effectiveness of business strategies, assess segment operating performance and make decisions regarding costs to incur across the business. Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the operating segments, but excludes certain other costs, such as interest expense, net; restructuring costs; the non-service cost component of net periodic benefit cost; transaction fees; as well as other items that are not allocated to the operating segments. The CODM does not evaluate a measure of assets when assessing performance.
Results shown for the three months ended March 31, 2026 and 2025 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no material intersegment transactions.

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended March 31, 2026
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$458,503	$181,532	$78,730	$718,765	$34,210	$752,975
Segment expenses:
Cost of goods sold	226,196	110,158	45,760	382,114
Advertising and promotion	48,489	13,158	3,431	65,078
Research and development	16,715	1,257	771	18,743
Selling, general and administrative	81,695	35,923	12,287	129,905
Other segment items (2)	1,215	56	649	1,920
Other expenses	—	—	—	—	35,066
Total operating income	84,193	20,980	15,832	121,005	(856)	120,149
Reconciling items:
Interest expense, net						(13,072)
Non-service cost component of net periodic benefit cost						(1,570)
Other						(246)
Total income before income tax						$105,261
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
(3) Other includes a non-cash gain on deconsolidation of VIE of $20.9 million (Note 16).

Information as to the Company’s operations in different geographic regions is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended March 31,
(in thousands)	2026	2025
United States	$445,161	$424,209
EMEA (1)	124,387	103,869
Japan	36,406	35,232
Korea	61,170	66,218
Rest of World	85,851	73,844
Total net sales	$752,975	$703,372
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
Other Matters
In February 2026, the U.S. Supreme Court ruled that certain tariffs under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to refund duties imposed under IEEPA. In April 2026, CBP established a refund portal, allowing importers of record and authorized customs brokers to submit refund requests. The situation continues to evolve, and further legislative, regulatory, or judicial developments may affect the ultimate outcome and the availability or timing of any refunds. As of the reporting date, the Company has not recognized an asset related to any potential refunds that may be received in relation to requests that the Company has submitted. The Company will continue to evaluate new information and will recognize refunds in its financial statements when the requirements of accounting for gain contingencies under Accounting Standards Codification 450, “Contingencies”, have been met.

16. Other Business Developments
Investment in Less than Wholly-Owned Subsidiary
During the three months ended March 31, 2026, the Company invested an additional $6.4 million in ACTPI, LLC, a less than wholly-owned subsidiary ("ACTPI"), increasing the Company's ownership interest from 80% to 84.3%. ACTPI was formed in connection with the November 4, 2022, acquisition of an 80% interest in certain assets and liabilities of TPI EDU, LLC, Onbase University, LP and Racquetfit, LP for cash consideration of $18.4 million. ACTPI educates golfers and industry professionals on the body-swing connection through its ‘TPI Certified’ program.
Supply Chain Optimization
Prior to January 31, 2025, the Company consolidated the accounts of its FootJoy manufacturing joint venture, Acushnet Lionscore Limited (“Lionscore”), a VIE which is 40% owned by the Company. During January 2025, Lionscore permanently ceased manufacturing at its Fujian Fuh Deh Leh (“FDL”) factory in Fuzhou, China and all footwear production volume was shifted to a third-party facility located in Long An Province, Vietnam (the “Long An Factory”), which is operated by an affiliate of Myre Overseas Corp. (“Myre”), the Company's Lionscore joint venture partner. As a result, the Company is no longer the primary beneficiary of Lionscore and has deconsolidated the accounts of Lionscore effective as of January 31, 2025. As such, the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025 included one month of activity related to Lionscore prior to the deconsolidation. The fair value of the Company's equity interest in Lionscore as of the date of deconsolidation, determined by the appraised value of Lionscore's operating assets, was $14.1 million. In connection with the deconsolidation of Lionscore, the Company recorded a non-cash gain on deconsolidation of $20.9 million during the three months ended March 31, 2025, which was included within other expense (income), net on the unaudited condensed consolidated statement of operations. Subsequent to the deconsolidation, the Company accounts for its equity ownership interest in Lionscore under the equity method of accounting.
For the three months ended March 31, 2026 and 2025, the Company recorded a $0.1 million and $0.2 million loss respectively, related to the Lionscore equity-method investment, which was included within other expense (income), net on the unaudited condensed consolidated statements of operations. The carrying value of the Company's investment in Lionscore was $12.9 million and $13.0 million as of March 31, 2026 and December 31, 2025, respectively, which was included within other assets on the unaudited condensed consolidated balance sheets.
On January 6, 2026, Acushnet Cayman Limited, a wholly owned subsidiary of the Company (“Acushnet Cayman”), entered into a Subscription and Shareholders’ Agreement (the “JV Agreement”) with Myre and ACL FootJoy Pte. Ltd. (“ACL FootJoy”), pursuant to which Acushnet Cayman and Myre formed a joint venture and subscribed for shares in the capital of ACL FootJoy. The primary purpose of ACL FootJoy, in which the Company has a 40% interest with the remaining 60% owned by Myre, is to source raw materials for, and contract for the manufacture and production of, footwear in Vietnam, under trademarks and brand names owned by Acushnet Company ("Products") at one or more factories owned and/or controlled by Myre and/or its affiliates (the “Footwear Factories”), including the Long An Factory. Pursuant to the JV Agreement, the Company has the sole and exclusive right to purchase and distribute, and to arrange for the worldwide sale and distribution of, all Products manufactured or produced at the Footwear Factories. The Company was deemed to be the primary beneficiary due to its controlling financial interest in ACL FootJoy and as such, the Company consolidated ACL FootJoy as a VIE.
On January 28, 2026, ACL FootJoy entered into a promissory note with Lionscore, allowing ACL FootJoy to borrow up to $9.0 million to support working capital needs. The promissory note is non-interest bearing with a maturity date of January 28, 2029. As of March 31, 2026, outstanding borrowings under the promissory note of $1.5 million were included in other noncurrent liabilities on the Company's unaudited condensed consolidated balance sheet. To the extent ACL FootJoy's capital needs exceed its resources, additional funding may be provided by the Company in the form of equity or loans, however the Company is not legally obligated to provide such funding. Other than the promissory note, ACL FootJoy has no other outstanding borrowings.
PG Golf
On April 1, 2022, the Company acquired the outstanding equity interest in PG Golf LLC for $5.0 million, including cash consideration of $3.6 million and contingent consideration valued at $1.4 million at the time of acquisition. As of March 31, 2025, contingent consideration of $1.7 million was included in accrued expenses and other liabilities on the unaudited condensed consolidated balance sheet and was subsequently paid in April 2025.

17. Restructuring Costs
Voluntary Bridge to Retirement
During the second quarter of 2025, the Company initiated a VBR program to reduce operating costs and bridge certain long-tenured eligible employees to retirement. As part of this program, eligible employees were offered severance in the form of salary and benefit continuation.
The activity related to the VBR program was as follows:

(in thousands)	Three months ended March 31, 2026
Balance at beginning of period	$9,855
Decrease in provision for expected restructuring costs	(114)
Payments	(3,498)
Balance at end of period	$6,243
The provision for costs associated with the VBR program was included in selling, general and administrative on the unaudited condensed consolidated statement of operations. The total costs associated with the VBR program were $13.6 million. There are no further material costs expected to be incurred in relation to the VBR program. Payments are expected to continue through the first half of 2027.
The VBR program liabilities recognized on the unaudited condensed consolidated balance sheets were as follows:

(in thousands)	March 31,	December 31,
Balance Sheet Location	2026	2025
Accrued expenses and other liabilities	$5,890	$9,033
Other noncurrent liabilities	353	822
Lionscore
In 2024, Lionscore approved a plan to permanently cease manufacturing at its FDL factory and shift all footwear production volume to the Long An Factory. As a result, substantially all FDL factory employees had been involuntary separated by the first quarter of 2025.
The activity related to this plan was as follows:

(in thousands)	Three months ended March 31, 2025
Balance at beginning of period	$12,431
Payments	(5,439)
Deconsolidation of VIE (Note 16)	(6,992)
Balance at end of period	$—
The total employee termination costs associated with this plan was $18.0 million. There are no further costs expected to be incurred in relation to these restructuring plans. See Note 16 for further information.

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
Our net sales are diversified by both product category and mix, as well as geography. Our product categories include golf balls, golf clubs, wedges and putters, golf shoes, golf gloves, golf gear, and golf and ski outerwear and apparel. Our product portfolio contains a favorable mix of consumable products, which we consider to be golf balls and golf gloves, and more durable products, which we consider to be golf clubs, golf shoes, golf gear, and golf and ski outerwear and apparel. Our net sales are also diversified by geography, with a substantial majority of our net sales generated in five countries: the United States, Japan, Korea, the United Kingdom, and Canada. We have three reportable segments: Titleist golf equipment, FootJoy golf wear, and Golf gear.
Recent Developments
Geopolitical Developments and Macroeconomic Factors: The global economy continues to experience elevated levels of volatility and uncertainty, including within the commodity markets, driven by a combination of geopolitical developments and macroeconomic factors. Increased U.S. tariffs have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions, which have further contributed to disruptions in global capital markets and global supply chains. As a result, we have incurred and may continue to incur incremental costs in connection with importing raw materials, component parts and finished goods. We have implemented various strategies to mitigate the effect of these incremental costs on our gross profit and gross margin.
In February 2026, the U.S. Supreme Court ruled that certain tariffs under the International Emergency Economic Powers Act (“IEEPA”) were invalid, and in March 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to refund duties imposed under IEEPA. In April 2026, CBP established a refund portal, allowing importers of record and authorized customs brokers to submit refund requests. The situation continues to evolve, and further legislative, regulatory, or judicial developments may affect the ultimate outcome and the availability or timing of any refunds. Our results of operations for the three months ended March 31, 2026 do not include the impact of any potential refunds that we may receive.
Current uncertainties around geopolitical developments and macroeconomic factors and their effects on trading relationships may further affect the costs of our imported raw materials, components parts and finished goods, as well as increase market volatility and currency exchange rate fluctuations, which may influence our hedging strategy. In addition, these factors, and any changes to these factors, could have a material adverse effect on consumer behavior and on our future revenues and overall profitability. We continue to monitor the economic effects of these developments and evaluate opportunities to mitigate their related impacts.
Supply Chain Optimization: On January 6, 2026, we formed a new joint venture with Myre and subscribed for shares in the capital of ACL FootJoy, in which we have a 40% interest, with the remaining 60% owned by Myre. The primary purpose of ACL FootJoy is to source raw materials for, and contract for the manufacture and production of, footwear in Vietnam, at one or more factories owned and/or controlled by Myre and/or its affiliates. We currently contract to manufacture substantially all of our FootJoy footwear at the Long An Factory pursuant to this joint venture arrangement. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 16 – Other Business Developments,” Item 1 of Part I to this report.
Information Technology Optimization: During 2024, we began a multi-year implementation of a new global cloud-based enterprise resource planning ("ERP") platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. We expect that the new global ERP platform will enable further operating efficiencies and support the Company’s digital transformation. Additional implementation activities are expected to continue in phases by geographic region over the next several years. The global ERP platform implementation spending comprises both capitalized costs and operating expenses. The operating expenses represent costs directly related to the deployment of the global ERP platform above the normal ongoing level of spending on information technology to support our operations. In connection with this strategic initiative, during the three months ended March 31, 2026 and 2025, we incurred expenses of $3.0 million and $2.6 million, respectively. In addition, we invested $5.7 million and $8.0 million for capitalized implementation costs associated with the integration, configuration and customization of this new global ERP platform during the three months ended March 31, 2026 and 2025, respectively. We anticipate spending approximately $30 million to $35 million in total for the full year related to the deployment of the new global ERP platform.
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
We primarily use Adjusted EBITDA on a consolidated basis to evaluate the effectiveness of our business strategies, assess our consolidated operating performance and make decisions regarding the pricing of our products, go-to-market execution and costs to incur across our business. We present Adjusted EBITDA as a supplemental measure of our operating performance because it excludes the impact of certain items that we do not consider indicative of our ongoing operating performance. We define “Adjusted EBITDA” in a manner consistent with the term “Consolidated EBITDA” as it is defined in our credit agreement. Adjusted EBITDA represents net income (loss) attributable to Acushnet Holdings Corp. plus interest expense, net, income tax expense (benefit), depreciation and amortization, and other items defined in our credit agreement, including: share-based compensation expense; restructuring and transformation costs; certain transaction fees; extraordinary, unusual or nonrecurring losses or charges; indemnification expense (income); certain pension settlement costs; certain other non-cash (gains) losses, net and the net income (loss) relating to noncontrolling interests. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP. It should not be considered an alternative to net income (loss) attributable to Acushnet Holdings Corp. as a measure of our operating performance or any other measure of performance derived in accordance with U.S. GAAP. In addition, Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items, or affected by similar nonrecurring items. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under U.S. GAAP. Our definition and calculation of Adjusted EBITDA is not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss) attributable to Acushnet Holdings Corp., see “—Results of Operations” below.

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
Lastly, we use segment operating income (loss) to evaluate the effectiveness of business strategies, assess segment operating performance and make decisions regarding costs to incur across the business. Segment operating income (loss) includes directly attributable expenses and certain shared costs of corporate administration that are allocated to the operating segments, but excludes certain other costs, such as interest expense, net; restructuring costs; the non-service cost component of net periodic benefit cost; transaction fees; as well as other items that are not allocated to the operating segments.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended
	March 31,
(in thousands)	2026	2025
Net sales	$752,975	$703,372
Cost of goods sold	397,715	366,210
Gross profit	355,260	337,162
Operating expenses:
Selling, general and administrative	213,671	200,261
Research and development	19,195	18,859
Intangible amortization	2,245	3,495
Income from operations	120,149	114,547
Interest expense, net	13,072	13,815
Other expense (income), net	1,816	(19,863)
Income before income taxes	105,261	120,595
Income tax expense	24,101	21,570
Net income	81,160	99,025
Less: Net loss attributable to noncontrolling interests	256	347
Net income attributable to Acushnet Holdings Corp.	$81,416	$99,372
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$81,416	$99,372
Interest expense, net	13,072	13,815
Income tax expense	24,101	21,570
Depreciation and amortization	12,869	14,277
Share-based compensation	8,580	6,941
Transformation costs (1)	3,062	3,158
Other (2)	1,717	(19,930)
Net loss attributable to noncontrolling interests	(256)	(347)
Adjusted EBITDA	$144,561	$138,856
Adjusted EBITDA margin	19.2%	19.7%
________________________
(1) For the three months ended March 31, 2026 and 2025, includes $3.0 million and $2.6 million, respectively, related to our information technology optimization.
(2) For the three months ended March 31, 2026 and 2025, includes $0.5 million and $0.8 million, respectively, related to the amortization of capitalized implementation costs for cloud computing arrangements. For the three months ended March 31, 2025, includes a non-cash gain of $20.9 million related to the deconsolidation of Lionscore. The three months ended March 31, 2026 and 2025 also include other gains, losses or costs added back for purposes of calculating Adjusted EBITDA as defined in our credit agreement.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2026	2025	$ change	% change	$ change	% change
Golf balls	$234.5	$213.3	$21.2	9.9%	$17.5	8.2%
Golf clubs	224.0	207.8	16.2	7.8%	12.3	5.9%
Titleist golf equipment	458.5	421.1	37.4	8.9%	29.8	7.1%
FootJoy golf wear	181.5	178.4	3.1	1.7%	(2.4)	(1.3)%
Golf gear	78.7	71.0	7.7	10.8%	5.9	8.3%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	March 31,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2026	2025	$ change	% change	$ change	% change
United States	$445.2	$424.2	$21.0	5.0%	$21.0	5.0%
EMEA (1)	124.4	103.9	20.5	19.7%	8.3	8.0%
Japan	36.4	35.2	1.2	3.4%	2.1	6.0%
Korea	61.2	66.2	(5.0)	(7.6)%	(4.6)	(6.9)%
Rest of World	85.8	73.9	11.9	16.1%	6.8	9.2%
Total net sales	$753.0	$703.4	$49.6	7.1%	$33.6	4.8%
_______________________________________________________________________________
(1) Europe, the Middle East and Africa (“EMEA”)

Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	March 31,		Increase/(Decrease)
Segment operating income	2026	2025	$ change	% change
Titleist golf equipment	$84.2	$75.8	$8.4	11.1%
FootJoy golf wear	21.0	24.5	(3.5)	(14.3)%
Golf gear	15.8	13.8	2.0	14.5%
Net Sales
For the three months ended March 31, 2026, net sales increased 7.1%, or 4.8% on a constant currency basis, compared to the three months ended March 31, 2025. The increase was driven by higher net sales in Titleist golf equipment, primarily due to higher sales volumes in golf clubs and golf balls, and higher average selling prices in golf balls, as well as higher net sales in Golf gear, primarily due to higher average selling prices across all product categories. These increases were partially offset by lower net sales, on a constant currency basis, in FootJoy golf wear, primarily due to lower sales volumes in footwear, partially offset by higher average selling prices across all product categories.
The increase in net sales in the United States was primarily driven by increases in Titleist golf equipment of $17.9 million and in Golf gear of $4.7 million, partially offset by a decrease in FootJoy golf wear of $2.4 million. The increase in Titleist golf equipment was primarily driven by higher average selling prices of our Pro V1 golf ball models, as well as higher sales volumes of our newly introduced SM11 wedges, latest generation T-Series irons, and performance model golf balls, partially offset by lower sales volumes of our second model year hybrids, drivers, fairways, and Scotty Cameron putters. The increase in Golf gear was primarily driven by higher average selling prices across all product categories and higher sales volumes in golf bags. The decrease in FootJoy golf wear was primarily due to lower sales volumes, partially offset by higher average selling prices in apparel.
Net sales in regions outside the United States increased 10.2%, or 4.5% on a constant currency basis, driven by increases in EMEA, Rest of World and Japan, partially offset by a decrease in Korea. In EMEA and Rest of World, the increases were primarily driven by higher net sales across all reportable segments. In Japan, the increase was driven by higher net sales in Titleist golf equipment, mainly golf clubs. In Korea, the decrease was primarily due to lower net sales in all reportable segments, as well as products that are not allocated to one of our three reportable segments.
Gross Profit
Gross profit increased $18.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Gross margin was 47.2% for the three months ended March 31, 2026 compared to 47.9% for the three months ended March 31, 2025. The increase in gross profit was primarily the result of increases in Titleist golf equipment of $17.7 million and Golf gear of $2.8 million. The increase in Titleist golf equipment was primarily due to the higher sales volumes and higher average selling prices discussed previously. The increase in Golf gear was primarily driven by the higher average selling prices discussed previously. These increases in gross profit also include the impact of higher tariff costs due to the tariff measures discussed previously. These increases were partially offset by a decrease in FootJoy golf wear of $2.8 million, primarily due to the higher tariff costs, partially offset by the higher average selling prices discussed previously.
Selling, General and Administrative Expenses
SG&A expenses increased $13.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily the result of increases of $4.7 million in selling expense, $4.1 million in administrative expense, and $3.4 million in advertising and promotion expenses. The increase in selling expense was primarily due to higher employee related expenses incurred in connection with the sales volume increases discussed previously, and investments to expand our product fitting networks and to enhance consumer engagement. The increase in administrative expense was primarily due to higher information technology-related expenses. The increase in advertising and promotion expenses was primarily in Titleist golf equipment to support new product launches. SG&A expenses also include a $3.2 million increase in foreign currency transaction losses, offset in part by a $1.8 million increase in gains on foreign exchange forward contracts.
Intangible amortization
Intangible amortization expense decreased $1.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to certain intangible assets becoming fully amortized during the prior period.
Other Expense (Income), net
Other expense, net increased $21.7 million for the three months ended March 31, 2026 compared to other income, net of $19.9 million for the three months ended March 31, 2025, primarily due to a non-cash gain of $20.9 million recognized in the prior year period related to the deconsolidation of Lionscore.
Income Tax Expense
Income tax expense increased $2.5 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Our ETR was 22.9% for the three months ended March 31, 2026 compared to 17.9% for the three months ended March 31, 2025. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings, as well as a reduced income tax benefit related to the U.S. deduction of foreign-derived intangible income.

Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 8.9%, or 7.1% on a constant currency basis, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by higher sales volumes of our recently launched SM11 wedges and latest generation T-Series irons, higher average selling prices of our Pro V1 golf ball models and higher sales volumes of our recently launched AVX, Tour Soft and Velocity performance golf ball models, partially offset by lower sales volumes of our second model year hybrids, drivers, fairways, and Scotty Cameron putters.
Operating income in our Titleist golf equipment segment increased $8.4 million, or 11.1% compared to the prior year period. The increase in operating income resulted from higher gross profit of $17.7 million, partially offset by higher operating expenses of $9.4 million. The increase in gross profit was primarily driven by the higher sales volumes and higher average selling prices as discussed previously, partially offset by higher tariff costs. Higher operating expenses were a result of increases of $3.8 million in advertising and promotion expenses, $3.3 million in selling expense, and $3.1 million in administrative expense. These increases were partially offset by a decrease of $1.2 million in amortization expense, as discussed previously.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased 1.7%, or decreased 1.3% on a constant currency basis, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. On a constant currency basis net sales decreased largely due to lower sales volumes in footwear, partially offset by higher average selling prices across all product categories.
Operating income in our FootJoy golf wear segment decreased $3.5 million, or 14.3% compared to the prior year period. The decrease in operating income resulted from lower gross profit of $2.8 million and higher operating expenses of $0.7 million. Gross profit decreased primarily as a result of higher tariff costs, partially offset by the higher average selling prices discussed previously.
Golf Gear Segment
Net sales in our Golf gear segment increased 10.8%, or 8.3% on a constant currency basis, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by higher average selling prices across all product categories, as well as higher sales volumes in golf bags, partially offset by lower sales volumes in the travel product category.
Operating income in our Golf gear segment increased $2.0 million, or 14.5% compared to the prior year period. The increase in operating income resulted from higher gross profit of $2.8 million, partially offset by higher operating expenses of $0.8 million. The increase in gross profit was largely due to the higher average selling prices, partially offset by higher tariff costs.
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
As of March 31, 2026, we had $50.4 million of unrestricted cash and cash equivalents (including $0.9 million attributable to ACL FootJoy, a VIE). As of March 31, 2026, 94.7% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States, including ACL FootJoy. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost-effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
Macroeconomic factors, including those discussed in Recent Developments above, could impact our results of operations in ways we cannot currently predict. Nonetheless, we believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our multi-currency revolving credit facility and our local credit facilities (subject to customary borrowing conditions) will be sufficient to meet our liquidity requirements for at least the next 12 months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including current and future economic trends and conditions, demand for our products, availability and cost of our raw materials and components, foreign currency exchange rates and other risks and uncertainties applicable to our business, as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Debt and Financing Arrangements
As of March 31, 2026, we had $318.4 million of available borrowing capacity under our multi-currency revolving credit facility after giving effect to $4.0 million of outstanding letters of credit. Additionally, we had $24.8 million available borrowing capacity under certain local credit facilities of our subsidiaries.
The credit agreement governing our multi-currency revolving credit facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. This credit agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of March 31, 2026, we were in compliance with all covenants under our credit agreement.
The indenture that governs the Notes (the "Indenture") contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur liens securing indebtedness for borrowed money, enter into sale and leaseback transactions, and consolidate or merge with or into other companies. As of March 31, 2026, we were in compliance with all covenants under the Indenture.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 5 – Debt and Financing Arrangements,” Item 1 of Part I to this report and “Notes to Consolidated Financial Statements – Note 11 – Debt and Financing Arrangements” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of our debt and financing arrangements. Additionally, see “Risk Factors – Risks Related to Our Indebtedness” as described in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion surrounding the risks and uncertainties related to our debt and financing arrangements.
Dividends and Share Repurchase Program
During the three months ended March 31, 2026, we paid dividends on our common stock of $15.9 million to our shareholders. During the second quarter of 2026, our board of directors declared a dividend of $0.255 per share of common stock to shareholders of record as of June 5, 2026 and payable on June 22, 2026.
As of March 31, 2026, our board of directors had authorized us to repurchase up to an aggregate of $1.25 billion of our issued and outstanding common stock since the share repurchase program was established in 2018. During the three months ended March 31, 2026, we repurchased 106,008 shares of our common stock at an average price of $94.12 for an aggregate of $10.0 million. As of March 31, 2026, we had $230.7 million remaining under the current share repurchase authorization.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I to this report for a description of our share repurchase program.
Capital Expenditures and Other Investments
During the three months ended March 31, 2026, we invested $19.2 million in capital expenditures. We expect to invest approximately $95.0 million in capital expenditures for the full year, although actual amounts may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities, as well as investments in facilities to support our global strategic initiatives.

In addition, during the three months ended March 31, 2026, we invested $5.7 million in capitalized implementation costs associated with the implementation of a new global cloud-based ERP platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. We expect to invest approximately $25.0 million in capitalized implementation costs associated with this global ERP platform for the full year.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2026	2025
Cash flows from:
Operating activities	$(143,663)	$(120,254)
Investing activities	(19,191)	(11,263)
Financing activities	164,908	118,145
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(463)	912
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,591	$(12,460)
Cash Flows from Operating Activities
The increase in cash used in operating activities was primarily driven by an increase in cash used to fund working capital requirements. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The increase in cash used in investing activities was driven by changes in capital expenditures.
Cash Flows from Financing Activities
The increase in cash provided by financing activities was primarily driven by an increase in net proceeds from credit facilities, as well as a decrease in purchases of common stock, offset in part by an increase in payments of employee restricted stock tax withholdings.
Contractual Obligations and Off-Balance Sheet Arrangements
During the normal course of business, we enter into agreements to purchase goods and services, including purchase commitments for advertising (including media placement and production costs), finished goods inventory, capital expenditures and endorsement arrangements with professional golfers. There have been no material changes to these purchase commitments since the year ended December 31, 2025.
As of March 31, 2026, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of March 31, 2026, we had $657.5 million of outstanding indebtedness at variable interest rates. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of March 31, 2026 would have resulted in an increase of $6.6 million in our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at March 31, 2026 was $257.8 million, representing a net settlement asset of $3.5 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of March 31, 2026, while not predictive in nature, indicated that the net settlement asset of $3.5 million would decrease by $19.9 million resulting in a net settlement liability of $16.4 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the fiscal quarter ended March 31, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.         OTHER INFORMATION

ITEM 1.      Legal Proceedings
We are party to legal proceedings associated with the normal conduct of our businesses and operations. It is not possible to predict the outcome of the pending actions, and, as with any litigation, it is possible that some of these actions could be decided unfavorably.

ITEM 1A.      Risk Factors
You should carefully consider each of the risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the other information set forth in this report. There have been no material changes to the risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the first quarter of 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2026 - January 31, 2026	—	$—	—	$240,654
February 1, 2026 - February 28, 2026	—	—	—	240,654
March 1, 2026 - March 31, 2026	106,008	94.12	106,008	230,676
Total	106,008	$94.12	106,008

ITEM 3.      Defaults Upon Senior Securities
None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information
None.

ITEM 6.      Exhibits

Exhibit No.	Description
10.1†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Directors under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (granted on or after February 12, 2026) (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed February 27, 2026).

10.2†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (granted on or after February 12, 2026) (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K filed February 27, 2026).

10.3†*
Form of Performance Stock Unit Grant Notice and Performance Stock Unit Agreement under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (granted on or after February 12, 2026) (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K filed February 27, 2026).

10.4
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
__________________________________
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

ACUSHNET HOLDINGS CORP.

Dated: May 6, 2026	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2026	By:	/s/ Sean Sullivan
Sean Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

