Form 10-Q
period 2026-06-30
Acushnet Holdings Corp.
filed 2026-08-06
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 58,405,044 shares of common stock outstanding as of July 31, 2026.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

3

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets
Cash, cash equivalents and restricted cash ($2,799 and $0 attributable to a variable interest entity ("VIE"))	$67,941	$50,088
Accounts receivable, net	489,378	217,480
Inventories ($6,599 and $0 attributable to a VIE)	532,209	608,571
Prepaid and other current assets	179,856	149,232
Total current assets	1,269,384	1,025,371
Property, plant and equipment, net	368,493	356,575
Goodwill	222,151	224,258
Intangible assets, net	506,889	511,430
Deferred income taxes	13,148	21,081
Other noncurrent assets	196,011	203,984
Total assets	$2,576,076	$2,342,699
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$22,902	$16,005
Current portion of long-term debt	639	661
Accounts payable ($7,957 and $0 attributable to a VIE)	195,609	156,984
Accrued taxes	54,768	34,219
Accrued compensation and benefits	93,496	100,975
Accrued expenses and other current liabilities	130,351	121,310
Total current liabilities	497,765	430,154
Long-term debt	936,525	926,244
Deferred income taxes	21,907	7,604
Accrued pension and other postretirement benefits	68,005	68,756
Other noncurrent liabilities ($7,500 and $0 attributable to a VIE)	125,562	124,605
Total liabilities	1,649,764	1,557,363
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	1,180	1,770
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 58,379,528 and 58,371,822 shares issued	58	58
Additional paid-in capital	759,361	763,828
Accumulated other comprehensive loss, net of tax	(129,901)	(122,281)
Retained earnings	294,853	141,961
Total equity attributable to Acushnet Holdings Corp.	924,371	783,566
Noncontrolling interests	761	—
Total shareholders' equity	925,132	783,566
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,576,076	$2,342,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net sales	$819,951	$720,476	$1,572,926	$1,423,848
Cost of goods sold	374,120	366,160	771,835	732,370
Gross profit	445,831	354,316	801,091	691,478
Operating expenses:
Selling, general and administrative	246,241	222,006	459,912	422,267
Research and development	20,761	18,933	39,956	37,792
Intangible amortization	2,243	3,509	4,488	7,004
Income from operations	176,586	109,868	296,735	224,415
Interest expense, net	12,305	15,198	25,377	29,013
Other expense (income), net	274	988	2,090	(18,875)
Income before income taxes	164,007	93,682	269,268	214,277
Income tax expense	38,685	18,603	62,786	40,173
Net income	125,322	75,079	206,482	174,104
Less: Net (income) loss attributable to noncontrolling interests	(490)	484	(234)	831
Net income attributable to Acushnet Holdings Corp.	$124,832	$75,563	$206,248	$174,935

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$2.09	$1.26	$3.45	$2.88
Diluted	2.08	1.25	3.44	2.87
Weighted average number of common shares:
Basic	59,752,024	60,156,224	59,798,591	60,737,693
Diluted	59,929,313	60,333,409	59,968,950	60,905,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income	$125,322	$75,079	$206,482	$174,104
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,221)	19,272	(12,518)	28,166
Cash flow derivative instruments:
Unrealized holding gains (losses) arising during period	3,504	(5,173)	6,183	(7,333)
Reclassification adjustments included in net income	(1,339)	(2,704)	(841)	(3,118)
Tax (expense) benefit	(516)	2,091	(1,310)	2,830
Cash flow derivative instruments, net	1,649	(5,786)	4,032	(7,621)
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	268	(611)	1,044	(1,256)
Tax (expense) benefit	(62)	134	(245)	261
Pension and other postretirement benefits adjustments, net	206	(477)	799	(995)
Total other comprehensive (loss) income	(4,366)	13,009	(7,687)	19,550
Comprehensive income	120,956	88,088	198,795	193,654
Less: Comprehensive (income) loss attributable to noncontrolling interests	(422)	122	(167)	391
Comprehensive income attributable to Acushnet Holdings Corp.	$120,534	$88,210	$198,628	$194,045

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$206,482	$174,104
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	26,222	29,206
Unrealized foreign exchange loss (gain)	1,617	(2,783)
Amortization of debt issuance costs	696	910
Share-based compensation	19,053	15,530
Loss on disposals of property, plant and equipment	31	593
Gain on deconsolidation of VIE (Note 16)	—	(20,887)
(Gain) loss from equity method investment (Note 16)	(324)	408
Deferred income taxes	20,139	4,861
Changes in operating assets and liabilities
Accounts receivable	(277,869)	(197,402)
Inventories	68,939	57,857
Accounts payable	43,460	24,104
Accrued taxes	22,158	7,697
Other assets and liabilities	(23,160)	(62,590)
Cash flows provided by operating activities	107,444	31,608
Cash flows from investing activities
Additions to property, plant and equipment	(37,273)	(25,146)
Other, net	—	(646)
Cash flows used in investing activities	(37,273)	(25,792)
Cash flows from financing activities
Proceeds from credit facilities (Note 5)	682,351	790,476
Repayments of credit facilities (Note 5)	(664,141)	(626,260)
Purchases of common stock	(26,003)	(125,009)
Dividends paid on common stock	(30,766)	(28,623)
Payment of employee restricted stock tax withholdings	(19,888)	(10,974)
Other, net	7,500	(1,742)
Cash flows used in financing activities	(50,947)	(2,132)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,371)	3,312
Net increase in cash, cash equivalents and restricted cash	17,853	6,996
Cash, cash equivalents and restricted cash, beginning of year	50,088	53,059
Cash, cash equivalents and restricted cash, end of period	$67,941	$60,055
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$5,999	$4,960
Additions to right-of-use assets obtained in exchange for operating lease obligations	8,544	8,843
Additions to right-of-use assets obtained in exchange for finance lease obligations	224	—
Dividend equivalents rights ("DERs") declared not paid	1,261	1,016
Additions to share repurchase liability (Note 10)	—	62,508
Additional investment in less than wholly-owned subsidiary (Note 16)	6,361	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of March 31, 2025	60,921	$61	$778,071	$(133,852)	$235,141	$(99,137)	$780,284	$—	$780,284
Net income	—	—	—	—	75,563	—	75,563	—	75,563
Other comprehensive income	—	—	—	12,647	—	—	12,647	—	12,647
Share-based compensation	—	—	8,589	—	—	—	8,589	—	8,589
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	21	1	(1,279)	—	—	—	(1,278)	—	(1,278)
Purchases of common stock (Note 10)	(1,349)	(2)	(17,437)	—	(71,178)	—	(88,617)	—	(88,617)
Share repurchase liability (Note 10)	—	—	—	—	—	36,629	36,629	—	36,629
Dividends and dividend equivalents declared	—	—	—	—	(14,298)	—	(14,298)	—	(14,298)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Balances as of June 30, 2025	59,593	$60	$767,944	$(121,205)	$224,228	$(62,508)	$808,519	$—	$808,519

Balances as of March 31, 2026	58,548	$59	$751,491	$(125,603)	$199,165	$—	$825,112	$(77)	$825,035
Net income	—	—	—	—	124,832	—	124,832	838	125,670
Other comprehensive loss	—	—	—	(4,298)	—	—	(4,298)	—	(4,298)
Share-based compensation	—	—	10,473	—	—	—	10,473	—	10,473
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	14	—	(214)	—	—	—	(214)	—	(214)
Purchases of common stock (Note 10)	(182)	(1)	(2,389)	—	(13,636)	—	(16,026)	—	(16,026)
Dividends and dividend equivalents declared	—	—	—	—	(15,508)	—	(15,508)	—	(15,508)
Balances as of June 30, 2026	58,380	$58	$759,361	$(129,901)	$294,853	$—	$924,371	$761	$925,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2024	61,215	$61	$787,725	$(140,315)	$180,276	$(62,500)	$765,247	$27,889	$793,136
Net income (loss)	—	—	—	—	174,935	—	174,935	(188)	174,747
Other comprehensive income	—	—	—	19,110	—	—	19,110	—	19,110
Share-based compensation	—	—	15,530	—	—	—	15,530	—	15,530
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	268	1	(10,965)	—	—	—	(10,964)	—	(10,964)
Purchases of common stock (Note 10)	(1,890)	(2)	(24,346)	—	(101,109)	—	(125,457)	—	(125,457)
Share repurchase liability (Note 10)	—	—	—	—	—	(8)	(8)	—	(8)
Dividends and dividend equivalents declared	—	—	—	—	(28,874)	—	(28,874)	—	(28,874)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Deconsolidation of VIE (Note 16)	—	—	—	—	—	—	—	(27,701)	(27,701)
Balances as of June 30, 2025	59,593	$60	$767,944	$(121,205)	$224,228	$(62,508)	$808,519	$—	$808,519

Balances as of December 31, 2025	58,372	$58	$763,828	$(122,281)	$141,961	$—	$783,566	$—	$783,566
Capital contribution from noncontrolling interests (Note 16)	—	—	—	—	—	—	—	3	3
Net income	—	—	—	—	206,248	—	206,248	758	207,006
Other comprehensive loss	—	—	—	(7,620)	—	—	(7,620)	—	(7,620)
Share-based compensation	—	—	19,053	—	—	—	19,053	—	19,053
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	296	1	(19,771)	—	—	—	(19,770)	—	(19,770)
Purchases of common stock (Note 10)	(288)	(1)	(3,749)	—	(22,253)	—	(26,003)	—	(26,003)
Dividends and dividend equivalents declared	—	—	—	—	(31,103)	—	(31,103)	—	(31,103)
Balances as of June 30, 2026	58,380	$58	$759,361	$(129,901)	$294,853	$—	$924,371	$761	$925,132

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
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the SEC and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the full year ending December 31, 2026, nor were those of the comparable 2025 periods representative of those actually experienced for the full year ended December 31, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2025 included in its Annual Report on Form 10-K filed with the SEC on February 27, 2026.
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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the three and six months ended June 30, 2025, the Company recorded a $1.0 million redemption value adjustment to increase the carrying amount of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both June 30, 2026 and December 31, 2025. See Note 16 for additional information regarding other business developments impacting noncontrolling interests.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of June 30, 2026 and December 31, 2025, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.3 million and $1.4 million, respectively.
Foreign Currency Transactions
Foreign currency transaction (losses) gains included in selling, general and administrative expenses were losses of $0.8 million and gains of $2.9 million for the three months ended June 30, 2026 and 2025, respectively. Foreign currency transaction (losses) gains included in selling, general and administrative expenses were losses of $2.6 million and gains of $4.3 million for the six months ended June 30, 2026 and 2025, respectively.
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
The activity related to the allowance for credit losses was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$5,849	$6,533	$7,319	$7,238
(Decrease) increase in provision for expected credit losses	(49)	438	(1,339)	(482)
Amount of receivables written off	(17)	(384)	(166)	(293)
Foreign currency translation	(47)	216	(78)	340
Balance at end of period	$5,736	$6,803	$5,736	$6,803
3. Inventories
The components of inventories were as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Raw materials and supplies	$162,717	$145,663
Work-in-process	33,274	31,570
Finished goods	336,218	431,338
Inventories	$532,209	$608,571
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$6,376	$5,190	$6,062	$4,980
Provision	2,981	1,866	4,983	3,307
Claims paid/costs incurred	(2,100)	(1,731)	(3,735)	(2,997)
Foreign currency translation	(56)	150	(109)	185
Balance at end of period	$7,201	$5,475	$7,201	$5,475

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
The Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
As of June 30, 2026 and December 31, 2025, there were $441.6 million and $431.3 million, respectively, in outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 4.88% and 5.06%, respectively. As of June 30, 2026, the Company had available borrowing capacity under the Revolving Credit Facility of $504.4 million after giving effect to $4.0 million of outstanding letters of credit.
Senior Notes
As of June 30, 2026 and December 31, 2025, Acushnet Company had 5.625% senior unsecured notes due December 1, 2033 (the "Notes") outstanding in the aggregate principal balance of $500.0 million. The fair value of the Notes, based on third-party quotes (Level 2), as of June 30, 2026 and December 31, 2025 was $498.0 million and $505.0 million, respectively.
The Notes bear interest at a stated interest rate of 5.625% (an effective interest rate of 5.788%) per year, with interest payable semi-annually on June 1 and December 1 of each year. Accrued interest related to the Notes of $2.3 million and $2.9 million was included within accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
The indenture that governs the Notes (the "Indenture") contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur liens securing indebtedness for borrowed money, enter into sale and leaseback transactions, and consolidate or merge with or into other companies. As of June 30, 2026, the Company was in compliance with all covenants under the Indenture.
Other Short-Term Borrowings
The Company has certain unsecured and uncommitted local credit facilities available through its subsidiaries. Amounts outstanding under these other short-term borrowings are presented in short-term debt in the unaudited condensed consolidated balance sheets with the proceeds and repayments presented on a gross basis in the unaudited condensed consolidated statements of cash flows. There were $22.9 million and $16.0 million in outstanding borrowings under the Company's local credit facilities as of June 30, 2026 and December 31, 2025, respectively. The weighted average interest rate applicable to the outstanding borrowings was 1.26% and 0.88% as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company had available borrowing capacity under these local credit facilities of $28.9 million.
Letters of Credit
As of June 30, 2026 and December 31, 2025, there were outstanding letters of credit related to agreements, including those issued under the Revolving Credit Facility, totaling $6.8 million and $6.9 million, respectively, of which $4.0 million was secured as of both June 30, 2026 and December 31, 2025. These agreements provided a maximum commitment for letters of credit of $58.7 million as of June 30, 2026.

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won, the Australian dollar and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of June 30, 2026 and December 31, 2025 was $216.3 million and $230.7 million, respectively.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		June 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2026	2025
Prepaid and other current assets	Foreign exchange forward	$6,433	$2,950
Accrued expenses and other current liabilities	Foreign exchange forward	502	1,746
The hedge instrument gains (losses) recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Type of hedge
Foreign exchange forward	$3,504	$(5,173)	$6,183	$(7,333)
Total	$3,504	$(5,173)	$6,183	$(7,333)
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $5.7 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.

The hedge instrument gains recognized on the unaudited condensed consolidated statements of operations were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Location of gains (losses) in statements of operations
Foreign exchange forward:
Cost of goods sold	$1,339	$2,704	$841	$3,115
Selling, general and administrative (1)	309	(2,143)	1,125	(3,103)
Total	$1,648	$561	$1,966	$12
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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 were as follows:

	Fair Value Measurements as of
	June 30, 2026 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$3,108	$—	$—	Prepaid and other current assets
Foreign exchange derivative instruments	—	6,433	—	Prepaid and other current assets
Deferred compensation program assets	786	—	—	Other noncurrent assets
Total assets	$3,894	$6,433	$—
Liabilities
Foreign exchange derivative instruments	$—	$502	$—	Accrued expenses and other current liabilities
Deferred compensation program liabilities	786	—	—	Other noncurrent liabilities
Total liabilities	$786	$502	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows:

	Fair Value Measurements as of
	December 31, 2025 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$2,906	$—	$—	Prepaid and other current assets
Foreign exchange derivative instruments	—	2,950	—	Prepaid and other current assets
Deferred compensation program assets	719	—	—	Other noncurrent assets
Total assets	$3,625	$2,950	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,746	$—	Accrued expenses and other current liabilities
Deferred compensation program liabilities	719	—	—	Other noncurrent liabilities
Total liabilities	$719	$1,746	$—

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
8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended June 30,
(in thousands)	2026	2025	2026	2025
Components of net periodic benefit cost (credit)
Service cost	$1,017	$1,278	$66	$71
Interest cost	2,616	2,923	148	132
Expected return on plan assets	(1,859)	(2,125)	—	—
Settlements	203	—	—	—
Amortization of net loss (gain)	99	74	(128)	(280)
Amortization of prior service cost (credit)	18	22	—	(1)
Net periodic benefit cost (credit)	$2,094	$2,172	$86	$(78)

	Pension Benefits		Postretirement Benefits
	Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Components of net periodic benefit cost (credit)
Service cost	$2,062	$2,557	$155	$161
Interest cost	5,215	5,815	277	275
Expected return on plan assets	(3,617)	(4,142)	—	—
Settlements	885	—	—	—
Amortization of net loss (gain)	199	141	(328)	(517)
Amortization of prior service cost (credit)	36	44	—	(2)
Net periodic benefit cost (credit)	$4,780	$4,415	$104	$(83)
The non-service cost components of net periodic benefit cost (credit) are included in other expense (income), net in the unaudited condensed consolidated statements of operations.
9. Income Taxes
Income tax expense increased $20.1 million to $38.7 million for the three months ended June 30, 2026 compared to $18.6 million for the three months ended June 30, 2025. The Company’s effective income tax rate ("ETR") was 23.6% for the three months ended June 30, 2026 compared to 19.9% for the three months ended June 30, 2025. Income tax expense increased $22.6 million to $62.8 million for the six months ended June 30, 2026 compared to $40.2 million for the six months ended June 30, 2025. The Company’s ETR was 23.3% for the six months ended June 30, 2026 compared to 18.7% for the six months ended June 30, 2025.
The ETR for the three and six months ended June 30, 2026 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income, state income taxes and the Company's jurisdictional mix of earnings, partially offset by the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits. The ETR for the three and six months ended June 30, 2025 differed from the U.S. statutory tax rate primarily due to the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits, partially offset by the U.S. taxation of foreign income, state income taxes and the Company's jurisdictional mix of earnings.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2026:
Second Quarter	$0.255	$15,508
First Quarter	0.255	15,595
Total dividends declared in 2026	$0.510	$31,103

2025:
Fourth Quarter	$0.235	$14,112
Third Quarter	0.235	14,388
Second Quarter	0.235	14,298
First Quarter	0.235	14,576
Total dividends declared in 2025	$0.940	$57,374
During the third quarter of 2026, the Company's board of directors declared a dividend of $0.255 per share of common stock to shareholders of record as of September 4, 2026 and payable on September 18, 2026.
Share Repurchase Program
As of June 30, 2026, the board of directors had authorized the Company to repurchase up to $1.25 billion of its issued and outstanding common stock since the share repurchase program was established in 2018. This program may be extended or otherwise modified by the board of directors at any time and will remain in effect until completed or until terminated by the board of directors. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Credit Agreement (Note 5).
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
On June 8, 2026, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from June 10, 2026 through September 30, 2026, up to an aggregate of $52.5 million, at the same weighted average per share price (the "2026 Agreement"). As of June 30, 2026, no share repurchase liability was recorded in relation to the 2026 Agreement.

The Company's share repurchase activity for the periods presented was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Shares repurchased in the open market:
Shares repurchased	182,231	412,462	288,239	953,406
Average price	$87.94	$62.73	$90.21	$65.56
Aggregate value	$16,026	$25,872	$26,003	$62,509
Shares repurchased from Magnus:
Shares repurchased	—	935,907	—	935,907
Average price (1)	$—	$66.78	$—	$66.78
Aggregate value	$—	$62,500	$—	$62,500
Total shares repurchased:
Shares repurchased	182,231	1,348,369	288,239	1,889,313
Average price	$87.94	$65.54	$90.21	$66.17
Aggregate value	$16,026	$88,372	$26,003	$125,009
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

As of June 30, 2026, the Company had $214.7 million remaining under the current share repurchase authorization.
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
As of June 30, 2026, the Company presented as retired 288,239 shares of its repurchased common stock with an aggregate repurchase price of $26.0 million, which the Company intends to formally retire in 2026.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (the “Amended and Restated 2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. As of June 30, 2026, the only equity-based awards granted under the Amended and Restated 2015 Plan were RSUs and PSUs.
As of June 30, 2026, there were 5,712,014 remaining shares of common stock reserved for issuance under the Amended and Restated 2015 Plan of which 3,117,967 remained available for future grants.
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
A summary of the Company’s RSUs and PSUs as of June 30, 2026 and changes during the six months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2025	603,148	$65.08	500,371	$60.05
Granted	232,886	99.47	119,704	100.01
Vested (1)(2)	(319,026)	61.90	(193,351)	48.21
Forfeited	(9,235)	80.41	(1,411)	76.05
Outstanding as of June 30, 2026	507,773	$82.57	425,313	$76.62

_______________________________________________________________________________
(1) Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 193,351 PSUs that vested during the six months ended June 30, 2026, were entitled to receive 241,882 shares of common stock.
(2) Included 28,428 and 65,490 shares of common stock related to RSUs and PSUs, respectively, that were not delivered as of June 30, 2026.
(3) Number of PSUs reflects 100% of the target level grant and may not be indicative of the performance level expected to be achieved.
Compensation expense recorded related to the Company's RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
RSUs	$6,061	$6,183	$10,826	$11,215
PSUs	4,412	2,406	8,227	4,315
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $33.4 million and $19.9 million, respectively, as of June 30, 2026, and is expected to be recognized over the related weighted average period of 1.5 years and 2.1 years, respectively.
A summary of shares of common stock issued related to the Amended and Restated 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Six months ended		Six months ended
	June 30, 2026		June 30, 2025
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	315,478	179,370	313,050	121,102
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(116,528)	(82,375)	(112,821)	(53,209)
Net shares of common stock issued	198,950	96,995	200,229	67,893

Cumulative undelivered shares of common stock	514,358	607,021	532,225	546,789
Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Cost of goods sold	$546	$505	$1,049	$978
Selling, general and administrative	9,452	7,658	17,087	13,728
Research and development	475	426	917	824
Total compensation expense before income tax	10,473	8,589	19,053	15,530
Income tax benefit	2,450	1,761	4,549	3,168
Total compensation expense, net of income tax	$8,023	$6,828	$14,504	$12,362

12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign		Accumulated
	Foreign	Exchange	Pension and	Other
	Currency	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2025	$(102,533)	$485	$(20,233)	$(122,281)
Other comprehensive (loss) income before reclassifications	(12,451)	6,183	252	(6,016)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(841)	792	(49)
Tax expense	—	(1,310)	(245)	(1,555)
Balance as of June 30, 2026	$(114,984)	$4,517	$(19,434)	$(129,901)
13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income attributable to Acushnet Holdings Corp.	$124,832	$75,563	$206,248	$174,935

Weighted average number of common shares:
Basic	59,752,024	60,156,224	59,798,591	60,737,693
RSUs	120,027	117,236	141,728	138,201
PSUs	57,262	59,949	28,631	29,975
Diluted	59,929,313	60,333,409	59,968,950	60,905,869

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$2.09	$1.26	$3.45	$2.88
Diluted	$2.08	$1.25	$3.44	$2.87
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.
The Company’s potential dilutive securities for the three and six months ended June 30, 2026 and 2025 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During 2026 and 2025, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three and six months ended June 30, 2026 and 2025.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
RSUs	159,296	234,260	163,880	241,534

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
Results shown for the three and six months ended June 30, 2026 and 2025 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no material intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended June 30, 2026
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$545,904	$157,819	$79,606	$783,329	$36,622	$819,951
Segment expenses:
Cost of goods sold	237,466	81,488	41,081	360,035
Advertising and promotion	59,730	15,672	3,925	79,327
Research and development	17,960	1,530	815	20,305
Selling, general and administrative	87,539	39,679	13,109	140,327
Other segment items (2)	1,214	56	648	1,918
Other expenses	—	—	—	—	41,453
Total operating income	141,995	19,394	20,028	181,417	(4,831)	176,586
Reconciling items:
Interest expense, net						(12,305)
Non-service cost component of net periodic benefit cost						(1,097)
Other						823
Total income before income taxes						$164,007
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
(3) Restructuring costs primarily relate to the voluntary bridge to retirement ("VBR") program (Note 17).

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Six months ended June 30, 2026
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$1,004,407	$339,351	$158,336	$1,502,094	$70,832	$1,572,926
Segment expenses:
Cost of goods sold	463,662	191,646	86,841	742,149
Advertising and promotion	108,219	28,830	7,356	144,405
Research and development	34,675	2,787	1,586	39,048
Selling, general and administrative	169,234	75,602	25,396	270,232
Other segment items (2)	2,429	112	1,297	3,838
Other expenses	—	—	—	—	76,519
Total operating income	226,188	40,374	35,860	302,422	(5,687)	296,735
Reconciling items:
Interest expense, net						(25,377)
Non-service cost component of net periodic benefit cost						(2,667)
Other						577
Total income before income taxes						$269,268
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
(3) Restructuring costs primarily relate to the VBR program (Note 17).
(4) Other includes a non-cash gain on deconsolidation of VIE of $20.9 million (Note 16).

Information as to the Company’s operations in different geographic regions is presented below. Net sales are categorized based on the location in which the sale originates.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
United States	$498,411	$434,504	$943,572	$858,713
EMEA (1)	114,304	98,634	238,691	202,503
Japan	35,909	30,172	72,315	65,404
Korea	80,009	80,074	141,179	146,292
Rest of World	91,318	77,092	177,169	150,936
Total net sales	$819,951	$720,476	$1,572,926	$1,423,848
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

Other Matters
In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were invalid, and in March 2026, the U.S. Court of International Trade issued an order directing U.S. Customs and Border Protection (“CBP”) to refund duties collected under IEEPA. In April 2026, CBP established a refund portal, allowing importers of record and authorized customs brokers to submit refund requests. The Company has submitted refund requests through this portal for duties paid on qualifying imports. The Company recognizes IEEPA tariff refunds in its financial statements when the requirements of accounting for gain contingencies under Accounting Standards Codification 450, “Contingencies”, have been met.
During the three and six months ended June 30, 2026, the Company recognized a reduction of cost of goods sold of $44.5 million, a reduction of selling, general and administrative expenses of $0.6 million, and a reduction in interest expense, net of $1.5 million on the unaudited condensed consolidated statement of operations related to IEEPA tariff refunds. As of June 30, 2026, prepaid and other current assets on the unaudited condensed consolidated balance sheet included $2.6 million related to IEEPA tariff refunds. The Company continues to evaluate opportunities for additional tariff refunds; however, it does not expect any future recoveries to have a significant impact on its financial position, results of operations or cash flows.
16. Other Business Developments
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
The carrying value of the Company's investment in Lionscore was $13.3 million and $13.0 million as of June 30, 2026 and December 31, 2025, respectively, which was included within other noncurrent assets on the unaudited condensed consolidated balance sheets. The Company records (gains) losses related to the Lionscore equity method investment within other expense (income), net on the unaudited condensed consolidated statements of operations.
On January 6, 2026, Acushnet Cayman Limited, a wholly owned subsidiary of the Company (“Acushnet Cayman”), entered into a Subscription and Shareholders’ Agreement (the “JV Agreement”) with Myre and ACL FootJoy Pte. Ltd. (“ACL FootJoy”), pursuant to which Acushnet Cayman and Myre formed a joint venture and subscribed for shares in the capital of ACL FootJoy. The primary purpose of ACL FootJoy, in which the Company has a 40% interest with the remaining 60% owned by Myre, is to source raw materials for, and contract for the manufacture and production of, footwear in Vietnam, under trademarks and brand names owned by Acushnet Company ("Products") at one or more factories owned and/or controlled by Myre and/or its affiliates (the “Footwear Factories”), including the Long An Factory. Pursuant to the JV Agreement, the Company has the sole and exclusive right to purchase and distribute, and to arrange for the worldwide sale and distribution of, all Products manufactured or produced at the Footwear Factories. The Company was deemed to be the primary beneficiary due to its controlling financial interest in ACL FootJoy and as such, the Company consolidates ACL FootJoy as a VIE.
On January 28, 2026, ACL FootJoy entered into a promissory note with Lionscore, allowing ACL FootJoy to borrow up to $9.0 million to support working capital needs. The promissory note is non-interest bearing with a maturity date of January 28, 2029. As of June 30, 2026, outstanding borrowings under the promissory note of $7.5 million were included in other noncurrent liabilities on the Company's unaudited condensed consolidated balance sheet. To the extent ACL FootJoy's capital needs exceed its resources, the Company may, but is not legally obligated to, provide ACL FootJoy with additional funding in the form of equity or loans. ACL FootJoy has no other outstanding borrowings other than the promissory note.

Investment in Less than Wholly-Owned Subsidiary
During the six months ended June 30, 2026, the Company invested an additional $6.4 million in ACTPI, LLC, a less than wholly-owned subsidiary ("ACTPI"), increasing the Company's ownership interest from 80% to 84.3%. ACTPI was formed in connection with the November 4, 2022, acquisition of an 80% interest in certain assets and liabilities of TPI EDU, LLC, Onbase University, LP and Racquetfit, LP for cash consideration of $18.4 million. ACTPI educates golfers and industry professionals on the body-swing connection through its ‘TPI Certified’ program.
Lease Arrangement with Related Party
On June 30, 2026, Acushnet Korea Co., Ltd., a wholly-owned subsidiary of the Company, entered into an agreement with Misto Holdings Corp. ("Misto") to lease office space from Misto in Seoul, South Korea. The lease commenced on July 1, 2026 with an initial term through June 30, 2031. The Company expects to recognize an approximately $7 million right-of-use asset associated with this agreement in the third quarter of 2026.
17. Restructuring Costs
Voluntary Bridge to Retirement
During the second quarter of 2025, the Company initiated a VBR program to reduce operating costs and bridge certain long-tenured eligible employees to retirement. As part of this program, eligible employees were offered severance in the form of salary and benefit continuation. The provision for costs associated with the VBR program was included in selling, general and administrative on the unaudited condensed consolidated statements of operations. The total costs associated with the VBR program were $13.7 million. There are no further material costs expected to be incurred in relation to the VBR program. Payments are expected to continue through the first half of 2027.
The activity related to the VBR program was as follows:

(in thousands)	Six months ended June 30, 2026
Balance at beginning of period	$9,855
Increase in provision for expected restructuring costs	62
Payments	(6,052)
Balance at end of period	$3,865
The VBR program liabilities recognized on the unaudited condensed consolidated balance sheets were as follows:

(in thousands)	June 30,	December 31,
Balance Sheet Location	2026	2025
Accrued expenses and other current liabilities	$3,865	$9,033
Other noncurrent liabilities	—	822

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
Recent Developments
Geopolitical Developments and Macroeconomic Factors: The global economy continues to experience elevated levels of volatility and uncertainty, including within commodity and energy markets, driven by a combination of geopolitical developments and macroeconomic factors. Increased U.S. tariffs have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions, which have further contributed to disruptions in global capital markets and global supply chains. As a result, we have incurred and may continue to incur incremental costs in connection with importing raw materials, component parts and finished goods. In addition, geopolitical developments, inflationary pressures and other macroeconomic factors have resulted and may continue to result in increased energy, freight, and distribution costs. We have implemented various strategies to mitigate the effect of these incremental costs on our gross profit and gross margin.
In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under IEEPA were invalid, and in March 2026, the U.S. Court of International Trade issued an order directing CBP to refund duties collected under IEEPA. In April 2026, CBP established a refund portal, allowing importers of record and authorized customs brokers to submit refund requests. We have submitted refund requests through this portal for duties paid on qualifying imports. During the three and six months ended June 30, 2026, we recognized benefits related to IEEPA tariff refunds of $44.5 million in costs of goods sold, $0.6 million in selling, general and administrative expenses, and $1.5 million in interest expense, net. These benefits were partially offset by a resulting increase in incentive compensation expense of approximately $7 million. While we continue to evaluate opportunities for additional tariff refunds, we do not expect any future recoveries to have a significant impact on our results of operations. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 15 – Commitments and Contingencies,” Item 1 of Part I to this report.
Current uncertainties around geopolitical developments and macroeconomic factors and their effects on trading relationships may further affect the costs of our imported raw materials, components parts and finished goods, as well as energy, freight, and distribution costs. In addition, increased market volatility and currency exchange rate fluctuations may influence our hedging strategy. These factors, and any changes to these factors, could have a material adverse effect on consumer behavior and on our future revenues and overall profitability. We continue to monitor the economic effects of these developments and evaluate opportunities to mitigate their related impacts.
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
Information Technology Optimization: During 2024, we began a multi-year implementation of a new global cloud-based enterprise resource planning ("ERP") platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. We expect that the new global ERP platform will enable further operating efficiencies and support the Company’s digital transformation. Additional implementation activities are expected to continue in phases by geographic region over the next several years. The global ERP platform implementation spending comprises both capitalized costs and operating expenses. The operating expenses represent costs directly related to the deployment of the global ERP platform above the normal ongoing level of spending on information technology to support our operations. In connection with this strategic initiative, we incurred expenses of $6.9 million and $3.4 million, during the three months ended June 30, 2026 and 2025, respectively, and $9.9 million and $6.0 million, during the six months ended June 30, 2026 and 2025, respectively. In addition, we invested $13.3 million and $21.2 million for capitalized implementation costs associated with the integration, configuration and customization of this new global ERP platform during the six months ended June 30, 2026 and 2025, respectively. We anticipate spending approximately $35 million to $40 million in total for the full year related to the deployment of the new global ERP platform.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net sales	$819,951	$720,476	$1,572,926	$1,423,848
Cost of goods sold	374,120	366,160	771,835	732,370
Gross profit	445,831	354,316	801,091	691,478
Operating expenses:
Selling, general and administrative	246,241	222,006	459,912	422,267
Research and development	20,761	18,933	39,956	37,792
Intangible amortization	2,243	3,509	4,488	7,004
Income from operations	176,586	109,868	296,735	224,415
Interest expense, net	12,305	15,198	25,377	29,013
Other expense (income), net	274	988	2,090	(18,875)
Income before income taxes	164,007	93,682	269,268	214,277
Income tax expense	38,685	18,603	62,786	40,173
Net income	125,322	75,079	206,482	174,104
Less: Net (income) loss attributable to noncontrolling interests	(490)	484	(234)	831
Net income attributable to Acushnet Holdings Corp.	$124,832	$75,563	$206,248	$174,935
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$124,832	$75,563	$206,248	$174,935
Interest expense, net	12,305	15,198	25,377	29,013
Income tax expense	38,685	18,603	62,786	40,173
Depreciation and amortization	13,353	14,929	26,222	29,206
Share-based compensation	10,473	8,589	19,053	15,530
Restructuring costs (1)	—	6,766	—	6,819
Transformation costs (2)	8,267	3,559	11,329	6,717
Other (3)	173	422	1,890	(19,561)
Net income (loss) attributable to noncontrolling interests	490	(484)	234	(831)
Adjusted EBITDA (4)	$208,578	$143,145	$353,139	$282,001
Adjusted EBITDA margin	25.4%	19.9%	22.5%	19.8%
________________________
(1) For the three and six months ended June 30, 2025, includes $6.4 million related to the VBR program.
(2) For the three and six months ended June 30, 2026, includes $6.9 million and $9.9 million, respectively, related to our information technology optimization. For the three and six months ended June 30, 2025, includes $3.4 million and $6.0 million, respectively, related to our information technology optimization.
(3) For the six months ended June 30, 2025, includes a non-cash gain of $20.9 million related to the deconsolidation of Lionscore. The three and six months ended June 30, 2026 and 2025 also include other gains, losses or costs added back for purposes of calculating Adjusted EBITDA as defined in our credit agreement.
(4) For the three and six months ended June 30, 2026, includes $45.1 million related to IEEPA tariff refunds, partially offset by a resulting increase in incentive compensation expense of approximately $7 million.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2026	2025	$ change	% change	$ change	% change
Golf balls	$273.9	$262.2	$11.7	4.5%	$11.7	4.5%
Golf clubs	272.0	191.6	80.4	42.0%	81.8	42.7%
Titleist golf equipment	545.9	453.8	92.1	20.3%	93.5	20.6%
FootJoy golf wear	157.8	153.0	4.8	3.1%	4.8	3.1%
Golf gear	79.6	76.7	2.9	3.8%	3.0	3.9%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2026	2025	$ change	% change	$ change	% change
United States	$498.4	$434.5	$63.9	14.7%	$63.9	14.7%
EMEA	114.3	98.6	15.7	15.9%	12.1	12.3%
Japan	35.9	30.2	5.7	18.9%	9.4	31.1%
Korea	80.0	80.1	(0.1)	(0.1)%	5.4	6.7%
Rest of World	91.4	77.1	14.3	18.5%	11.2	14.5%
Total net sales	$820.0	$720.5	$99.5	13.8%	$102.0	14.2%
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2026	2025	$ change	% change
Titleist golf equipment	$142.0	$85.9	$56.1	65.3%
FootJoy golf wear	19.4	11.6	7.8	67.2%
Golf gear	20.0	17.2	2.8	16.3%

Net Sales
For the three months ended June 30, 2026, net sales increased 13.8%, or 14.2% on a constant currency basis, compared to the three months ended June 30, 2025. The increase was driven by higher net sales in Titleist golf equipment, primarily due to higher sales volumes in golf clubs and higher average selling prices in golf balls, as well as higher net sales in FootJoy golf wear and Golf gear, due to higher average selling prices across all product categories in both segments.
The increase in net sales in the United States was primarily driven by an increase in Titleist golf equipment of $59.0 million. The increase in Titleist golf equipment was primarily driven by higher sales volumes in golf clubs, including our recently introduced GTS drivers and fairways and latest generation T-Series irons, as well as higher average selling prices and sales volumes of our Pro V1 golf ball models.
Net sales in regions outside the United States increased 12.4%, or 13.3% on a constant currency basis, due to increases across all regions. In EMEA, the increase was primarily due to higher net sales in Titleist golf equipment, driven by golf clubs. In Rest of World, the increase was driven by higher net sales across all reportable segments. In Japan, the increase was due to higher net sales in Titleist golf equipment, mainly golf clubs, partially offset by lower net sales of products that are not allocated to one of our three reportable segments. In Korea, the increase, on a constant currency basis, was primarily due to higher net sales in Titleist golf equipment, mainly golf clubs.

Gross Profit
Gross profit increased $91.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Gross margin increased to 54.4% for the three months ended June 30, 2026 compared to 49.2% for the three months ended June 30, 2025. The increase in gross profit was primarily the result of an increase in Titleist golf equipment of $75.6 million, as well as increases in FootJoy golf wear of $12.2 million and in Golf gear of $3.7 million. These increases were driven by IEEPA tariff refunds of $44.5 million, as well as the higher sales volumes and average selling prices in Titleist golf equipment discussed above, partially offset by higher tariff costs due to tariff measures discussed previously.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $24.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This increase was primarily the result of increases of $10.0 million in advertising and promotion expenses, $7.8 million in administrative expense and $6.5 million in selling expense. The increase in advertising and promotion expenses was primarily in Titleist golf equipment to support new product launches. The increase in administrative expense was primarily due to the higher incentive compensation expenses discussed above and higher information technology-related expenses. The increase in selling expense was primarily due to the higher incentive compensation expenses discussed above and investments in our product fitting networks. SG&A expenses also include a $3.5 million increase in expense related to our information technology optimization, as well as a $3.7 million increase in foreign currency transaction losses, offset in part by a $2.5 million increase in gains on foreign exchange forward contracts. In addition, during the three months ended June 30, 2025, SG&A expenses include restructuring costs of $6.4 million related to the VBR program.
Research and Development
Research and development expenses increased $1.8 million for three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily related to Titleist golf equipment.
Intangible amortization
Intangible amortization expense decreased $1.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to certain intangible assets becoming fully amortized during the prior period.
Interest Expense, net
Interest expense, net decreased $2.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to a decrease in interest rates, as well as interest income on IEEPA tariff refunds, partially offset by an increase in borrowings.
Income Tax Expense
Income tax expense increased $20.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Our ETR was 23.6% for the three months ended June 30, 2026 compared to 19.9% for the three months ended June 30, 2025. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings, as well as a reduced income tax benefit related to the U.S. deduction of foreign derived intangible income.
Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 20.3%, or 20.6% on a constant currency basis, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by higher sales volumes of our recently introduced GTS drivers and fairways and latest generation T-Series irons, as well as higher average selling prices of our Pro V1 golf ball models.
Operating income in our Titleist golf equipment segment increased $56.1 million, or 65.3%, compared to the prior year period. The increase in operating income resulted from an increase of $75.6 million in gross profit, partially offset by higher operating expenses of $19.5 million.The increase in gross profit was primarily driven by IEEPA tariff refunds, as well as the higher sales volumes and higher average selling prices discussed previously, partially offset by higher tariff costs. Higher operating expenses were a result of increases of $8.2 million in advertising and promotion expenses, $5.7 million in administrative expense and $5.6 million in selling expense. These increases were partially offset by a decrease of $1.2 million in amortization expense, as discussed previously.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased 3.1%, or 3.1% on a constant currency basis, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to higher average selling prices across all product categories, partially offset by lower sales volumes in apparel and footwear.
Operating income in our FootJoy golf wear segment increased $7.8 million, or 67.2% compared to the prior year period. The increase in operating income resulted from higher gross profit of $12.2 million, partially offset by higher operating expenses of $4.4 million. The increase in gross profit was due to IEEPA tariff refunds offsetting higher tariff costs. Higher operating expenses were a result of increases of $1.6 million in advertising and promotion expenses, $1.3 million in selling expense and $1.1 million in administrative expense.

Golf Gear Segment
Net sales in our Golf gear segment increased 3.8%, or 3.9% on a constant currency basis, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily driven by higher average selling prices across all product categories, partially offset by lower sales volumes in the travel product category and golf bags.
Operating income in our Golf gear segment increased $2.8 million, or 16.3% compared to the prior year period, largely as a result of an increase of $3.7 million in gross profit, partially offset by higher operating expenses of $0.9 million. The increase in gross profit was due to IEEPA tariff refunds, offsetting higher tariff costs.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Net sales by reportable segment is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2026	2025	$ change	% change	$ change	% change
Golf balls	$508.4	$475.5	$32.9	6.9%	$29.2	6.1%
Golf clubs	496.0	399.4	96.6	24.2%	94.1	23.6%
Titleist golf equipment	1,004.4	874.9	129.5	14.8%	123.3	14.1%
FootJoy golf wear	339.4	331.4	8.0	2.4%	2.4	0.7%
Golf gear	158.3	147.6	10.7	7.2%	8.9	6.0%
Net sales information by region is summarized as follows:

	Six months ended				Constant Currency
	June 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2026	2025	$ change	% change	$ change	% change
United States	$943.6	$858.7	$84.9	9.9%	$84.9	9.9%
EMEA	238.7	202.5	36.2	17.9%	20.4	10.1%
Japan	72.3	65.4	6.9	10.6%	11.5	17.6%
Korea	141.2	146.3	(5.1)	(3.5)%	0.8	0.5%
Rest of World	177.1	150.9	26.2	17.4%	18.0	11.9%
Total net sales	$1,572.9	$1,423.8	$149.1	10.5%	$135.6	9.5%

Segment operating income by reportable segment is summarized as follows:

	Six months ended
(in millions)	June 30,		Increase/(Decrease)
Segment operating income	2026	2025	$ change	% change
Titleist golf equipment	$226.2	$161.7	$64.5	39.9%
FootJoy golf wear	40.4	36.1	4.3	11.9%
Golf gear	35.9	30.9	5.0	16.2%
Net Sales
For the six months ended June 30, 2026, net sales increased 10.5%, or 9.5% on a constant currency basis, compared to the six months ended June 30, 2025. The increase was driven by growth across all reportable segments largely as a result of higher net sales in Titleist golf equipment, primarily due to higher sales volumes in golf clubs and higher average selling prices in golf balls, as well as higher net sales in Golf gear, primarily due to higher average selling prices across all product categories.
The increase in net sales in the United States was primarily driven by an increase in Titleist golf equipment of $76.9 million. The increase in Titleist golf equipment was primarily driven by higher sales volumes of our newly introduced GTS drivers and fairways, SM11 Vokey wedges and latest generation T-Series irons, and higher average selling prices of our Pro V1 golf ball models, partially offset by lower sales volumes of our second model year hybrids.
Net sales in regions outside the United States increased 11.4%, or 9.0% on a constant currency basis, driven by increases in EMEA, Rest of World and Japan. In EMEA and Rest of World, the increases were primarily driven by higher net sales across all reportable segments. In Japan, the increase was driven by higher net sales in Titleist golf equipment, mainly golf clubs, partially offset by lower net sales in FootJoy golf wear. In Korea, net sales were up slightly on a constant currency basis, primarily due to an increase in Titleist golf equipment net sales, partially offset by a decrease in Golf gear net sales.
Gross Profit
Gross profit increased $109.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Gross margin was 50.9% for the six months ended June 30, 2026 compared to 48.6% for the six months ended June

30, 2025. The increase in gross profit was primarily the result of an increase in Titleist golf equipment of $93.3 million, as well as increases in FootJoy golf wear of $9.4 million and Golf gear of $6.6 million. These increases were driven by IEEPA tariff refunds of $44.5 million, as well as the higher sales volumes and average selling prices in Titleist golf equipment discussed above, partially offset by higher tariff costs due to tariff measures discussed previously.
Selling, General and Administrative Expenses
SG&A expenses increased $37.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily the result of increases of $13.4 million in advertising and promotion expenses, $11.9 million in administrative expense and $11.1 million in selling expense. The increase in advertising and promotion expenses was primarily in Titleist golf equipment to support new product launches. The increase in administrative expense was primarily due to the higher incentive compensation expenses discussed above and higher information technology-related expenses. The increase in selling expense was primarily due to the higher incentive compensation expenses discussed above, and investments to expand our product fitting networks. SG&A expenses also include a $3.9 million increase in expense related to our information technology optimization, as well as a $6.9 million increase in foreign currency transaction losses, offset in part by a $4.2 million increase in gains on foreign exchange forward contracts. In addition, during the six months ended June 30, 2025, SG&A expenses include restructuring costs of $6.4 million related to the VBR program.
Research and Development
Research and development expenses increased $2.2 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily related to Titleist golf equipment.
Intangible amortization
Intangible amortization expense decreased $2.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to certain intangible assets becoming fully amortized during the prior period.
Interest Expense, net
Interest expense, net decreased $3.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a decrease in interest rates, as well as interest income on IEEPA tariff refunds, partially offset by an increase in borrowings.
Other Expense (Income), net
Other expense, net increased $21.0 million for the six months ended June 30, 2026 compared to other income, net of $18.9 million for the six months ended June 30, 2025, primarily due to a non-cash gain of $20.9 million recognized in the prior year period related to the deconsolidation of Lionscore.
Income Tax Expense
Income tax expense increased $22.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Our ETR was 23.3% for the six months ended June 30, 2026 compared to 18.7% for the six months ended June 30, 2025. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings, as well as a reduced income tax benefit related to the U.S. deduction of foreign derived intangible income.

Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 14.8%, or 14.1% on a constant currency basis, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by higher sales volumes of our recently launched SM11 Vokey wedges, newly introduced GTS drivers and fairways and latest generation T-Series irons, higher average selling prices of our Pro V1 golf ball models, partially offset by lower sales volumes of our second model year hybrids.
Operating income in our Titleist golf equipment segment increased $64.5 million, or 39.9% compared to the prior year period. The increase in operating income resulted from higher gross profit of $93.3 million, partially offset by higher operating expenses of $28.9 million. The increase in gross profit was primarily driven by the higher sales volumes and higher average selling prices discussed previously and IEEPA tariff refunds, partially offset by higher tariff costs. Higher operating expenses were a result of increases of $12.0 million in advertising and promotion expenses, $8.9 million in selling expense, and $8.8 million in administrative expense. These increases were partially offset by a decrease of $2.5 million in amortization expense, as discussed previously.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment increased 2.4%, or 0.7% on a constant currency basis, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by higher average selling prices across all product categories, partially offset by lower sales volumes in footwear and apparel.
Operating income in our FootJoy golf wear segment increased $4.3 million, or 11.9% compared to the prior year period. The increase in operating income resulted from higher gross profit of $9.4 million, partially offset by higher operating expenses of $5.1 million. The increase in gross profit was due to IEEPA tariff refunds, offsetting higher tariff costs. Higher operating expenses were a result of increases of $2.0 million in selling expense, $1.4 million in advertising and promotion expenses, and $1.4 million in administrative expense.
Golf Gear Segment
Net sales in our Golf gear segment increased 7.2%, or 6.0% on a constant currency basis, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by higher average selling prices across all product categories.
Operating income in our Golf gear segment increased $5.0 million, or 16.2% compared to the prior year period. The increase in operating income resulted from higher gross profit of $6.6 million. The increase in gross profit was due to IEEPA tariff refunds, offsetting higher tariff costs. An increase in operating expenses of $1.6 million partially offset the increase in gross profit.
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
As of June 30, 2026, we had $66.6 million of unrestricted cash and cash equivalents (including $2.8 million attributable to ACL FootJoy, a VIE). As of June 30, 2026, 95.4% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States, including ACL FootJoy. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost-effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
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
Debt and Financing Arrangements
As of June 30, 2026, we had $504.4 million of available borrowing capacity under the Revolving Credit Facility after giving effect to $4.0 million of outstanding letters of credit. Additionally, we had $28.9 million available borrowing capacity under certain local credit facilities of our subsidiaries.
The Credit Agreement governing the Revolving Credit Facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of June 30, 2026, we were in compliance with all covenants under the Credit Agreement.
The Indenture that governs the Notes contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur liens securing indebtedness for borrowed money, enter into sale and leaseback transactions, and consolidate or merge with or into other companies. As of June 30, 2026, we were in compliance with all covenants under the Indenture.
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
Dividends and Share Repurchase Program
During the six months ended June 30, 2026, we paid dividends on our common stock of $30.8 million to our shareholders. During the third quarter of 2026, our board of directors declared a dividend of $0.255 per share of common stock to shareholders of record as of September 4, 2026 and payable on September 18, 2026.
As of June 30, 2026, our board of directors had authorized us to repurchase up to an aggregate of $1.25 billion of our issued and outstanding common stock since the share repurchase program was established in 2018. During the six months ended June 30, 2026, we repurchased 288,239 shares of our common stock at an average price of $90.21 for an aggregate of $26.0 million.
On June 8, 2026, we entered into an agreement with Magnus, to purchase from Magnus an equal amount of our common stock as we purchase on the open market over the period of time from June 10, 2026 through September 30, 2026, up to an aggregate of $52.5 million, at the same weighted average per share price. As of June 30, 2026, no share repurchase liability was recorded in relation to this agreement.
As of June 30, 2026, we had $214.7 million remaining under the current share repurchase authorization.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I to this report for a description of our share repurchase program and Magnus share repurchase agreements.

Capital Expenditures and Other Investments
During the six months ended June 30, 2026, we invested $37.3 million in capital expenditures. We expect to invest approximately $95.0 million in capital expenditures for the full year, although actual amounts may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities, as well as investments in facilities to support our global strategic initiatives.
In addition, during the six months ended June 30, 2026, we invested $13.3 million in capitalized implementation costs associated with the implementation of a new global cloud-based ERP platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. We expect to invest approximately $25.0 million in capitalized implementation costs associated with this global ERP platform for the full year.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Six months ended
	June 30,
(in thousands)	2026	2025
Cash flows from:
Operating activities	$107,444	$31,608
Investing activities	(37,273)	(25,792)
Financing activities	(50,947)	(2,132)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,371)	3,312
Net increase in cash, cash equivalents and restricted cash	$17,853	$6,996
Cash Flows from Operating Activities
The increase in cash provided by operating activities was primarily driven by growth in operating income, including IEEPA tariff refunds recognized, offset in part by an increase in cash used to fund working capital requirements. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The increase in cash used in investing activities was driven by changes in capital expenditures.
Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily driven by a decrease in net proceeds from credit facilities, offset in part by a decrease in purchases of common stock.
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
As of June 30, 2026, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of June 30, 2026, we had $466.2 million of outstanding indebtedness at variable interest rates. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of June 30, 2026 would have resulted in an increase of $4.7 million in our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at June 30, 2026 was $216.3 million, representing a net settlement asset of $5.9 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of June 30, 2026, while not predictive in nature, indicated that the net settlement asset of $5.9 million would decrease by $15.5 million resulting in a net settlement liability of $9.6 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.
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
ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the fiscal quarter ended June 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the second quarter of 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1) (in thousands)
April 1, 2026 - April 30, 2026	—	$—	—	$230,676
May 1, 2026 - May 31, 2026	170,213	87.92	170,213	215,711
June 1, 2026 - June 30, 2026	12,018	88.24	12,018	214,651
Total	182,231	$87.94	182,231

_______________________________________________________________________________
(1)    On June 8, 2026, we entered into an agreement with Magnus to purchase from Magnus an equal amount of our common stock as we purchase on the open market, up to an aggregate of $52.5 million. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I to this report for a description of our share repurchase program and our share repurchase agreements.
ITEM 3.      Defaults Upon Senior Securities
None.

ITEM 4.      Mine Safety Disclosures

None.

ITEM 5.      Other Information
None.

ITEM 6.      Exhibits

Exhibit No.	Description
10.1
Stock Repurchase Agreement, dated June 8, 2026, by and between Acushnet Holdings Corp. and Magnus Holdings Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed June 8, 2026).

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

ACUSHNET HOLDINGS CORP.

Dated: August 6, 2026	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ Sean Sullivan
Sean Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

