Form 10-Q
period 2026-09-30
Acushnet Holdings Corp.
filed 2026-11-04
CIK 1672013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form	10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The registrant had 57,204,768 shares of common stock outstanding as of October 29, 2026.

ACUSHNET HOLDINGS CORP.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

3

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets
Cash, cash equivalents and restricted cash ($1,230 and $0 attributable to a variable interest entity ("VIE"))	$108,117	$50,088
Accounts receivable, net	358,595	217,480
Inventories ($15,013 and $0 attributable to a VIE)	572,481	608,571
Prepaid and other current assets	182,347	149,232
Total current assets	1,221,540	1,025,371
Property, plant and equipment, net	385,883	356,575
Goodwill	224,157	224,258
Intangible assets, net	501,995	511,430
Deferred income taxes	15,636	21,081
Other noncurrent assets	204,191	203,984
Total assets	$2,553,402	$2,342,699
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities
Short-term debt	$21,521	$16,005
Current portion of long-term debt	653	661
Accounts payable ($13,269 and $0 attributable to a VIE)	207,392	156,984
Accrued taxes	65,590	34,219
Accrued compensation and benefits	109,603	100,975
Accrued expenses and other current liabilities	200,278	121,310
Total current liabilities	605,037	430,154
Long-term debt	854,393	926,244
Deferred income taxes	27,515	7,604
Accrued pension and other postretirement benefits	58,523	68,756
Other noncurrent liabilities ($10,487 and $0 attributable to a VIE)	137,602	124,605
Total liabilities	1,683,070	1,557,363
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	1,162	1,770
Shareholders' equity
Common stock, $0.001 par value, 500,000,000 shares authorized; 57,788,295 and 58,371,822 shares issued	58	58
Additional paid-in capital	756,935	763,828
Accumulated other comprehensive loss, net of tax	(118,761)	(122,281)
Retained earnings	281,140	141,961
Treasury stock, at cost; (including 583,527 of accrued share repurchases as of September 30, 2026) (Note 10)	(52,501)	—
Total equity attributable to Acushnet Holdings Corp.	866,871	783,566
Noncontrolling interests	2,299	—
Total shareholders' equity	869,170	783,566
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$2,553,402	$2,342,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net sales	$649,230	$657,658	$2,222,156	$2,081,506
Cost of goods sold	327,245	338,535	1,099,080	1,070,905
Gross profit	321,985	319,123	1,123,076	1,010,601
Operating expenses:
Selling, general and administrative	217,283	204,936	677,195	627,203
Research and development	19,427	18,605	59,383	56,397
Intangible amortization	4,938	2,655	9,426	9,659
Income from operations	80,337	92,927	377,072	317,342
Interest expense, net	11,806	14,516	37,183	43,529
Other expense (income), net	1,179	1,758	3,269	(17,117)
Income before income taxes	67,352	76,653	336,620	290,930
Income tax expense	17,176	28,622	79,962	68,795
Net income	50,176	48,031	256,658	222,135
Less: Net (income) loss attributable to noncontrolling interests	(990)	480	(1,224)	1,311
Net income attributable to Acushnet Holdings Corp.	$49,186	$48,511	$255,434	$223,446

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.83	$0.81	$4.28	$3.70
Diluted	0.83	0.81	4.27	3.68
Weighted average number of common shares:
Basic	59,250,470	59,877,065	59,613,876	60,447,664
Diluted	59,483,868	60,159,534	59,805,248	60,653,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$50,176	$48,031	$256,658	$222,135
Other comprehensive income:
Foreign currency translation adjustments	14,697	17	2,179	28,183
Cash flow derivative instruments:
Unrealized holding (losses) gains arising during period	(3,847)	1,091	2,336	(6,242)
Reclassification adjustments included in net income	(1,405)	(166)	(2,246)	(3,284)
Tax benefit (expense)	1,315	(250)	5	2,580
Cash flow derivative instruments, net	(3,937)	675	95	(6,946)
Pension and other postretirement benefits:
Pension and other postretirement benefits adjustments	293	1,395	1,337	139
Tax expense	(70)	(340)	(315)	(79)
Pension and other postretirement benefits adjustments, net	223	1,055	1,022	60
Total other comprehensive income	10,983	1,747	3,296	21,297
Comprehensive income	61,159	49,778	259,954	243,432
Less: Comprehensive (income) loss attributable to noncontrolling interests	(833)	309	(1,000)	700
Comprehensive income attributable to Acushnet Holdings Corp.	$60,326	$50,087	$258,954	$244,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$256,658	$222,135
Adjustments to reconcile net income to cash flows provided by operating activities
Depreciation and amortization	42,123	42,184
Unrealized foreign exchange loss (gain)	1,115	(3,749)
Amortization of debt issuance costs	1,024	1,374
Share-based compensation	26,996	24,040
Gain on deconsolidation of VIE (Note 16)	—	(20,887)
Deferred income taxes	25,304	22,460
Other non-cash items, net	(151)	1,093
Changes in operating assets and liabilities
Accounts receivable	(142,542)	(130,429)
Inventories	39,952	77,003
Accounts payable	48,462	4,076
Accrued taxes	31,112	13,890
Other assets and liabilities	(11,133)	(58,482)
Cash flows provided by operating activities	318,920	194,708
Cash flows from investing activities
Additions to property, plant and equipment	(57,370)	(51,346)
Cash flows used in investing activities	(57,370)	(51,346)
Cash flows from financing activities
Proceeds from credit facilities (Note 5)	944,010	1,087,058
Repayments of credit facilities (Note 5)	(1,010,485)	(954,108)
Purchases of common stock	(81,392)	(187,518)
Dividends paid on common stock	(45,353)	(42,410)
Payment of employee restricted stock tax withholdings	(22,267)	(11,505)
Other, net	11,500	(1,742)
Cash flows used in financing activities	(203,987)	(110,225)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	466	3,285
Net increase in cash, cash equivalents and restricted cash	58,029	36,422
Cash, cash equivalents and restricted cash, beginning of year	50,088	53,059
Cash, cash equivalents and restricted cash, end of period	$108,117	$89,481
Supplemental non-cash information
Purchases of property, plant and equipment, accrued not paid	$10,530	$6,280
Additions to asset retirement obligations	3,626	—
Additions to right-of-use assets obtained in exchange for operating lease obligations	21,633	16,684
Additions to right-of-use assets obtained in exchange for finance lease obligations	1,115	209
Dividend equivalents rights ("DERs") declared not paid	1,809	1,608
Additions to share repurchase liability (Note 10)	52,501	—
Additional investment in less than wholly-owned subsidiary (Note 16)	6,361	—
Discount on promissory note (Note 16)	1,145	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of June 30, 2025	59,593	$60	$767,944	$(121,205)	$224,228	$(62,508)	$808,519	$—	$808,519
Net income	—	—	—	—	48,511	—	48,511	—	48,511
Other comprehensive income	—	—	—	1,576	—	—	1,576	—	1,576
Share-based compensation	—	—	8,510	—	—	—	8,510	—	8,510
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	21	—	(452)	—	—	—	(452)	—	(452)
Purchases of common stock (Note 10)	(953)	(1)	(12,646)	—	(49,862)	—	(62,509)	—	(62,509)
Share repurchase liability (Note 10)	—	—	—	—	—	62,508	62,508	—	62,508
Dividends and dividend equivalents declared	—	—	—	—	(14,388)	—	(14,388)	—	(14,388)
Balances as of September 30, 2025	58,661	$59	$763,356	$(119,629)	$208,489	$—	$852,275	$—	$852,275

Balances as of June 30, 2026	58,380	$58	$759,361	$(129,901)	$294,853	$—	$924,371	$761	$925,132
Capital contributions	—	—	—	—	—	—	—	687	687
Net income	—	—	—	—	49,186	—	49,186	851	50,037
Other comprehensive income	—	—	—	11,140	—	—	11,140	—	11,140
Share-based compensation	—	—	7,943	—	—	—	7,943	—	7,943
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	25	—	(2,253)	—	—	—	(2,253)	—	(2,253)
Purchases of common stock (Note 10)	(617)	—	(8,116)	—	(47,764)	—	(55,880)	—	(55,880)
Share repurchase liability (Note 10)	—	—	—	—	—	(52,501)	(52,501)	—	(52,501)
Dividends and dividend equivalents declared	—	—	—	—	(15,135)	—	(15,135)	—	(15,135)
Balances as of September 30, 2026	57,788	$58	$756,935	$(118,761)	$281,140	$(52,501)	$866,871	$2,299	$869,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Treasury Stock	Total Shareholders' Equity Attributable to Acushnet Holdings Corp.	Noncontrolling Interests	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balances as of December 31, 2024	61,215	$61	$787,725	$(140,315)	$180,276	$(62,500)	$765,247	$27,889	$793,136
Net income (loss)	—	—	—	—	223,446	—	223,446	(188)	223,258
Other comprehensive income	—	—	—	20,686	—	—	20,686	—	20,686
Share-based compensation	—	—	24,040	—	—	—	24,040	—	24,040
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	289	1	(11,417)	—	—	—	(11,416)	—	(11,416)
Purchases of common stock (Note 10)	(2,843)	(3)	(36,992)	—	(150,971)	—	(187,966)	—	(187,966)
Share repurchase liability (Note 10)	—	—	—	—	—	62,500	62,500	—	62,500
Dividends and dividend equivalents declared	—	—	—	—	(43,262)	—	(43,262)	—	(43,262)
Redemption value adjustment (Note 1)	—	—	—	—	(1,000)	—	(1,000)	—	(1,000)
Deconsolidation of VIE (Note 16)	—	—	—	—	—	—	—	(27,701)	(27,701)
Balances as of September 30, 2025	58,661	$59	$763,356	$(119,629)	$208,489	$—	$852,275	$—	$852,275

Balances as of December 31, 2025	58,372	$58	$763,828	$(122,281)	$141,961	$—	$783,566	$—	$783,566
Capital contributions	—	—	—	—	—	—	—	690	690
Net income	—	—	—	—	255,434	—	255,434	1,609	257,043
Other comprehensive income	—	—	—	3,520	—	—	3,520	—	3,520
Share-based compensation	—	—	26,996	—	—	—	26,996	—	26,996
Vesting of restricted common stock, including impact of DERs, net of shares withheld for employee taxes (Note 11)	321	1	(22,024)	—	—	—	(22,023)	—	(22,023)
Purchases of common stock (Note 10)	(905)	(1)	(11,865)	—	(70,017)	—	(81,883)	—	(81,883)
Share repurchase liability (Note 10)	—	—	—	—	—	(52,501)	(52,501)	—	(52,501)
Dividends and dividend equivalents declared	—	—	—	—	(46,238)	—	(46,238)	—	(46,238)
Balances as of September 30, 2026	57,788	$58	$756,935	$(118,761)	$281,140	$(52,501)	$866,871	$2,299	$869,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACUSHNET HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Acushnet Holdings Corp. have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). These unaudited condensed consolidated financial statements include the accounts of Acushnet Holdings Corp. and Acushnet Company, including Acushnet Company's wholly-owned subsidiaries and less than wholly-owned subsidiaries, which include VIEs in which Acushnet Company is the primary beneficiary. In addition, investments in entities over which Acushnet Holdings Corp. has significant influence but not control are accounted for using the equity method of accounting. Acushnet Holdings Corp. conducts substantially all its business through Acushnet Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain information in footnote disclosures normally included in annual financial statements has been condensed or omitted for the interim periods presented in accordance with the rules and regulations of the SEC and U.S. GAAP. The year-end balance sheet data was derived from audited financial statements; however, the accompanying interim notes to the unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements contain all normal and recurring adjustments necessary to state fairly the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the full year ending December 31, 2026, nor were those of the comparable 2025 periods representative of those actually experienced for the full year ended December 31, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the fiscal year ended December 31, 2025 included in its Annual Report on Form 10-K filed with the SEC on February 27, 2026.
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
Redeemable noncontrolling interests are those noncontrolling interests which are or may become redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon occurrence of an event. The Company initially records the redeemable noncontrolling interest at its acquisition date fair value. The carrying amount of the redeemable noncontrolling interest is subsequently adjusted to the greater amount of either the initial carrying amount, increased or decreased for the redeemable noncontrolling interest's share of comprehensive income (loss) or the redemption value, assuming the noncontrolling interest is redeemable at the balance sheet date. This adjustment is recognized through retained earnings and is not reflected in net income (loss) or comprehensive income (loss). During the nine months ended September 30, 2025, the Company recorded a $1.0 million redemption value adjustment to increase the carrying amount of redeemable noncontrolling interests. The value attributable to redeemable noncontrolling interests and any related loans to minority shareholders, which are recorded as a reduction to redeemable noncontrolling interests, are presented in the unaudited condensed consolidated balance sheets as temporary equity between liabilities and shareholders’ equity. The amount of the loan to minority shareholders was $4.4 million as of both September 30, 2026 and December 31, 2025. See Note 16 for additional information regarding other business developments impacting noncontrolling interests.
Cash, Cash Equivalents and Restricted Cash
Cash held in Company checking accounts is included in cash. Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash. The Company classifies as restricted certain cash that is not available for use in its operations. As of both September 30, 2026 and December 31, 2025, the amount of restricted cash included in cash, cash equivalents and restricted cash on the unaudited condensed consolidated balance sheets was $1.4 million.
Foreign Currency Transactions
Foreign currency transaction gains included in selling, general and administrative expenses were $2.9 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. Foreign currency transaction gains included in selling, general and administrative expenses were $0.3 million and $4.4 million for the nine months ended September 30, 2026 and 2025, respectively.
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
The activity related to the allowance for credit losses was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$5,736	$6,803	$7,319	$7,238
Increase (decrease) in provision for expected credit losses	21	793	(1,318)	311
Amount of receivables written off	(197)	(292)	(363)	(585)
Foreign currency translation	23	89	(55)	429
Balance at end of period	$5,583	$7,393	$5,583	$7,393
3. Inventories
The components of inventories were as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Raw materials and supplies	$161,928	$145,663
Work-in-process	38,971	31,570
Finished goods	371,582	431,338
Inventories	$572,481	$608,571
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
The activity related to the Company’s warranty obligation for accrued warranty expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$7,201	$5,475	$6,062	$4,980
Provision	2,007	2,318	6,990	5,625
Claims paid/costs incurred	(1,877)	(1,931)	(5,612)	(4,928)
Foreign currency translation	159	(39)	50	146
Balance at end of period	$7,490	$5,823	$7,490	$5,823

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
The Credit Agreement contains customary affirmative and restrictive covenants, including, among others, financial covenants based on the Company's leverage and interest coverage ratios. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
As of September 30, 2026 and December 31, 2025, there were $350.6 million and $431.3 million, respectively, in outstanding borrowings under the Revolving Credit Facility, with a weighted average interest rate of 4.98% and 5.06%, respectively. As of September 30, 2026, the Company had available borrowing capacity under the Revolving Credit Facility of $595.4 million after giving effect to $4.0 million of outstanding letters of credit.
Senior Notes
As of September 30, 2026 and December 31, 2025, Acushnet Company had 5.625% senior unsecured notes due December 1, 2033 (the "Notes") outstanding in the aggregate principal balance of $500.0 million. The fair value of the Notes, based on third-party quotes (Level 2), as of September 30, 2026 and December 31, 2025 was $472.5 million and $505.0 million, respectively.
The Notes bear interest at a stated interest rate of 5.625% (an effective interest rate of 5.788%) per year, with interest payable semi-annually on June 1 and December 1 of each year. Accrued interest related to the Notes of $9.4 million and $2.9 million was included within accrued expenses and other current liabilities on the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
The indenture that governs the Notes (the "Indenture") contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur liens securing indebtedness for borrowed money, enter into sale and leaseback transactions, and consolidate or merge with or into other companies. As of September 30, 2026, the Company was in compliance with all covenants under the Indenture.
Other Short-Term Borrowings
The Company has certain unsecured and uncommitted local credit facilities available through its subsidiaries. Amounts outstanding under these other short-term borrowings are presented in short-term debt in the unaudited condensed consolidated balance sheets with the proceeds and repayments presented on a gross basis in the unaudited condensed consolidated statements of cash flows. There were $21.5 million and $16.0 million in outstanding borrowings under the Company's local credit facilities as of September 30, 2026 and December 31, 2025, respectively. The weighted average interest rate applicable to the outstanding borrowings was 1.33% and 0.88% as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the Company had available borrowing capacity under these local credit facilities of $34.8 million.
Letters of Credit
As of September 30, 2026 and December 31, 2025, there were outstanding letters of credit related to agreements, including those issued under the Revolving Credit Facility, totaling $6.8 million and $6.9 million, respectively, of which $4.0 million was secured as of both September 30, 2026 and December 31, 2025. These agreements provided a maximum commitment for letters of credit of $58.8 million as of September 30, 2026.

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
Foreign Exchange Derivative Instruments
Foreign exchange forward contracts are foreign exchange derivative instruments primarily used to reduce foreign currency risk related to transactions denominated in a currency other than functional currency. These instruments are designated as cash flow hedges. The periods of the foreign exchange forward contracts correspond to the periods of the hedged forecasted transactions, which do not exceed 24 months subsequent to the latest balance sheet date. The primary foreign exchange forward contracts pertain to the U.S. dollar, the Japanese yen, the British pound sterling, the Canadian dollar, the Korean won, the Australian dollar and the euro. The gross U.S. dollar equivalent notional amount outstanding of all foreign exchange forward contracts designated under hedge accounting as of September 30, 2026 and December 31, 2025 was $246.0 million and $230.7 million, respectively.
Impact on Financial Statements
The fair value of hedge instruments recognized on the unaudited condensed consolidated balance sheets was as follows:

(in thousands)		September 30,	December 31,
Balance Sheet Location	Hedge Instrument Type	2026	2025
Prepaid and other current assets	Foreign exchange forward	$3,678	$2,950
Accrued expenses and other current liabilities	Foreign exchange forward	4,067	1,746
The hedge instrument (losses) gains recognized in accumulated other comprehensive loss, net of tax was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Type of hedge
Foreign exchange forward	$(3,847)	$1,091	$2,336	$(6,242)
Total	$(3,847)	$1,091	$2,336	$(6,242)
Gains and losses on derivative instruments designated as cash flow hedges are reclassified from accumulated other comprehensive loss, net of tax at the time the forecasted hedged transaction impacts the statements of operations or at the time the hedge is determined to be ineffective. Based on the current valuation, during the next 12 months the Company expects to reclassify a net gain of $1.5 million related to foreign exchange derivative instruments from accumulated other comprehensive loss, net of tax, into cost of goods sold. For further information related to amounts recognized in accumulated other comprehensive loss, net of tax, see Note 12.

The hedge instrument gains (losses) recognized on the unaudited condensed consolidated statements of operations were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Location of gains (losses) in statements of operations
Foreign exchange forward:
Cost of goods sold	$1,405	$166	$2,246	$3,281
Selling, general and administrative (1)	(1,936)	81	(811)	(3,022)
Total	$(531)	$247	$1,435	$259
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 were as follows:

	Fair Value Measurements as of
	September 30, 2026 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$2,813	$—	$—	Prepaid and other current assets
Foreign exchange derivative instruments	—	3,678	—	Prepaid and other current assets
Deferred compensation program assets	777	—	—	Other noncurrent assets
Total assets	$3,590	$3,678	$—
Liabilities
Foreign exchange derivative instruments	$—	$4,067	$—	Accrued expenses and other current liabilities
Deferred compensation program liabilities	777	—	—	Other noncurrent liabilities
Total liabilities	$777	$4,067	$—
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 were as follows:

	Fair Value Measurements as of
	December 31, 2025 using:
(in thousands)	Level 1	Level 2	Level 3	Balance Sheet Location
Assets
Rabbi trust	$2,906	$—	$—	Prepaid and other current assets
Foreign exchange derivative instruments	—	2,950	—	Prepaid and other current assets
Deferred compensation program assets	719	—	—	Other noncurrent assets
Total assets	$3,625	$2,950	$—
Liabilities
Foreign exchange derivative instruments	$—	$1,746	$—	Accrued expenses and other current liabilities
Deferred compensation program liabilities	719	—	—	Other noncurrent liabilities
Total liabilities	$719	$1,746	$—

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
8. Pension and Other Postretirement Benefits
Components of net periodic benefit cost (credit) were as follows:

	Pension Benefits		Postretirement Benefits
	Three months ended September 30,
(in thousands)	2026	2025	2026	2025
Components of net periodic benefit cost (credit)
Service cost	$975	$1,162	$78	$80
Interest cost	2,590	2,655	113	137
Expected return on plan assets	(1,871)	(1,936)	—	—
Settlements	287	1,722	—	—
Amortization of net loss (gain)	100	76	(164)	(258)
Amortization of prior service cost (credit)	18	23	—	(1)
Net periodic benefit cost (credit)	$2,099	$3,702	$27	$(42)

	Pension Benefits		Postretirement Benefits
	Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Components of net periodic benefit cost (credit)
Service cost	$3,037	$3,719	$233	$241
Interest cost	7,805	8,470	390	412
Expected return on plan assets	(5,488)	(6,078)	—	—
Settlements	1,172	1,722	—	—
Amortization of net loss (gain)	299	217	(492)	(775)
Amortization of prior service cost (credit)	54	67	—	(3)
Net periodic benefit cost (credit)	$6,879	$8,117	$131	$(125)
The non-service cost components of net periodic benefit cost (credit) are included in other expense (income), net in the unaudited condensed consolidated statements of operations.
9. Income Taxes
Income tax expense decreased $11.4 million to $17.2 million for the three months ended September 30, 2026 compared to $28.6 million for the three months ended September 30, 2025. The Company’s effective income tax rate ("ETR") was 25.5% for the three months ended September 30, 2026 compared to 37.3% for the three months ended September 30, 2025. Income tax expense increased $11.2 million to $80.0 million for the nine months ended September 30, 2026 compared to $68.8 million for the nine months ended September 30, 2025. The Company’s ETR was 23.8% for the nine months ended September 30, 2026 compared to 23.6% for the nine months ended September 30, 2025.
The ETR for the three and nine months ended September 30, 2026 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income, state income taxes and the Company's jurisdictional mix of earnings, partially offset by the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits. The ETR for the three and nine months ended September 30, 2025 differed from the U.S. statutory tax rate primarily due to the U.S. taxation of foreign income, state income taxes and the Company's jurisdictional mix of earnings, partially offset by the impact of the U.S. deduction for foreign derived intangible income and federal and state tax credits.

10. Common Stock
Dividends
The Company declared dividends per common share, including DERs (Note 11), during the periods presented as follows:

	Dividends per Common Share	Amount (in thousands)
2026:
Third Quarter	$0.255	$15,135
Second Quarter	0.255	15,508
First Quarter	0.255	15,595
Total dividends declared in 2026	$0.765	$46,238

2025:
Fourth Quarter	$0.235	$14,112
Third Quarter	0.235	14,388
Second Quarter	0.235	14,298
First Quarter	0.235	14,576
Total dividends declared in 2025	$0.940	$57,374
During the fourth quarter of 2026, the Company's board of directors declared a dividend of $0.255 per share of common stock to shareholders of record as of December 4, 2026 and payable on December 18, 2026.
Share Repurchase Program
As of September 30, 2026, the board of directors had authorized the Company to repurchase up to $1.25 billion of its issued and outstanding common stock since the share repurchase program was established in 2018. This program may be extended or otherwise modified by the board of directors at any time and will remain in effect until completed or until terminated by the board of directors. Share repurchases may be effected from time to time in open market or privately negotiated transactions, including transactions with affiliates, with the timing of purchases and the amount of stock purchased generally determined at the discretion of the Company consistent with the Company's general working capital needs and within the constraints of the Credit Agreement (Note 5).
On June 14, 2024, the Company entered into an agreement with Magnus Holdings Co., Ltd. ("Magnus"), to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from July 1, 2024 through December 31, 2024, up to an aggregate of $62.5 million, at the same weighted average per share price (the "June 2024 Agreement"). On April 10, 2025, the Company purchased 935,907 shares of its common stock from Magnus for an aggregate of $62.5 million in satisfaction of its obligations under the June 2024 Agreement.
On December 17, 2024, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from January 2, 2025 through June 30, 2025, up to an aggregate of $62.5 million, at the same weighted average per share price (the "December 2024 Agreement"). On July 10, 2025, the Company purchased 953,406 shares of its common stock from Magnus for an aggregate of $62.5 million in satisfaction of its obligations under the December 2024 Agreement.
On June 8, 2026, the Company entered into an agreement with Magnus to purchase from Magnus an equal amount of its common stock as it purchases on the open market over the period of time from June 10, 2026 through September 30, 2026, up to an aggregate of $52.5 million, at the same weighted average per share price (the "2026 Agreement"). In relation to this agreement, the Company recognized a share repurchase liability of $52.5 million for 583,527 shares of common stock, which was included in accrued expenses and other current liabilities and treasury stock on the unaudited condensed consolidated balance sheet as of September 30, 2026.

The Company's share repurchase activity for the periods presented was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Shares repurchased in the open market:
Shares repurchased	616,749	—	904,988	953,406
Average price	$89.81	$—	$89.94	$65.56
Aggregate value	$55,389	$—	$81,392	$62,509
Shares repurchased from Magnus:
Shares repurchased	—	953,406	—	1,889,313
Average price (1)	$—	$65.56	$—	$66.17
Aggregate value	$—	$62,509	$—	$125,009
Total shares repurchased:
Shares repurchased	616,749	953,406	904,988	2,842,719
Average price	$89.81	$65.56	$89.94	$65.96
Aggregate value	$55,389	$62,509	$81,392	$187,518
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

As of September 30, 2026, the Company had $159.3 million remaining under the current share repurchase authorization, of which $52.5 million was utilized by the Company on October 15, 2026, to repurchase 583,527 shares of its common stock from Magnus in satisfaction of its obligations under the 2026 Agreement.
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
As of September 30, 2026, the Company presented as retired 904,988 shares of its repurchased common stock with an aggregate repurchase price of $81.9 million, including $0.5 million of excise tax on the shares repurchased, which the Company intends to formally retire in 2026.
11. Equity Incentive Plans
Under the Acushnet Holdings Corp. Amended and Restated 2015 Omnibus Incentive Plan (the “Amended and Restated 2015 Plan”), the Company may grant stock options, stock appreciation rights, restricted shares of common stock, restricted stock units ("RSUs"), performance stock units ("PSUs") and other share-based and cash-based awards to members of the board of directors, officers, employees, consultants and advisors of the Company. As of September 30, 2026, the only equity-based awards granted under the Amended and Restated 2015 Plan were RSUs and PSUs.
As of September 30, 2026, there were 5,686,500 remaining shares of common stock reserved for issuance under the Amended and Restated 2015 Plan of which 3,136,589 remained available for future grants.
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
A summary of the Company’s RSUs and PSUs as of September 30, 2026 and changes during the nine months then ended is presented below:

		Weighted-		Weighted-
	Number	Average	Number	Average
	of RSUs	Fair Value RSUs	of PSUs (3)	Fair Value PSUs
Outstanding as of December 31, 2025	603,148	$65.08	500,371	$60.05
Granted	233,351	99.48	119,704	100.01
Vested (1)(2)	(319,026)	61.90	(193,351)	48.21
Forfeited	(9,996)	80.44	(1,411)	76.05
Outstanding as of September 30, 2026	507,477	$82.59	425,313	$76.62

_______________________________________________________________________________
(1) Based upon the Company’s level of achievement of the applicable performance metrics, the recipients of the 193,351 PSUs that vested during the nine months ended September 30, 2026, were entitled to receive 241,882 shares of common stock.
(2) Included 23,445 and 53,905 shares of common stock related to RSUs and PSUs, respectively, that were not delivered as of September 30, 2026.
(3) Number of PSUs reflects 100% of the target level grant and may not be indicative of the performance level expected to be achieved.
Compensation expense recorded related to the Company's RSUs and PSUs in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
RSUs	$5,001	$4,643	$15,827	$15,858
PSUs	2,942	3,867	11,169	8,182
The remaining unrecognized compensation expense related to unvested RSUs and unvested PSUs was $28.4 million and $16.9 million, respectively, as of September 30, 2026, and is expected to be recognized over the related weighted average period of 1.4 years and 1.9 years, respectively.
A summary of shares of common stock issued related to the Amended and Restated 2015 Plan, including the impact of any DERs issued in common stock, is presented below:

	Nine months ended		Nine months ended
	September 30, 2026		September 30, 2025
	RSUs	PSUs	RSUs	PSUs
Shares of common stock issued	337,167	203,272	337,618	123,908
Shares of common stock withheld by the Company as payment by employees in lieu of cash to satisfy tax withholding obligations	(125,609)	(93,369)	(118,150)	(54,369)
Net shares of common stock issued	211,558	109,903	219,468	69,539

Cumulative undelivered shares of common stock	493,772	584,440	509,128	544,215

Compensation Expense
The allocation of share-based compensation expense in the unaudited condensed consolidated statements of operations was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Cost of goods sold	$522	$499	$1,571	$1,477
Selling, general and administrative	6,968	7,563	24,055	21,291
Research and development	453	448	1,370	1,272
Total compensation expense before income tax	7,943	8,510	26,996	24,040
Income tax benefit	2,017	2,880	6,566	6,048
Total compensation expense, net of income tax	$5,926	$5,630	$20,430	$17,992
12. Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax consists of foreign currency translation adjustments, unrealized gains and losses from derivative instruments designated as cash flow hedges (Note 6) and pension and other postretirement adjustments (Note 8).
The components of and adjustments to accumulated other comprehensive loss, net of tax, were as follows:

		Foreign		Accumulated
	Foreign	Exchange	Pension and	Other
	Currency	Derivative	Other	Comprehensive
(in thousands)	Translation	Instruments	Postretirement	Loss, Net of Tax
Balance as of December 31, 2025	$(102,533)	$485	$(20,233)	$(122,281)
Other comprehensive income before reclassifications	2,403	2,336	304	5,043
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(2,246)	1,033	(1,213)
Tax benefit (expense)	—	5	(315)	(310)
Balance as of September 30, 2026	$(100,130)	$580	$(19,211)	$(118,761)
13. Net Income per Common Share
The following is a computation of basic and diluted net income per common share attributable to Acushnet Holdings Corp.:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income attributable to Acushnet Holdings Corp.	$49,186	$48,511	$255,434	$223,446

Weighted average number of common shares:
Basic	59,250,470	59,877,065	59,613,876	60,447,664
RSUs	148,053	186,274	143,836	154,225
PSUs	85,345	96,195	47,536	52,048
Diluted	59,483,868	60,159,534	59,805,248	60,653,937

Net income per common share attributable to Acushnet Holdings Corp.:
Basic	$0.83	$0.81	$4.28	$3.70
Diluted	$0.83	$0.81	$4.27	$3.68
Net income per common share attributable to Acushnet Holdings Corp. was calculated using the treasury stock method.

The Company’s potential dilutive securities for the three and nine months ended September 30, 2026 and 2025 include RSUs and PSUs. PSUs vest based upon achievement of performance targets and are excluded from the diluted shares outstanding unless the performance targets have been met as of the end of the applicable reporting period regardless of whether such performance targets are probable of achievement. During 2026 and 2025, the minimum performance target was achieved relating to certain PSUs and as a result, these PSUs have been included in diluted shares outstanding for the three and nine months ended September 30, 2026 and 2025.
The following securities have been excluded from the calculation of diluted weighted-average common shares outstanding as their impact was determined to be anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
RSUs	152,818	—	160,193	161,023
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
Results shown for the three and nine months ended September 30, 2026 and 2025 are not necessarily those which would be achieved if each segment was an unaffiliated business enterprise. There are no material intersegment transactions.
Information by reportable segment and a reconciliation to reported amounts are as follows:

	Three months ended September 30, 2026
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$429,816	$126,244	$55,390	$611,450	$37,780	$649,230
Segment expenses:
Cost of goods sold	207,954	70,708	32,067	310,729
Advertising and promotion	46,433	10,767	3,375	60,575
Research and development	16,899	1,356	718	18,973
Selling, general and administrative	83,389	36,926	12,498	132,813
Other segment items (2)	4,115	56	649	4,820
Other expenses	—	—	—	—	40,983
Total operating income	71,026	6,431	6,083	83,540	(3,203)	80,337
Reconciling items:
Interest expense, net						(11,806)
Non-service cost component of net periodic benefit cost						(1,073)
Other						(106)
Total income before income taxes						$67,352
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
(3) Restructuring costs primarily relate to the voluntary bridge to retirement ("VBR") program (Note 17).

Information by reportable segment and a reconciliation to reported amounts are as follows:

	Nine months ended September 30, 2026
(in thousands)	Titleist Golf Equipment	FootJoy Golf Wear	Golf Gear	Total Reportable Segments	Other (1)	Total Consolidated
Net sales	$1,434,223	$465,595	$213,726	$2,113,544	$108,612	$2,222,156
Segment expenses:
Cost of goods sold	671,616	262,354	118,908	1,052,878
Advertising and promotion	154,652	39,597	10,731	204,980
Research and development	51,574	4,143	2,304	58,021
Selling, general and administrative	252,623	112,528	37,894	403,045
Other segment items (2)	6,544	168	1,946	8,658
Other expenses	—	—	—	—	117,502
Total operating income	297,214	46,805	41,943	385,962	(8,890)	377,072
Reconciling items:
Interest expense, net						(37,183)
Non-service cost component of net periodic benefit cost						(3,740)
Other						471
Total income before income taxes						$336,620
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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
United States	$391,557	$396,951	$1,335,129	$1,255,664
EMEA (1)	94,665	91,053	333,356	293,556
Japan	34,094	36,891	106,409	102,295
Korea	64,060	67,659	205,239	213,951
Rest of World	64,854	65,104	242,023	216,040
Total net sales	$649,230	$657,658	$2,222,156	$2,081,506
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
During the three months ended September 30, 2026, the Company recognized a reduction of cost of goods sold of $0.2 million and a reduction of selling, general and administrative expenses of $0.4 million on the unaudited condensed consolidated statement of operations related to IEEPA tariff refunds. During the nine months ended September 30, 2026, the Company recognized a reduction of cost of goods sold of $44.7 million, a reduction of selling, general and administrative expenses of $1.0 million, and a reduction in interest expense, net of $1.5 million on the unaudited condensed consolidated statement of operations related to IEEPA tariff refunds. As of September 30, 2026, prepaid and other current assets on the unaudited condensed consolidated balance sheet included $0.7 million related to IEEPA tariff refunds. The Company continues to evaluate opportunities for additional tariff refunds; however, it does not expect any future recoveries to have a significant impact on its financial position, results of operations or cash flows.
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
The carrying value of the Company's investment in Lionscore was $12.9 million and $13.0 million as of September 30, 2026 and December 31, 2025, respectively, which was included within other noncurrent assets on the unaudited condensed consolidated balance sheets. The Company records (gains) losses related to the Lionscore equity method investment within other expense (income), net on the unaudited condensed consolidated statements of operations.
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
On January 28, 2026, ACL FootJoy entered into a promissory note with Lionscore, allowing ACL FootJoy to borrow up to $9.0 million to support working capital needs. On August 31, 2026, the promissory note was amended and restated to increase the maximum amount available for borrowing from $9.0 million to $15.0 million. The promissory note is non-interest bearing with a maturity date of January 28, 2029. As of September 30, 2026, outstanding borrowings under the promissory note of $10.5 million, net of unamortized discount, were included in other noncurrent liabilities on the Company's unaudited condensed consolidated balance sheet. To the extent ACL FootJoy's capital needs exceed its resources, the Company may, but is not legally obligated to, provide ACL FootJoy with additional funding in the form of equity or loans. ACL FootJoy has no other outstanding borrowings other than the promissory note.
Investment in Less than Wholly-Owned Subsidiary
During the nine months ended September 30, 2026, the Company invested an additional $6.4 million in ACTPI, LLC, a less than wholly-owned subsidiary ("ACTPI"), increasing the Company's ownership interest from 80% to 84.3%. ACTPI was formed in connection with the November 4, 2022, acquisition of an 80% interest in certain assets and liabilities of TPI EDU, LLC, Onbase University, LP and Racquetfit, LP for cash consideration of $18.4 million. ACTPI educates golfers and industry professionals on the body-swing connection through its ‘TPI Certified’ program.
Lease Arrangement with Related Party
On June 30, 2026, Acushnet Korea Co., Ltd., a wholly-owned subsidiary of the Company, entered into an agreement with Misto Holdings Corp. ("Misto") to lease office space from Misto in Seoul, South Korea. The lease commenced on July 1, 2026 with an initial term through June 30, 2031. During the three and nine months ended September 30, 2026, the Company recorded operating lease expense of $0.4 million, which was included in selling, general and administrative expense on the unaudited condensed statement of operations. As of September 30, 2026, the operating lease right-of-use asset was $7.5 million, and the associated operating lease liability was $7.6 million, of which $1.3 million was included in accrued expenses and other current liabilities and $6.3 million was included in other noncurrent liabilities on the unaudited condensed consolidated balance sheet.
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
The activity related to the VBR program was as follows:

(in thousands)	Nine months ended September 30, 2026
Balance at beginning of period	$9,855
Increase in provision for expected restructuring costs	62
Payments	(7,950)
Balance at end of period	$1,967
The VBR program liabilities recognized on the unaudited condensed consolidated balance sheets were as follows:

(in thousands)	September 30,	December 31,
Balance Sheet Location	2026	2025
Accrued expenses and other current liabilities	$1,967	$9,033
Other noncurrent liabilities	—	822

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
In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under IEEPA were invalid, and in March 2026, the U.S. Court of International Trade issued an order directing CBP to refund duties collected under IEEPA. In April 2026, CBP established a refund portal, allowing importers of record and authorized customs brokers to submit refund requests. We have submitted refund requests through this portal for duties paid on qualifying imports. During the nine months ended September 30, 2026, we recognized benefits related to IEEPA tariff refunds of $44.7 million in costs of goods sold, $1.0 million in selling, general and administrative expenses, and $1.5 million in interest expense, net. These benefits were partially offset by a resulting increase in incentive compensation expense of approximately $12.0 million. While we continue to evaluate opportunities for additional tariff refunds, we do not expect any future recoveries to have a significant impact on our results of operations. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 15 – Commitments and Contingencies,” Item 1 of Part I to this report.
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
Information Technology Optimization: During 2024, we began a multi-year implementation of a new global cloud-based enterprise resource planning ("ERP") platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. We expect that the new global ERP platform will enable further operating efficiencies and support the Company’s digital transformation. During the third quarter of 2026, the Company completed the first phase of its implementation primarily in North America and golf ball manufacturing operations in Thailand. The implementation temporarily disrupted our custom embroidery operations, resulting in lower sales volumes in our FootJoy golf wear segment and, to a lesser extent, our Golf gear segment during the quarter. Additional implementation activities are expected to continue in phases across the remaining geographic regions. The global ERP platform implementation spending comprises both capitalized costs and operating expenses. The operating expenses represent costs directly related to the deployment of the global ERP platform above the normal ongoing level of spending on information technology to support our operations. In connection with this strategic initiative, we incurred expenses of $8.6 million and $1.8 million, during the three months ended September 30, 2026 and 2025, respectively, and $18.5 million and $7.8 million, during the nine months ended September 30, 2026 and 2025, respectively. In addition, we invested $16.4 million and $29.7 million for capitalized implementation costs associated with the integration, configuration and customization of this new global ERP platform during the nine months ended September 30, 2026 and 2025, respectively. We anticipate spending approximately $40 million in total for the full year related to the deployment of the new global ERP platform.
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

Results of Operations
The following table sets forth, for the periods indicated, our results of operations.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net sales	$649,230	$657,658	$2,222,156	$2,081,506
Cost of goods sold	327,245	338,535	1,099,080	1,070,905
Gross profit	321,985	319,123	1,123,076	1,010,601
Operating expenses:
Selling, general and administrative	217,283	204,936	677,195	627,203
Research and development	19,427	18,605	59,383	56,397
Intangible amortization	4,938	2,655	9,426	9,659
Income from operations	80,337	92,927	377,072	317,342
Interest expense, net	11,806	14,516	37,183	43,529
Other expense (income), net	1,179	1,758	3,269	(17,117)
Income before income taxes	67,352	76,653	336,620	290,930
Income tax expense	17,176	28,622	79,962	68,795
Net income	50,176	48,031	256,658	222,135
Less: Net (income) loss attributable to noncontrolling interests	(990)	480	(1,224)	1,311
Net income attributable to Acushnet Holdings Corp.	$49,186	$48,511	$255,434	$223,446
Adjusted EBITDA:
Net income attributable to Acushnet Holdings Corp.	$49,186	$48,511	$255,434	$223,446
Interest expense, net	11,806	14,516	37,183	43,529
Income tax expense	17,176	28,622	79,962	68,795
Depreciation and amortization	15,901	12,978	42,123	42,184
Share-based compensation	7,943	8,510	26,996	24,040
Restructuring costs (1)	—	2,823	—	9,642
Transformation costs (2)	8,670	1,845	19,999	8,562
Other (3)	3,025	1,287	4,915	(18,274)
Net income (loss) attributable to noncontrolling interests	990	(480)	1,224	(1,311)
Adjusted EBITDA (4)	$114,697	$118,612	$467,836	$400,613
Adjusted EBITDA margin	17.7%	18.0%	21.1%	19.2%
________________________
(1) For the three and nine months ended September 30, 2025, includes $2.1 million and $8.6 million, respectively, related to the VBR program.
(2) For the three and nine months ended September 30, 2026, includes $8.6 million and $18.5 million, respectively, related to our information technology optimization. For the three and nine months ended September 30, 2025, includes $1.8 million and $7.8 million, respectively, related to our information technology optimization.
(3) For the nine months ended September 30, 2025, includes a non-cash gain of $20.9 million related to the deconsolidation of Lionscore. The three and nine months ended September 30, 2026 and 2025 also include other gains, losses or costs added back for purposes of calculating Adjusted EBITDA as defined in our credit agreement.
(4) For the nine months ended September 30, 2026, includes $45.8 million related to IEEPA tariff refunds, partially offset by a resulting increase in incentive compensation expense of approximately $12.0 million.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Net sales by reportable segment is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2026	2025	$ change	% change	$ change	% change
Golf balls	$209.1	$202.4	$6.7	3.3%	$8.0	4.0%
Golf clubs	220.7	225.2	(4.5)	(2.0)%	(2.7)	(1.2)%
Titleist golf equipment	429.8	427.6	2.2	0.5%	5.3	1.2%
FootJoy golf wear	126.2	136.5	(10.3)	(7.5)%	(9.7)	(7.1)%
Golf gear	55.4	61.2	(5.8)	(9.5)%	(5.5)	(9.0)%
Net sales information by region is summarized as follows:

	Three months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2026	2025	$ change	% change	$ change	% change
United States	$391.6	$397.0	$(5.4)	(1.4)%	$(5.4)	(1.4)%
EMEA	94.7	91.1	3.6	4.0%	4.1	4.5%
Japan	34.1	36.9	(2.8)	(7.6)%	0.2	0.5%
Korea	64.1	67.7	(3.6)	(5.3)%	(1.7)	(2.5)%
Rest of World	64.7	65.0	(0.3)	(0.5)%	(1.4)	(2.2)%
Total net sales	$649.2	$657.7	$(8.5)	(1.3)%	$(4.2)	(0.6)%
Segment operating income by reportable segment is summarized as follows:

	Three months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2026	2025	$ change	% change
Titleist golf equipment	$71.0	$83.7	$(12.7)	(15.2)%
FootJoy golf wear	6.4	4.9	1.5	30.6%
Golf gear	6.0	7.2	(1.2)	(16.7)%

Net Sales
For the three months ended September 30, 2026, net sales decreased 1.3%, or 0.6% on a constant currency basis, compared to the three months ended September 30, 2025. The decrease was due to lower net sales in FootJoy golf wear and Golf gear, primarily related to lower sales volumes, partially offset by higher net sales in Titleist golf equipment, primarily due to higher sales volumes and average selling prices in golf balls.
The decrease in net sales in the United States was primarily driven by decreases in FootJoy golf wear of $7.5 million and Golf gear of $5.5 million, partially offset by an increase in Titleist golf equipment of $5.3 million. The decreases in FootJoy golf wear and Golf gear were primarily due to lower sales volumes across all product categories. The increase in Titleist golf equipment was primarily driven by higher sales volumes of our recently introduced GTS drivers and fairways, as well as higher average selling prices of our Pro V1 golf ball models, partially offset by lower sales volumes of our second model year T-Series irons.
Net sales in regions outside the United States decreased 1.2%, or increased 0.5% on a constant currency basis. Net sales increases in EMEA and Japan were partially offset by decreases in Korea and Rest of World, on a constant currency basis. In EMEA, the increase was primarily driven by higher net sales of products that are not allocated to one of our three reportable segments and in Titleist golf equipment, mainly golf balls. In Japan, the increase, on a constant currency basis, was due to higher net sales across all reportable segments, partially offset by lower net sales of products that are not allocated to one of our three reportable segments. In Korea, the decrease was primarily due to lower net sales in FootJoy golf wear, mainly apparel. In Rest of World, the decrease was due to lower net sales across all reportable segments, offset in part by an increase in net sales of products that are not allocated to one of our three reportable segments.

Gross Profit
Gross profit increased $2.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Gross margin increased to 49.6% for the three months ended September 30, 2026 compared to 48.5% for the three months ended September 30, 2025. The increase in gross profit was the result of increases in FootJoy golf wear, primarily due to lower manufacturing costs, and increases in products not allocated to one of our three reportable segments. These increases were partially offset by a decrease in Titleist golf equipment, primarily due to higher product costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased $12.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This increase was primarily the result of increases of $6.0 million in administrative expense and $3.8 million in selling expense. The increase in administrative expense was primarily due to the higher incentive compensation expenses discussed above and higher information technology-related expenses. The increase in selling expense was primarily due to the higher incentive compensation expenses discussed above. SG&A expenses also includes a $6.8 million increase in expense related to our information technology optimization. In addition, during the three months ended September 30, 2025, SG&A expenses included restructuring costs of $2.1 million related to the VBR program.
Intangible amortization
Intangible amortization expense increased $2.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by the recognition of impairment losses related to certain indefinite-lived intangible assets.
Interest Expense, net
Interest expense, net decreased $2.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a decrease in interest rates.
Income Tax Expense
Income tax expense decreased $11.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Our ETR was 25.5% for the three months ended September 30, 2026 compared to 37.3% for the three months ended September 30, 2025. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings, as well as a reduced income tax benefit related to the U.S. deduction of foreign derived intangible income resulting from the enactment of the One Big Beautiful Act in the three months ended September 30, 2025.
Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 0.5%, or 1.2% on a constant currency basis, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily driven by higher sales volumes of our recently introduced GTS drivers and fairways, as well as higher average selling prices and higher sales volumes of our Pro V1 golf ball models. These increases were partially offset by lower sales volumes of our second model year T-Series irons.
Operating income in our Titleist golf equipment segment decreased $12.7 million, or 15.2%, compared to the prior year period. The decrease in operating income resulted from a decrease of $3.5 million in gross profit and higher operating expenses of $9.2 million. The decrease in gross profit was primarily due to higher product costs, partially offset by higher sales volumes and higher average selling prices discussed previously. Higher operating expenses were a result of increases of $4.4 million in administrative expense, $2.5 million in intangible amortization and $2.3 million in selling expense.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 7.5%, or 7.1% on a constant currency basis, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower sales volumes, partially offset by higher average selling prices, both across all product categories.
Operating income in our FootJoy golf wear segment increased $1.5 million, or 30.6% compared to the prior year period. The increase in operating income resulted from higher gross profit of $2.9 million, partially offset by higher operating expenses of $1.4 million. The increase in gross profit was driven by lower manufacturing costs in footwear.

Golf Gear Segment
Net sales in our Golf gear segment decreased 9.5%, or 9.0% on a constant currency basis, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower sales volumes across all product categories, partially offset by higher average selling prices in golf bags.
Operating income in our Golf gear segment decreased $1.2 million, or 16.7% compared to the prior year period, largely as a result of the volume decrease discussed previously and higher operating expenses, largely offset by a favorable shift in product mix.
Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Net sales by reportable segment is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2026	2025	$ change	% change	$ change	% change
Golf balls	$717.5	$677.9	$39.6	5.8%	$37.2	5.5%
Golf clubs	716.7	624.6	92.1	14.7%	91.4	14.6%
Titleist golf equipment	1,434.2	1,302.5	131.7	10.1%	128.6	9.9%
FootJoy golf wear	465.6	467.9	(2.3)	(0.5)%	(7.3)	(1.6)%
Golf gear	213.7	208.8	4.9	2.3%	3.4	1.6%
Net sales information by region is summarized as follows:

	Nine months ended				Constant Currency
	September 30,		Increase/(Decrease)		Increase/(Decrease)
(in millions)	2026	2025	$ change	% change	$ change	% change
United States	$1,335.1	$1,255.7	$79.4	6.3%	$79.4	6.3%
EMEA	333.4	293.6	39.8	13.6%	24.5	8.3%
Japan	106.4	102.3	4.1	4.0%	11.7	11.4%
Korea	205.2	214.0	(8.8)	(4.1)%	(0.9)	(0.4)%
Rest of World	242.1	215.9	26.2	12.1%	16.7	7.7%
Total net sales	$2,222.2	$2,081.5	$140.7	6.8%	$131.4	6.3%

Segment operating income by reportable segment is summarized as follows:

	Nine months ended
(in millions)	September 30,		Increase/(Decrease)
Segment operating income	2026	2025	$ change	% change
Titleist golf equipment	$297.2	$245.4	$51.8	21.1%
FootJoy golf wear	46.8	41.0	5.8	14.1%
Golf gear	41.9	38.1	3.8	10.0%
Net Sales
For the nine months ended September 30, 2026, net sales increased 6.8%, or 6.3% on a constant currency basis, compared to the nine months ended September 30, 2025. The increase was largely driven by higher net sales in Titleist golf equipment, primarily due to higher sales volumes in golf clubs and higher average selling prices and sales volumes in golf balls.
The increase in net sales in the United States was primarily driven by an increase in Titleist golf equipment of $82.2 million. The increase in Titleist golf equipment was primarily driven by higher sales volumes of our newly introduced GTS drivers and fairways and SM11 Vokey wedges, as well as higher average selling prices of our Pro V1 golf ball models, partially offset by lower sales volumes of our second model year hybrids and T-Series irons.

Net sales in regions outside the United States increased 7.4%, or 6.3% on a constant currency basis, driven by increases in EMEA, Rest of World and Japan. In EMEA and Rest of World, the increases were primarily driven by higher net sales across all reportable segments as well as an increase in net sales of products that are not allocated to one of our three reportable segments. In Japan, the increase was driven by higher net sales in Titleist golf equipment, mainly golf clubs. In Korea, net sales decreased primarily due to lower net sales in Golf gear and FootJoy golf wear, mainly apparel, partially offset by higher net sales in Titleist golf equipment, mainly golf clubs.
Gross Profit
Gross profit increased $112.5 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Gross margin was 50.5% for the nine months ended September 30, 2026 compared to 48.6% for the nine months ended September 30, 2025. The increase in gross profit was primarily the result of an increase in Titleist golf equipment of $89.8 million, as well as increases in FootJoy golf wear of $12.3 million and Golf gear of $6.3 million. These increases were driven by IEEPA tariff refunds of $44.7 million, as well as the higher sales volumes and average selling prices in Titleist golf equipment discussed above and lower manufacturing costs in FootJoy golf wear. These increases were partially offset by higher tariff costs due to tariff measures discussed previously.
Selling, General and Administrative Expenses
SG&A expenses increased $50.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily the result of increases of $17.9 million in administrative expense, $14.9 million in selling expense and $12.7 million in advertising and promotion expenses. The increase in administrative expense was primarily due to the higher incentive compensation expenses discussed above and higher information technology-related expenses. The increase in selling expense was primarily due to the higher incentive compensation expenses discussed above, and investments to enhance consumer engagement. The increase in advertising and promotion expenses was primarily in Titleist golf equipment to support new product launches. SG&A expenses also include a $10.7 million increase in expense related to our information technology optimization, as well as a $4.1 million decrease in foreign currency transaction gains, offset in part by a $2.2 million decrease in losses on foreign exchange forward contracts. In addition, during the nine months ended September 30, 2025, SG&A expenses included restructuring costs of $8.6 million related to the VBR program.
Research and Development
Research and development expenses increased $3.0 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily related to next generation product development within Titleist golf equipment.
Intangible amortization
Intangible amortization expense decreased $0.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, due to certain intangible assets becoming fully amortized during the prior period, offset in part by the recognition of impairment losses related to certain indefinite-lived intangible assets.
Interest Expense, net
Interest expense, net decreased $6.3 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a decrease in interest rates, partially offset by an increase in borrowings.
Other Expense (Income), net
Other expense, net increased $20.4 million for the nine months ended September 30, 2026 compared to other income, net of $17.1 million for the nine months ended September 30, 2025, primarily due to a non-cash gain of $20.9 million recognized in the prior year period related to the deconsolidation of Lionscore.
Income Tax Expense
Income tax expense increased $11.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Our ETR was 23.8% for the nine months ended September 30, 2026 compared to 23.6% for the nine months ended September 30, 2025. The change in ETR was primarily driven by changes in our jurisdictional mix of earnings.

Segment Results
Titleist Golf Equipment Segment
Net sales in our Titleist golf equipment segment increased 10.1%, or 9.9% on a constant currency basis, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher sales volumes of our recently launched GTS drivers and fairways and SM11 Vokey wedges, as well as higher average selling prices of our Pro V1 golf ball models. These increases were partially offset by lower sales volumes of our second model year hybrids and T-Series irons.
Operating income in our Titleist golf equipment segment increased $51.8 million, or 21.1% compared to the prior year period. The increase in operating income resulted from higher gross profit of $89.8 million, partially offset by higher operating expenses of $38.0 million. The increase in gross profit was primarily driven by the higher sales volumes and higher average selling prices discussed previously and IEEPA tariff refunds, partially offset by higher tariff costs. Higher operating expenses were a result of increases of $13.1 million in administrative expense, $11.4 million in advertising and promotion expenses and $11.2 million in selling expense.
FootJoy Golf Wear Segment
Net sales in our FootJoy golf wear segment decreased 0.5%, or 1.6% on a constant currency basis, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to lower sales volumes, partially offset by higher average selling prices, both across all product categories.
Operating income in our FootJoy golf wear segment increased $5.8 million, or 14.1% compared to the prior year period. The increase in operating income resulted from higher gross profit of $12.3 million, partially offset by higher operating expenses of $6.5 million. The increase in gross profit was primarily driven by IEEPA tariff refunds and lower manufacturing costs in footwear, partially offset by higher tariff costs. Higher operating expenses were a result of increases of $2.7 million in selling expense and $2.1 million in administrative expense.
Golf Gear Segment
Net sales in our Golf gear segment increased 2.3%, or 1.6% on a constant currency basis, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher average selling prices across all product categories, partially offset by lower sales volumes in the travel product category.
Operating income in our Golf gear segment increased $3.8 million, or 10.0% compared to the prior year period. The increase in operating income resulted from higher gross profit of $6.3 million. The increase in gross profit was primarily driven by IEEPA tariff refunds, partially offset by higher tariff costs. An increase in operating expenses of $2.5 million partially offset the increase in gross profit.
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
As of September 30, 2026, we had $106.7 million of unrestricted cash and cash equivalents (including $1.2 million attributable to ACL FootJoy, a VIE). As of September 30, 2026, 98.1% of our total unrestricted cash and cash equivalents was held by subsidiaries in regions outside of the United States, including ACL FootJoy. We manage our worldwide cash requirements by monitoring the funds available among our subsidiaries and determining the extent to which we can access those funds on a cost-effective basis. We are not aware of any restrictions on repatriation of these funds and, subject to foreign withholding taxes, those funds could be repatriated, if necessary. We have repatriated, and intend to repatriate, funds to the United States from time to time to satisfy domestic liquidity needs arising in the ordinary course of business.
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
Debt and Financing Arrangements
As of September 30, 2026, we had $595.4 million of available borrowing capacity under the Revolving Credit Facility after giving effect to $4.0 million of outstanding letters of credit. Additionally, we had $34.8 million available borrowing capacity under certain local credit facilities of our subsidiaries.
The Credit Agreement governing the Revolving Credit Facility contains customary affirmative and restrictive covenants, including, among others, financial covenants based on our leverage and interest coverage ratios. The Credit Agreement also includes customary events of default, the occurrence of which, following any applicable cure period, would permit the lenders to, among other things, declare the principal, accrued interest and other obligations to be immediately due and payable. As of September 30, 2026, we were in compliance with all covenants under the Credit Agreement.
The Indenture that governs the Notes contains covenants that, among other things, limit the ability of the Company and its subsidiaries to incur liens securing indebtedness for borrowed money, enter into sale and leaseback transactions, and consolidate or merge with or into other companies. As of September 30, 2026, we were in compliance with all covenants under the Indenture.
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
Dividends and Share Repurchase Program
During the nine months ended September 30, 2026, we paid dividends on our common stock of $45.4 million to our shareholders. During the fourth quarter of 2026, our board of directors declared a dividend of $0.255 per share of common stock to shareholders of record as of December 4, 2026 and payable on December 18, 2026.
As of September 30, 2026, our board of directors had authorized us to repurchase up to an aggregate of $1.25 billion of our issued and outstanding common stock since the share repurchase program was established in 2018. During the nine months ended September 30, 2026, we repurchased 904,988 shares of our common stock at an average price of $89.94 for an aggregate of $81.4 million. As of September 30, 2026, we recognized a liability of $52.5 million to purchase an additional 583,527 shares of common stock from Magnus. As of September 30, 2026, we had $159.3 million remaining under the current share repurchase authorization, of which $52.5 million was utilized on October 15, 2026, to repurchase 583,527 shares of our common stock from Magnus in satisfaction of our previously disclosed obligations under a share repurchase agreement with Magnus.
See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I to this report for a description of our share repurchase program and Magnus share repurchase agreements.

Capital Expenditures and Other Investments
During the nine months ended September 30, 2026, we invested $57.4 million in capital expenditures. We expect to invest approximately $95.0 million in capital expenditures for the full year, although actual amounts may vary depending upon a variety of factors, including the timing of certain capital project implementations and receipt of capital purchases. Capital expenditures generally relate to investments to support the manufacturing and distribution of products, our go-to-market activities, as well as investments in facilities to support our global strategic initiatives.
In addition, during the nine months ended September 30, 2026, we invested $16.4 million in capitalized implementation costs associated with the implementation of a new global cloud-based ERP platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. Upon completion of the first phase of our global ERP platform implementation during the third quarter of 2026, we ceased capitalizing the related implementation costs and began expensing applicable post-implementation costs. Capitalization of costs associated with the second phase are expected to continue in future periods as implementation activities remain ongoing. We expect to invest up to $20.0 million in capitalized implementation costs associated with this global ERP platform for the full year.
Cash Flows
The following table presents the major components of net cash flows from operating, investing and financing activities for the periods indicated:

	Nine months ended
	September 30,
(in thousands)	2026	2025
Cash flows from:
Operating activities	$318,920	$194,708
Investing activities	(57,370)	(51,346)
Financing activities	(203,987)	(110,225)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	466	3,285
Net increase in cash, cash equivalents and restricted cash	$58,029	$36,422
Cash Flows from Operating Activities
The increase in cash provided by operating activities was primarily driven by growth in operating income, including IEEPA tariff refunds recognized, and a decrease in cash used to fund working capital requirements. At any specific point in time, working capital is subject to many variables, including seasonality and inventory management, the timing of cash receipts and payments, vendor payment terms and fluctuations in foreign exchange rates.
Cash Flows from Investing Activities
The increase in cash used in investing activities was driven by changes in capital expenditures.
Cash Flows from Financing Activities
The increase in cash used in financing activities was primarily due to a decrease in net proceeds from credit facilities, offset in part by a decrease in purchases of common stock.
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
As of September 30, 2026, other than as discussed above, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
We performed a sensitivity analysis to assess the potential effect of a hypothetical movement in interest rates on our annual pre-tax interest expense. As of September 30, 2026, we had $382.6 million of outstanding indebtedness at variable interest rates. The sensitivity analysis, while not predictive in nature, indicated that a one percentage point increase in the interest rate applied to these borrowings as of September 30, 2026 would have resulted in an increase of $3.8 million in our annual pre-tax interest expense. This sensitivity analysis disregards fluctuations in balances of our outstanding variable rate indebtedness due to borrowings and repayments throughout the year.
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
We performed a sensitivity analysis to assess potential changes in the fair value of our foreign exchange forward contracts relating to a hypothetical movement in foreign currency exchange rates. The gross U.S. dollar equivalent notional amount of all foreign exchange forward contracts outstanding at September 30, 2026 was $246.0 million, representing a net settlement liability of $0.4 million. The sensitivity analysis of changes in the fair value of our foreign exchange forward contracts outstanding as of September 30, 2026, while not predictive in nature, indicated that the net settlement liability of $0.4 million would increase by $21.0 million resulting in a net settlement liability of $21.4 million, if the U.S. dollar uniformly weakened by 10% against all currencies covered by our contracts.

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
ITEM 4.      Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the fiscal quarter ended September 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. We are in the process of implementing a new ERP platform as part of our plans to integrate our operations and enhance our supply chain and finance capabilities. We completed the first phase of the implementation during the quarter ended September 30, 2026. Additional implementation activities are expected to continue in phases across the remaining geographic regions. We have modified and will continue to modify certain aspects of our internal controls over financial reporting to accommodate changes to our business processes and finance procedures as we continue the implementation of the new ERP platform.

There were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information relating to the Company’s purchase of common stock for the third quarter of 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (1) (in thousands)
July 1, 2026 - July 31, 2026	—	$—	—	$214,651
August 1, 2026 - August 31, 2026	616,749	89.81	616,749	159,261
September 1, 2026 - September 30, 2026	—	—	—	159,261
Total	616,749	$89.81	616,749

_______________________________________________________________________________
(1)    As of September 30, 2026, we recognized a liability of $52.5 million to purchase an additional 583,527 shares of our common stock from Magnus. See “Notes to Unaudited Condensed Consolidated Financial Statements – Note 10 – Common Stock,” Item 1 of Part I to this report for a description of our share repurchase program and our share repurchase agreements.
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

ACUSHNET HOLDINGS CORP.

Dated: November 4, 2026	By:	/s/ David Maher
David Maher
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 4, 2026	By:	/s/ Sean Sullivan
Sean Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

